Form 10QSB
period 2004-09-30
Creative Beauty Supply of New Jersey CORP
filed 2004-11-23
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                     FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2004

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number      0-50773


            Creative Beauty Supply of New Jersey Corporation
                 (Exact name of Small Business Issuer
                            in its charter)

   New Jersey                       56-2415252
 (State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification
                                      number)

   380 Totowa Road
     Totowa, NJ                          07512
(Address of principal executive offices) (Zip Code)

Registrant's Telephone number, including area code:
(973) 904-0004


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, September 30, 2004:

  Common Stock  -  3,494,650

PART I
Item I - FINANCIAL STATEMENTS

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORP.

BALANCE SHEET

SEPTEMBER 30, 2004
UNAUDITED

ASSETS
------------
Current Assets:
  Cash and cash equivalents                                 $  232,527
  Accounts receivable                                            1,482
  Inventory                                                     52,060
  Investments in available for sale securities                 185,000
  Prepaid expenses                                               2,314
                                                            ----------
          Total Current Assets                                 473,383

Property and equipment, net of accumulated
 depreciation of $974 at September 30, 2004                      5,523
                                                            ----------
          Total Assets                                      $  478,906
                                                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable and accrued expenses                    $    46,410
  Income taxes payable                                               -
                                                           -----------
          Total Current Liabilities                             46,410
                                                           -----------
Commitments and Contingencies

Stockholders' Equity:
  Preferred Stock ($.001 par value, 10,000,000 shares
    authorized, none outstanding at September 30, 2004)              -
  Common stock ($.001 par value, 100,000,000 shares
    authorized, 3,494,650 issued and outstanding at
    September 30, 2004)                                          3,495
  Additional paid-in-capital                                   482,390
  Retained earnings (deficit)                                  (33,389)
  Accumulated other comprehensive loss                         (20,000)
                                                           -----------
          Total Stockholders' Equity                           432,496
                                                           -----------
          Total Liabilities and Stockholders' Equity        $  478,906


-----------------------
The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORP.

STATEMENTS OF OPERATIONS

UNAUDITED

                              For the three months ended    For the nine months ended
                                    September 30,                 September 30,
                                2004              2003        2004             2003
                              --------          --------    --------         --------
                                             (Predecessor)               (Predecessor)
                                              (Proforma)                   (Proforma)
Net Sales                    $    34,237     $   41,801    $    137,837   $   135,279

Cost of Sales                     26,535         31,141          92,546        99,237
                             -----------     ----------     -----------   -----------
Gross Profit                       7,702         10,660          45,291        36,042
                             -----------     ----------     -----------   -----------
Operating Expenses
  Officer's salary                 7,500          5,450          22,500        21,470
  Employee benefits                3,237          2,997           9,310         8,065
  Professional fees                6,280         16,429          20,545        62,658
  Rent                             4,050          3,900          11,900        11,700
  Other general and
     administrative                5,965          5,067          17,934        18,004
                              ----------     ----------     -----------   -----------
      Total Operating Expenses    27,032         33,843          82,189       121,897
                              ----------     ----------     -----------   -----------
Loss from operations             (19,330)       (23,183)        (36,898)      (85,855)

Other Income:
  Interest income                  1,106          1,667           3,509         6,324
                              ----------     ----------     -----------   -----------
        Net Loss before
         Income Taxes            (18,224)       (21,516)        (33,389)      (79,531)

Provision for (benefit from)
  income taxes                     3,595              -               -             -
                              ----------     ----------       ---------     ---------
Net Loss                         (21,819)       (21,516)        (33,389)      (79,531)

Other Comprehensive Loss,
  net of tax arising from
  unrealized loss on available
  for sale securities           (293,600)       (80,000)        (20,000)      (99,800)
Less:  reclassification
  adjustment, net of tax               -              -               -       (60,200)
                              ----------     ----------       ---------    ----------
Total Comprehensive
  Income (Loss)               $ (315,419)    $ (101,516)      $  (53,389)  $ (239,531)
                              ==========     ==========       ==========   ==========



Earnings (loss) per Share:
  Basic and diluted net loss
   per common share           $    (0.01)    $    (0.01)      $    (0.01)  $    (0.02)
                              ==========     ==========       ==========   ==========
  Basic and diluted weighted
   average common shares
   outstanding                 3,494,650      3,494,650        3,494,650     3,494,650
                              ==========     ==========        =========    ==========

--------------------
The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORP.

STATEMENTS OF CASH FLOWS

UNAUDITED

                                                     For the nine months ended
                                                          September 30,
                                                      2004                2003
                                                                     (Predecessor)
                                                                      (Proforma)
Cash Flows from Operating Activities:
  Net loss                                          $  (33,389)       $  (79,531)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation                                         974             1,351

  Changes in assets and liabilities, net of operating
    assets and liabilities acquired in spin-off:
      (Increase) decrease in accounts receivable           (26)              886
      Decrease in inventory                              1,800             3,741
      Increase in prepaid expenses                      (1,014)           (2,252)
      Increase in accounts payable and
        accrued expenses                                 9,920            16,033
                                                      --------          --------
        Net cash used in operating
          activities                                   (21,735)          (59,772)
                                                      --------          --------
Cash Flows from Investing Activities:
  Acquisition of available for sale security            (5,000)                -
                                                      --------          --------
        Net cash used in investing activities           (5,000)                -
                                                      --------          --------
Cash Flows from Financing Activities:
  Net cash acquired in spin-off                        256,668                 -
  Proceeds received as additional paid in capital        2,594                 -
  Proceeds received from parent company                  4,396                 -
  Amounts paid to parent company                        (4,396)                -
                                                      --------          --------
        Net cash provided by financing activities      259,262                 -
                                                      --------          --------
Net Increase (Decrease) in Cash and Cash Equivalents   232,527           (59,772)
Cash and Cash Equivalents, beginning of period               -           351,393
                                                    ----------        ----------
Cash and Cash Equivalents, end of period            $  232,527        $  291,621
                                                    ==========        ==========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                        $        -        $        -
                                                    ==========        ==========
    Income taxes                                    $        -        $        -
                                                    ==========        ==========




Supplemental Disclosures of Non-Cash
 Investing and Financing Activities:
  Unrealized loss on available for sale
   securities                                       $  (20,000)       $        -
                                                    ----------        ----------
  Accumulated other comprehensive loss              $  (20,000)       $        -
                                                    ==========        ==========
Net Cash Acquired in Spin-off Transaction
  was Comprised of:
    Assets acquired other than cash                 $     263,113     $        -
    Liabilities assumed                                   (36,490)             -
    Common stock issued                                  (483,291)             -
                                                    -------------     ----------
Cash Acquired                                       $     256,668     $        -
                                                    =============     ==========
Issuance of Common Stock, Recorded as
   Reclassification
 from Additional Paid-in-Capital                    $       3,495     $        -
                                                    =============     ==========

-----------------

The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
----------------------

Creative Beauty Supply of New Jersey Corp ( the Company), was incorporated in the State of New Jersey on October 1, 2003.
It was formed pursuant to a resolution of the Board of Directors of Creative Beauty Supply Inc., (CBS) as a wholly-owned subsidiary of that company, a publicly traded New Jersey corporation. On January 1, 2004, the assets and liabilities of CBS were contributed at book value to the Company, and this subsidiary was then spun-off by CBS to its shareholders, subject to the Company's currently pending registration statement on Form 10-SB being declared effective. This spin-off was done in contemplation of a merger which occurred on March 19, 2004 between CBS and Global Digital Solutions, Inc. (Global), a Delaware corporation, upon approval by vote of the stockholders of CBS and Global whereby the former shareholders of CBS became the owners of 100% of the common stock of the Company. Also, on January 1, 2004, the Company commenced operations in the beauty supply industry. The Company had no transactions between its date of incorporation and January 1, 2004.

Investments in Available for Sale Securities
--------------------------------------------

The Company considers its investment in equity securities as available for sale and has therefore reflected the investment at fair value in the accompanying financial statements. Realized gains and losses are reported in current earnings (losses). Changes in unrealized gain or loss is excluded from current earnings (losses) and reported as a component of other comprehensive income (loss) in the stockholders' equity section of the balance sheet.

Inventory
---------

Inventory, which consists of finished goods, is valued at the lower of cost or market determined on a first-in, first-out
(FIFO) basis. The Company also considers obsolescence, excess quantities, deterioration and other factors in evaluating net realizable value.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Continued)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Income Taxes
------------

Income tax provisions and credits are recorded at enacted tax rates for taxable items included in the statement of operations, regardless of the period for which such items are reported for tax purposes. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the related deferred tax asset will not be realized.

Comprehensive Income (Loss)
---------------------------

The Company reports components of comprehensive income (loss) under the requirements of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS
130). This statement establishes rules for the reporting of comprehensive income or loss and its components which require that certain items such as unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity. For the periods presented the Company's other comprehensive loss consisted only of an unrealized loss on available for sale securities.

Earnings (Loss) Per Share
-------------------------

The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128). Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Continued)

outstanding, which include convertible debentures, stock options and warrants. There were no dilutive common equivalents for the period presented.

2.  INTERIM PRESENTATION

Creative Beauty Supply Inc., the predecessor of the Company had a fiscal year end of March 31. Thus for the purpose of comparisons of results with those of the Company for the three and nine months ended September 30, 2004, the statement of operations of CBS (Predecessor) for the three and nine months ended September 30, 2003 is presented on a proforma basis, and the statement of cash flows of CBS (Predecessor) for the nine months ended September 30, 2003 is presented on a proforma basis as well. In the opinion of management the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2004, its results of operations for the three and nine months ended September 30, 2004, and 2003 (proforma) and its cash flows for the nine months ended September 30, 2004 and 2003 (proforma).

The statements of operations for the three and nine months ended September 30, 2004 and 2003 (proforma) are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with financial statements and accompanying notes as of January 31, 2004 and for the period from inception, (January 1, 2004) through January 31, 2004 included in the Company's registration statement on Form 10-SB12G which was filed with the Securities and Exchange Commission on May 21, 2004, along with the annual report of CBS on Form 10-KSB for the year ended March 31, 2003, as well as other interim filings. As of the date of these financial statements this registration statement has not been declared effective.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Continued)

3.  INVESTMENTS IN AVAILABLE FOR SALE SECURITIES

The Company's investments in available for sale securities are comprised of two equity holdings as follows:

                                  September 30, 2004
                                  ------------------

Cost                              $    205,000
Unrealized loss                         20,000
                                  ------------
                                  $    185,000
                                  ============

These investments consist of 200,000 shares of common stock of a public company whose stock trades on the OTC Bulletin Board, with a cost of $200,000, and subscriptions for 100,000 shares of common stock of a newly formed non-public company with a cost of $5,000. The investment in the public entity was acquired in the spin-off transaction from CBS as described in
Note 1. There were no sales of securities during the nine months ended September 30, 2004.

4.  COMMITMENTS AND CONTINGENCIES

The Company is obligated under a lease agreement with an unrelated party for the space occupied by its executive offices, store, and warehouse facilities in Totowa, New Jersey. The lease expires on April 30, 2007, and has a monthly rent of $1,350. The future lease payments at June 30, 2004 are $41,850. This lease was a renewal of a prior lease that expired on April 30, 2004 and had a monthly rent of $1,300. The prior lease, which was the obligation of the Company's parent, Creative Beauty Supply Inc., was assigned to the Company on January 1, 2004.

5.  OTHER MATTER

On May 21, 2004 the Company filed a registration statement with the Securities and Exchange Commission ("SEC") on Form 10-SB12G, to spin off the Company to the shareholders of CBS, and to register for sale 3,494,650 shares of $.001 par value common stock, which comprises all

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Continued)

5.  OTHER MATTER (continued)

of the issued and outstanding common stock of the Company.
The Company received a letter from the SEC that contained comments on the filing as well as requests for additional information. The Company filed an amended Form 10-SB12G on October 7, 2004 which included answers to those comments and all additional information requested in the SEC letter. As of the date of filing this quarterly report on Form 10-QSB the registration statement has not been declared effective by the SEC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Trends and Uncertainties. Demand for Creative NJ's products will be dependent on, among other things, market acceptance of Creative NJ's concept and general economic conditions, which are cyclical in nature. Inasmuch as all of Creative NJ's activities is the receipt of revenues from the sales of its products, Creative NJ's business operations may be adversely affected by Creative NJ's competitors.

Capital and Source of Liquidity.   Creative NJ is obligated under a
lease agreement with an unrelated party for the space occupied by its executive offices, store, and warehouse facilities in Totowa, New Jersey. The lease expires on April 30, 2007, and has a monthly rent of $1,350. The future lease payments at September 30, 2004 are $41,850. This lease was a renewal of a prior lease that expired on April 30, 2004 and had a monthly rent of $1,300. The prior lease, which was the obligation of CBS, Creative NJ's predecessor, was assigned to Creative NJ on January 1, 2004.

For the nine months ended September 30, 2004, Creative NJ had net cash acquired in spin-off of $256,668, proceeds received as additional paid in capital of $2,594, proceeds received from parent
company of $4,396 and amounts paid to parent company of $4,396.   As
a result, Creative NJ had net cash provided by financing activities of $259,262 for the nine months ended September 30, 2004.

In 2003, CBS, the predecessor company had a fiscal year end of March
31. Therefore an unaudited proforma statement of operations and proforma statement of cash flows for the nine months ended September 30, 2003 has been presented for comparative purposes. For the nine months ended September 30, 2003, CBS, the predecessor company did not have any financing activities.

Investements in Available For Sale Securities consist of an investment in 200,000 common shares of Ram Venture Holdings Corp., a publicly trading company listed on NASD Bulletin Board and subscriptions for 100,000 shares of common stock of Proguard Acquisitions, Corp., a non-public company with a cost of $5,000. The unrealized loss of $20,000 is the difference between the fair market value of the common stock owned as determined by the closing market price per share on September 30, 2004 and the cost of the investment which was $200,000.

For the nine months ended September 30, 2004, Creative NJ acquired available for sale security of $5,000 resulting in net cash used in investing activities of $5,000.

For the nine months ended September 30, 2003 (proforma), CBS had no cash flows from investing activities.

Results of Operations.

Creative NJ sells approximately 1,000 different products at varying mark ups ranging from 20 to 40 percent.

For the nine months ended September 30, 2004, Creative NJ had net sales of $137,837 and cost of sales of $92,546 resulting in gross profit of $45,291.

For the nine months ended September 30, 2004 Creative NJ had
operating expenses of $82,189.   These expenses consisted of
officer's salary of $22,500, employee benefits of $9,310, professional fees of $20,545, rent of $11,900 and other general and administrative expenses of $17,934.

For the nine months ended September 30, 2003 (proforma) CBS
(predecessor) had a net loss of $(79,531).   CBS had net sales of
$135,279 (proforma) with a cost of goods sold of $99,237 (proforma) resulting in gross profit of $36,042 (proforma) for the nine months ended September 30, 2003 (proforma).

CBS had operating expenses of $121,897 (proforma) for the nine
months ended September 30, 2003 (proforma).   These expenses
primarily consisted of officer's salaries of $21,470, employee benefits of $8,065, professional fees of $62,658, rent of $11,700 and other general and administrative expenses of $18,004.

Plan of Operation. During the next twelve months, Creative NJ may obtain new product lines by negotiating with various manufacturers. Creative NJ does not intend to hire any additional employees.

To date, no product lines have been identified and no timeframes established or cash needs defined.

Creative NJ is not delinquent on any of its obligations even though
Creative NJ has had limited operating revenues.   Creative NJ
intends to market its products utilizing cash made available from
the sale of its products.   Creative NJ is of the opinion that
revenues from the sales of its products will be sufficient to pay its expenses.

Creative NJ does not have nor does it intend to have pension and/or other post-retirement benefits in the future.

Creative NJ does not have any or intends to have any derivative instruments or hedging activities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in
Creative NJ's financial statements and the accompanying notes.   The
amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, fair market values of marketable securities, asset
impairments, inventory and income taxes.   Actual results could
differ from these estimates.

The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements.

Revenue is recognized when earned in accordance with applicable accounting standards.  Net sales are recognized at the time products
are shipped to customers.   Over-the-counter sales are recorded at
point of sale.

The allowance for doubtful accounts is based on Creative NJ's assessment of the collectability of specific customer accounts, credit worthiness and economic as well as the aging of the accounts
receivable balances.   If there is a deterioration of a major
customer's credit worthiness or actual defaults are higher than Creative NJ's historical experience, Creative NJ's estimates of recoverability of amounts due Creative NJ could be adversely affected.

Creative NJ has elected to classify all of its investments in equity securities as available-for-sale and report them at fair value. Realized gains and losses are recorded in earnings (loss) and changes in the unrealized gain or loss is excluded from earnings
(loss) and reported as a component of other comprehensive income
(loss).

Creative NJ's inventory consists of finished goods and is valued at lower of cost or market with cost being determined on the first-in, first-out (FIFO) method. Creative NJ also considers obsolescense, excessive levels, deterioration and other factors in evaluating net realizable value.

Creative NJ periodically evaluates the net realizable value of long-lived assets, including property and equipment, relying on a number of factors including operating results, business plans, economic
projections and anticipated future cash flows.   An impairment in
the carrying value of an asset is recognized whenever future cash flows (undiscounted) from an asset are estimated to be less than its
carrying value.   The amount of the impairment recognized is the
difference between the carrying value of the asset and its fair value.

Forward-Looking Statements

This Form 10-QSB contains forward-looking statements within the
meaning of the federal securities laws.   These statements include
those concerning the following: Our intentions, beliefs and expectations regarding the fair value of all assets and liabilities recorded; our strategies; growth opportunities; product development and introduction relating to new and existing products; the enterprise market and related opportunities; competition and competitive advantages and disadvantages; industry standards and compatibility of our products; relationships with our employees; our facilities, operating lease and our ability to secure additional space; cash dividends; excess inventory, our expenses; interest and other income; our beliefs and expectations about our future success and results; our operating results; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements; our expectations regarding our revenues and customers;
investments and interest rates.   These statements are subject to
risk and uncertainties that could cause actual results and events to differ materially.

Creative NJ undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-QSB.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Carmine Catizone, the chief executive officer and Daniel Generelli, the chief financial officer of Creative NJ have made an evaluation of the disclosure controls and procedures relating to the financial statements of Creative NJ for the nine months ended September 30, 2004 and have judged such controls and procedures to be effective as of September 30, 2004 (the evaluation date).

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.
Item 2. Changes in Securities and Use of Proceeds.
          not applicable.
Item 3. Defaults Upon Senior Securities.
          not applicable.
Item 4. Submission of Matters to a Vote of Security
          Holders.
          not applicable.
Item 5. Other Information. not applicable.
Item 6. Exhibits and Reports on Form 8-K.

 (a)   Reports on Form 8-K.
(b)   Exhibits.
       Exhibit 31 - Certifications pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002
       Exhibit 32 - Certifications pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 22, 2004

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORP.

By: /s/ Carmine Catizone
---------------------------
Carmine Catizone, President and Director