Form 10QSB/A
period 2004-09-30
Creative Beauty Supply of New Jersey CORP
filed 2005-04-13
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549

                    AMENDMENT 1 TO
                     FORM 10-QSB

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

PART I
Item I - FINANCIAL STATEMENTS


            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                             BALANCE SHEET
                          SEPTEMBER 30, 2004
                              (UNAUDITED)

                                ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                               $  232,527
   Marketable securities                                      185,000
   Accounts receivable                                          1,483
   Inventory                                                   52,060
   Prepaid expenses                                             2,314
                                                           ----------
   TOTAL CURRENT ASSETS                                       473,384

PROPERTY AND EQUIPMENT - net                                    5,523
                                                           ----------
TOTAL ASSETS                                               $  478,907
                                                           ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                                $   20,448
   Accrued salaries                                            25,000
   Payroll taxes payable                                        3,214
   Accrued expenses                                             2,748
                                                           ----------
   TOTAL CURRENT LIABILITIES                                   51,410
                                                           ----------
STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.001, authorized
    10,000,000 shares, issued and outstanding -0- shares            -
   Common stock, par value $.001, authorized
    100,000,000 shares, issued and outstanding
    3,494,650 shares                                            3,495
   Additional paid-in-capital                                 501,646
   Accumulated deficit                                        (57,644)
   Accumulated other comprehensive loss                       (20,000)
                                                           ----------
   TOTAL STOCKHOLDERS' EQUITY                                 427,497
                                                           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  478,907
                                                           ==========


The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
             STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
     FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                              (UNAUDITED)

                                    For The Three Months Ended   For The Six Months Ended
                                            September 30,             September 30,
                                                   Predecessor               Predecessor
                                          2004         2003         2004         2003
                                       ----------   ----------   ----------   ----------
Net sales                              $   34,237   $   41,801   $   74,684   $   91,313
Cost of sales                              26,534       31,141       57,901       68,028
                                       ----------   ----------   ----------   ----------
Gross profit                                7,703       10,660       16,783       23,285
                                       ----------   ----------   ----------   ----------

Operating Expenses
   Salaries - officers                      7,930        5,450       16,020       13,520
   Employee benefits                        3,236        2,997        6,313        5,641
   Professional fees                        6,280       16,429       18,380       36,458
   Rent                                     4,050        3,900        8,000        7,800
   Other general and administrative         5,536        5,067       10,876       11,716
                                       ----------   ----------   ----------   ----------
   Total operating expenses                27,032       33,843       59,589       75,135
                                       ----------   ----------   ----------   ----------

Loss from operations                      (19,329)     (23,183)     (42,806)     (51,850)

Other income
   Interest income                          1,106        1,667        2,296        3,754
                                       ----------   ----------   ----------   ----------
Net loss                                  (18,223)     (21,516)     (40,510)     (48,096)

Other comprehensive loss - net of taxes:
   Unrealized holding loss arising
   during the period, net of income
   taxes benefits of $191,712,$-0-,
   $119,820 and $-0-, respectively       (308,288)     (80,000)    (200,180)     (40,000)
                                       ----------   ----------   ----------   ----------
Total comprehensive loss               $ (326,511)  $ (101,516)  $ (240,690)  $  (88,096)
                                       ==========   ==========   ==========   ==========
Earning (loss) per share:
   Basic and diluted net loss per
   common share                        $    (0.01)  $    (0.01)  $    (0.01)  $    (0.01)
                                       ==========   ==========   ==========   ==========
   Basic and diluted weighted average
   common shares outstanding            3,494,650    3,494,650    3,494,650    3,494,650
                                       ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                        STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                              (UNAUDITED)

                                                         Predecessor
                                                 2004         2003
                                              ----------   ----------
Cash Flows from Operating Activities:
   Cash received from customers               $   74,699   $   91,629
   Cash paid to suppliers and employees         (102,472)    (136,517)
   Interest received                               2,296        3,754
                                              ----------   ----------
     Net cash used by operating activities       (25,477)     (41,134)

Cash Flows from Investing Activities:
   Acquisition of marketable securities           (5,000)           -
                                              ----------   ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS        (30,477)     (41,134)

CASH AND CASH EQUIVALENTS -
 beginning of period                             263,004      332,755
                                              ----------   ----------
CASH AND CASH EQUIVALENTS - end of period     $  232,527   $  291,621
                                              ==========   ==========

RECONCILIATION OF NET LOSS TO NET CASH USED BY OPERATIONS:

Net loss                                      $  (40,510)  $  (48,096)

Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                      649          939
   Decrease in accounts receivable                    15          316
   (Increase) decrease in inventory               (5,372)       3,730
   (Increase) decrease in prepaid expenses        (1,664)         606
   Increase in accounts payable and
    accrued expenses                              21,405        1,371
                                              ----------   ----------
Net cash used by operating activities         $  (25,477)  $  (41,134)
                                              ==========   ==========





The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Creative Beauty Supply of New Jersey Corporation (the "Company") was incorporated in the State of New Jersey on October 1, 2003. It was formed pursuant to a resolution of the board of directors of Creative Beauty Supply, Inc. ("CBS" or "Predecessor") as a wholly-owned subsidiary of that company, a publicly traded New Jersey Corporation. On January 1, 2004, the assets and liabilities of CBS were contributed at book value to the Company, and this subsidiary was then spun-off by CBS to its stockholders, subject to the Company's current registration statement on Form 10-SB being declared effective. This spin-off was consummated in contemplation of a merger between CBS and Global Digital Solutions, Inc. (Global), a Delaware corporation. The merger occurred on March 19, 2004 whereby the former shareholders of CBS became the owners of 100 percent of the common stock of the Company. In addition, on January 1, 2004, the Company commenced operations in the beauty supply industry at both the wholesale and retail levels.

The Company is located in Totowa, New Jersey and sells cosmetic and beauty supplies to the general public and beauty salons in northern and central New Jersey.

Financial Statement Presentation

The Company has adopted a calendar reporting year ending on December 31 while CBS reported on a fiscal year ending on March 31. As the Company had acquired all of the net assets, employees and business of CBS, the financial statements had previously been prepared based on fiscal years ending on March 31. The statements of operations include the operations of CBS from April 1, 2003 through September 30, 2003 and the Company from April 1, 2004 through September 30, 2004.

The statements of operations for the six months ended September 30, 2004 and 2003 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with financial statements and accompanying notes of the Company and Predecessor as of and for the years ended March 31, 2004 and 2003 included in the Company's registration statement on Form 10-SB12G/B, as well as other interim filings of the Predecessor. As of the date of these financial statements, this registration statement has not been declared effective.

Investment in Available-For-Sale Securities

The Company considers its investments in equity securities as available-for-sale and has therefore reflected the investments at fair value in the accompanying financial statements. Realized gains and losses are recorded in income. Changes in unrealized gains or losses are excluded from income and reported as a component of other comprehensive income (loss) in the stockholders' equity section of the balance sheet.

Inventory

Inventory, consisting of finished goods, is valued at lower of cost or market with cost being determined on the first-in. first-out (FIFO) method. The Company also considers obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

Income Taxes

Deferred income taxes are provided on the liability method whereby deferred income tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Deferred income tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment.

Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with Statement of Financial Standards No. 128 ("SFAS 128"), which requires the presentation on the face of the income statement "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of outstanding common shares. The calculation of dilutive earnings per share is similar to basic earnings per share except the denominator includes dilutive common stock equivalents such as stock options and convertible debentures. There were no dilutive common stock equivalents for all periods presented.

Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with Statement of Financial Standards No. 128 ("SFAS 128"), which requires the presentation on the face of the income statement "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of outstanding common shares. The calculation of dilutive earnings per share is similar to basic earnings per share except the denominator includes dilutive common stock equivalents such as stock options and convertible debentures. There were no dilutive common stock equivalents for all periods presented.

Comprehensive Income (Loss)

The Company reports components of comprehensive income (loss) under the requirements of SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes rules for the reporting of comprehensive income or loss and its components which require that certain items be presented as separate components of stockholders' equity. For the periods presented, the Company's other comprehensive income (loss) consisted solely of unrealized gains (losses) from available-for-sale marketable securities.

2.  MARKETABLE SECURITIES

The cost and fair value of marketable equity securities that are available-for-sale are as follows at September 30, 2004:

     Cost                                     $  205,000
     Gross unrealized loss                       (20,000)
                                              ----------
     Fair values                              $  185,000
                                              ==========


3.  INCOME TAXES

The deferred income tax assets and liabilities at September 30, 2004 and 2003 relate to temporary differences between the financial statement carrying amounts and their tax basis. Assets and liabilities that give rise to significant portions of the net deferred tax assets and liabilities relate to the following:

                                                    September 30,
                                                 2004         2003
                                              ----------   ----------
                                                          (Predecessor)
     Net operating loss carry forwards        $   15,675   $  105,527
     Inventory, principally due to inventory
       reserves not currently deductible               -        2,236
     Unrealized holding losses                     4,550            -
                                              ----------   ----------
                                                  20,225      107,763
     Valuation allowance                         (20,225)    (107,763)
                                              ----------   ----------
     Net deferred income tax asset            $        -   $        -
                                              ==========   ==========

A valuation allowance has been established equal to the full amount of the deferred tax assets as the Company was not assured at September 30, 2004 and 2003 that it was more likely than not that the Company would realize these benefits and pay these liabilities.

The change in valuation allowance for the six months ended September 30, 2004 and 2003 was an increase of $12,454 and $11,384, respectively, due to the increase in available net operating loss carry forwards.

Federal net operating loss carry forwards of approximately $58,000 will expire through the year 2024 and state net operating loss carry forwards of $56,000 will expire through the year 2012. However, state net operating loss carry forwards are restricted and limited in 2005.


4.  SALES

Wholesale sales consist of sales to beauty salons of merchandise for resale. Sales of merchandise to beauty salons for their own consumption and not for resale are considered retail sales. All sales to the general public are also considered retail sales.

Net sales are summarized as follows:

                                                  Six Months Ended
                                                   September 30,
                                                 2004         2003
                                              ----------   ----------
                                                          (Predecessor)
     Retail                                   $   43,333   $   50,334
     Wholesale                                    31,351       40,979
                                              ----------   ----------
                                              $   74,684   $   91,313
                                              ==========   ==========


                                                Three Months Ended
                                                   September 30,
                                                 2004         2003
                                              ----------   ----------
                                                          (Predecessor)
     Retail                                   $   21,193   $   27,339
     Wholesale                                    13,044       14,462
                                              ----------   ----------
                                              $   34,237   $   41,801
                                              ==========   ==========


5.  OTHER MATTER

On May 21, 2004, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") on Form 10-SB12G, to spin off the Company to the shareholders of CBS and to register for sale 3,494,650 shares of $.001 par value common stock, which comprises all of the issued and outstanding common stock of the Company. The Company received a letter from the SEC that contained comments on the filing as well as requests for additional information. The Company filed an amended Form 10-SB12G/A on October 7, 2004 which included answers to those comments and all additional information requested in the SEC letter. The Company received a second comment letter from the SEC which the Company is currently responding to. The registration statement has not been declared effective by the SEC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Trends and Uncertainties. Demand for Creative NJ's products will be dependent on, among other things, market acceptance of Creative NJ's concept and general economic conditions, which are cyclical in nature. Inasmuch as all of Creative NJ's activities are the receipt of revenues from the sales of its products, Creative NJ's business operations may be adversely affected by Creative NJ's competitors.

Capital and Source of Liquidity.

Creative NJ had cash and cash equivalents of $232,527, a decrease of $30,477 from the cash and cash equivalents balance of $263,004 at March
31, 2004.   Cash used in operating activities totaled $25,477.   The
primary reason for the decrease was the loss for the period, somewhat offset by the increase in accounts payable and accrued expenses.

For the six months ended September 30, 2004 and 2003, Creative NJ did not have net cash flows from financing activities.

For the six months ended September 30, 2003, CBS, the predecessor company did not have net cash from financing activities.

Investments in Available For Sale Securities consist of an investment in 200,000 common shares of Ram Venture Holdings Corp., a publicly trading company listed on NASD Bulletin Board and subscriptions for 100,000 shares of common stock of Proguard Acquisitions, Corp., a non-public company with a cost of $5,000. The unrealized loss of $20,000 is the difference between the fair market value of the common stock owned as determined by the closing market price per share on September 30, 2004 and the cost of the investment which was $200,000.

For the six months ended September 30, 2004, Creative NJ acquired available for sale security of $5,000 resulting in net cash used in investing activities of $5,000.

For the six months ended September 30, 2003, CBS did not have net cash flow from investing activities.

Results of Operations.

Creative NJ sells approximately 1,000 different products at varying mark ups ranging from 20 to 40 percent.

For the three months ended September 30, 2004, Creative NJ had net sales of 34,237 and cost of sales of $26,534 resulting in gross profit of $7,703.

For the three months ended September 30, 2004 Creative NJ had operating
expenses of $27,032.   A majority of these expenses consisted of those
necessary to conduct our business.   We paid $6,280 for professional
fees necessary to become a reporting company.

For the three months ended September 30, 2003, our predecessor had net sales of $41,801 and cost of sales of $31,141 resulting in gross profit
of $10,660.   In additional to expenses necessary to conduct regular
business, CBS paid $16,429 for professional fees relating to its merger with Global Digital Solutions and the spin-off of Creative NJ.

For the six months ended September 30, 2004, Creative NJ had net sales of $74,684 and cost of sales of $57,901 resulting in gross profit of $16,783.

For the six months ended September 30, 2004 Creative NJ had operating
expenses of $59,589.   A majority of these expenses consisted of those
necessary to conduct our business.   We paid $18,380 for professional
fees necessary to become a reporting company.

For the six months ended September 30, 2003, our predecessor had net sales of $91,313 and cost of sales of $68,028 resulting in gross profit
of $23,285.   CBS paid $36,458 for professional fees relating to its
merger with Global Digital Solutions and the spin-off of Creative NJ.

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

New Accounting Standards:

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51," which provides guidance on the identification of and reporting for variable interest entities for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46, as revised, is effective for the Company in the third quarter of fiscal 2004. The adoption of Interpretation No. 46 had no impact on the Company's results of operations for the six months ended September 30, 2004, or its financial condition at that date, nor is it expected to have a significant impact in the future.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based
Payment," which replaces SFAS 123, "Accounting for Stock-Based
Compensation" ("SFAS No. 123"), and supersedes Accounting Principles

Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). SFAS 123(R) requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.

This SFAS is effective for most public companies for interim and annual reporting periods beginning after June 15, 2005. Grant-date fair value will be determined using one of two acceptable valuation models. This Standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period; while compensation expense for liability-based awards (those usually settled in cash rather than stock) be re-measured to fair-value at each balance sheet date until the award is settled. The Standard also provides guidance as to the accounting treatment for income taxes related to such compensation costs, as well as transition issues related to adopting the new Standard. The adoption of SFAS No. 123(R) had no impact on the Company's results of operations for the six months ended September 30, 2004, or its financial condition at that date, nor is it expected to have a significant impact in the future.

In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets an amendment of APB Opinion No. 29." This Statement precludes companies from using the "similar productive assets" criteria to account for non-monetary exchanges at book value with no gain or loss being recognized. Effective for fiscal periods beginning after June 15, 2005, all companies will be required to use fair value for most non-monetary exchanges, recognizing gain or loss, if the transaction meets commercial, substance criteria. The Company does not expect this Standard to have a significant impact on its current financial statements.

In November 2004, the FASB issued Statement No. 151, "Inventory Costs, an amendment of ARB 43, Chapter 4" ("SFAS 151"), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage). ARB 43 allowed some of these "abnormal costs" to be carried as inventory, whereas the new Standard requires that these costs be expensed as incurred. This Statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect this Standard to have a significant impact on its current financial statements.

In December 2004, the FASB issued FSP FAS 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the "Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide accounting guidance on the appropriate treatment of tax benefits generated by the enactment of the Act. The FSP requires that the manufacturer's deduction be treated as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The Company is awaiting final tax regulations from the IRS before completing its assessment of the impact of adopting FSP FAS 109-1 on its current financial statements.

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

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Carmine Catizone, the chief executive officer and Daniel Generelli, the chief financial officer of Creative NJ have made an evaluation of the disclosure controls and procedures relating to the financial statements of Creative NJ for the six months ended September 30, 2004 and have judged such controls and procedures to be effective as of September 30, 2004 (the evaluation date).

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

Dated:  April 11, 2005

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By: /s/ Carmine Catizone
---------------------------
Carmine Catizone, President and Director