Form 10KSB
period 2004-12-31
Creative Beauty Supply of New Jersey CORP
filed 2005-04-13
CIK 1290658

FORM 10-KSB
    SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C. 20549
[ ] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended:
                       OR
[x]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from April 1, 2004 to December 31, 2004

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


Securities registered pursuant to Section 12(b) of the Act:       None
Securities registered pursuant to Section 12(g) of the Act:
   Common Stock, $.01 par value

Check whether the Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes    __x__          No  _____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Corporation's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[  x  ]

The Corporation's revenues for its most recent fiscal year were $110,837. As of March 31, 2005, the market value of the Corporation's voting $.00l par value common stock held by non-affiliates of the Corporation was $0.00.

The number of shares outstanding of Corporation's only class of common stock, as of December 31, 2004 was 3,494,650 shares of its $.001 par value common stock.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  __ __    No _____

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No    x
     --------          --------

             PART I
ITEM 1.    BUSINESS

Creative Beauty Supply of New Jersey Corporation was incorporated in the State of New Jersey on October 1, 2003. It was formed pursuant to a resolution of the board of directors of Creative Beauty Supply Inc. ("CBS"), as a wholly owned subsidiary of that company, a publicly traded New Jersey corporation.

On January 1, 2004, the assets and liabilities of CBS were contributed at book value to Creative NJ, and CBS approved a spin-off of this subsidiary to its shareholders. The spin-off was approved in contemplation of a merger which occurred on March 19, 2004 between CBS and Global Digital Solutions, Inc., a Delaware corporation, upon approval by vote of the stockholders of CBS and Global Digital whereby the former shareholders of CBS will become the owners of 100 percent of the common stock of Creative NJ. The common shares to be transferred upon completion of the Form 10SB to the former shareholders of CBS prior to the merger are being held in
escrow with Jody M. Walker, Attorney At Law.    CBS is the
predecessor of Creative NJ.    Pursuant to the requirements of Staff
Legal Bulletin #4, the spin-off will be completed upon the satisfactory resolution of all SEC comments to the Form 10SB.

Pursuant to the terms of the spin-off arrangement, upon completion of the Form 10SB, Global Digital will provide its shareholders as of January 1, 2004, one share of Creative NJ for every share of Global Digital owned as of the record date.

There is not expected to be any material changes in Creative NJ's operations as a result of the spin-off.

Creative NJ filed its Form 10SB voluntarily.   Creative NJ will
voluntarily file periodic reports in the event its obligation to file such reports is suspended under the Exchange Act.

Corporate Operations.    Creative NJ operates as a cosmetic and
beauty supply distributor at both the retail and wholesale levels. Creative NJ's various beauty and cosmetic products are purchased by it from a number of unaffiliated suppliers and manufacturers and thereafter sold on its premises to retail "walk-in" customers or directly to beauty salons.

Products.   Creative NJ's beauty and cosmetic products primarily
consist of the following items: Shampoos, conditioners, mousse, setting/styling and spray gels, lotions, lipstick and nail products and hair sprays as well as such beauty and cosmetic related appliances as blow dryers, curling irons, mirrors, air diffusers and
hair trimmers.   Many of the aforesaid products (at least 80%) may
be considered to be "national" brands bearing consumer recognition
with respect to the their respective names.   Such consumer
recognition of such "brand" names is considered by Creative NJ to be of assistance to it with respect to sale of such products since consumer recognition is advanced by national brand media advertising (at no cost to Creative NJ but to Creative NJ's benefit) when potential customers are already familiar with the product as a result of media advertising.

Suppliers.   The above indicated products are purchased by Creative
NJ from a number of unaffiliated suppliers and management of Creative NJ does not contemplate or anticipate any significant difficulties with its ability to purchase such products from its current suppliers and/or from replacement and/or additional
suppliers if and when necessary or advisable.   Creative NJ does not
have any written or oral agreements with any of its suppliers. Creative NJ purchases approximately 45% of its products from New
York City Beauty Supply.   Management believes that other suppliers
could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in obtaining merchandise and possible loss of sales that could affect operating results.

Distribution.   Creative NJ is currently distributing its products
to approximately 200 nail and beauty salons.   Its territory is
principally and almost exclusively located within the northern and central portion of the State of New Jersey, in the counties of Essex, Hudson, Bergen, Passaic, Morris and Union.

Creative NJ sells cosmetic and beauty supplies, both on the retail and wholesale levels to beauty salons and to the general public.
No customer contributes more than 10% of revenues. Creative NJ operates in a single segment.

Wholesale sales consist of sales to beauty salons of merchandise for resale. Sales of merchandise to these customers for consumption in the course of providing hair care services, and not for the resale
are considered retail sales.    All sales to the general public are
also considered retail sales.

Net sales are summarized as follows for the nine months ended
December 31, 2004:

     Retail                                   $   62,169
     Wholesale                                    48,668
                                              ----------
                                              $  110,837
                                              ==========

Competition.   Competition is based on price.  Creative NJ's price
ranges of its various products are within the manufacturer-suggested prices, services and product lines. Creative NJ is competing with established companies and other entities (many of which may possess
substantially greater resources than Creative NJ).   Almost all of
the companies with which Creative NJ competes are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than Creative NJ now has, or will have in the foreseeable future. It is also likely that other competitors will emerge in the near future. There is no assurance that Creative NJ's products will compete successfully with other established and/or well-regarded products. Inability to compete successfully might result in increased costs, reduced yields and additional risks to the investors herein.

Marketing.   Creative NJ has no formal marketing plan and no sales
representatives.   Creative NJ's products are marketed through
catalog advertising to the salon industry and special promotions.
The salons order and receive their products weekly.   No customer
accounts for more than 10% of sales and there are no existing sales contracts.

Backlog.   Creative NJ services its wholesale accounts on two days
notice. There is no backlog.   If Creative NJ does not have a
specific item, it is back ordered until the next delivery.

Employees.   Creative NJ currently has one full-time employee and
one part-time employee.   Creative NJ does not plan to hire
additional employees in the next twelve months.

Creative NJ's operations do not depend nor are they expected to depend upon patents, copyrights, trade secrets, know-how or other
proprietary information.   No amounts have been expended by Creative
NJ for research and development of any products nor does Creative NJ expect to expend any amounts this year or in the near future.

Creative NJ's business, products and properties are not subject to material regulation (including environmental regulation) by federal, state, or local governmental agencies.

Seasonal Nature of Business Activities.   Creative NJ's business
activities are not seasonal.

ITEM 2.  PROPERTIES.

Creative NJ's executive offices and showroom are located at 380 Totowa Road, Totowa, New Jersey 07512. Telephone No. (973) 904-
0004.   These offices consist of 1,400 square feet on a lease term.
Creative NJ is obligated under a lease agreement with an unrelated party for the space occupied by its executive offices, store, and warehouse facilities in Totowa, New Jersey. The lease expires on
May 31, 2007, and has a monthly rent of $1,350.    This lease was a
renewal of a prior lease that expired on April 30, 2004 and had a monthly rent of $1,300. The prior lease, which was the obligation of Creative NJ's parent company, Creative Beauty Supply Inc., was assigned to Creative NJ on January 1, 2004.

The future lease payments at December 31, 2004 are as follows:

     Year ended December 31,
     -----------------------
              2005                            $   16,200
              2006                                16,200
              2007                                 6,750
                                              ----------
              Total                           $   39,150
                                              ==========


Creative NJ owns its delivery vehicle and the computers used in the operation of the business.

ITEM 3.    LEGAL PROCEEDINGS.

The Corporation is not involved in any legal proceedings at this date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of the fiscal year ended December 31, 2004, no matters were submitted to a vote of Creative Beauty Supply of New
Jersey Corporation security holders, through the solicitation of proxies.

                  PART II

ITEM 5.    MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Market Information.   Creative NJ's common stock is not included in
the pink sheets or in the OTC Bulletin Board maintained by the NASD. Creative NJ plans to apply to the OTC Bulletin Board.

There is no public trading market for Creative NJ common stock and there is no guarantee any trading market will develop.

Holders.   The sole shareholder of record of Creative NJ's common
stock, as of March 31, 2005 was Creative Beauty Supply, Inc.   As a
result of the spin-off, the approximate number of record holders of Creative NJ will be 113.

Dividends.   Holders of Creative NJ's common stock are entitled to
receive such dividends as may be declared by its board of directors
after the spin-off has been completed.   Creative NJ does not
anticipate that it will declare any dividends.   All profit will be
used for continuing operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Capital and Source of Liquidity.

Creative NJ had cash and cash equivalents of $213,341, a decrease of $49,663 from the cash and cash equivalents balances of $263,004 at March 31, 2004. Cash used in operating activities totaled $44,663. The primary reasons for the decrease was the loss for the period and increase in inventory levels, somewhat offset by the increase in accounts payable and accrued expenses.

Investments in Available For Sale Securities consist of an investment in 200,000 common shares of Ram Venture Holdings Corp., a publicly trading company listed on NASD Bulletin Board and subscriptions for 100,000 shares of common stock of Proguard Acquisitions, Corp., a non-public company with a cost of $5,000. An unrealized loss on Ram of $138,000 at December 31, 2004 represents the difference between the fair market value of the common stock owned as determined by the closing market price per share on December 31, 2004 and the cost of the investment.

For the nine months ended December 31, 2004, Creative NJ acquired available for sale security of $5,000 resulting in net cash used in investing activities of $5,000.

Results of Operations.

Creative NJ sells approximately 1,000 different products at varying mark ups ranging from 20 to 40 percent.

For the nine months ended December 31, 2004, Creative NJ had net sales of $110,837 and cost of sales of $87,474 resulting in gross profit of $23,363.

For the nine months ended December 31, 2004 Creative NJ had
operating expenses of $91,316.   A majority of these expenses
consisted of those necessary to conduct our business.   We paid
$30,798 for professional fees necessary to become a reporting company.

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

New Accounting Standards:
In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51," which provides guidance on the identification of and reporting for variable interest entities for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46, as revised, is effective for the Company in the third quarter of fiscal 2004. The adoption of Interpretation No. 46 had no impact on the Company's results of operations for the nine months ended December 31, 2004, or its financial condition at that date, nor is it expected to have a significant impact in the future.

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

This SFAS is effective for most public companies for interim and annual reporting periods beginning after June 15, 2005. Grant-date fair value will be determined using one of two acceptable valuation models. This Standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period; while compensation expense for liability-based awards (those usually settled in cash rather than stock) be re-measured to fair-value at each balance sheet date until the award is settled. The Standard also provides guidance as to the accounting treatment for income taxes related to such compensation costs, as well as transition issues related to adopting the new Standard. The adoption of SFAS No. 123(R) had no impact on the Company's results of operations for the nine months ended December 31, 2004, or its financial condition at that date, nor is it expected to have a significant impact in the future.

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

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements within the
meaning of the federal securities laws.   These statements include
those concerning the following: Our intentions, beliefs and expectations regarding the fair value of all assets and liabilities recorded; our strategies; growth opportunities; product development and introduction relating to new and existing products; the enterprise market and related opportunities; competition and competitive advantages and disadvantages; industry standards and compatibility of our products; relationships with our employees; our facilities, operating lease and our ability to secure additional space; cash dividends; excess inventory, our expenses; interest and other income; our beliefs and expectations about our future success and results; our operating results; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements; our expectations regarding our revenues and customers;
investments and interest rates.   These statements are subject to
risk and uncertainties that could cause actual results and events to differ materially.

Creative NJ undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-KSB.

ITEM 7. FINANCIAL STATEMENTS AND
        SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) On March 19, 2004, the board of directors of Creative NJ engaged the accounting firm of Samuel Klein and Company as principal accountants of Creative NJ for the period from inception through
January 31, 2004.   Creative NJ has not consulted Samuel Klein and
Company during predecessor CBS's two most recent fiscal years and the interim period for the quarter ended December 31, 2003.

     On January 19, 2005, Samuel Klein and Company resigned as auditors
of Creative NJ.   The decision to resign was due to Samuel Klein and
Company no longer pursuing any SEC auditing work.

     Samuel Klein and Company, on the financial statements of Creative NJ for the period from inception through January 31, 2004 neither contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

     For the period from inception through January 31, 2004 and the interim period through the date of resignation, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure and there were no "reportable events" with Samuel Klein and Company as described in Items 304 (a) of Regulation S-K, respectively.

(b) On March 19, 2005, the board of directors of Creative NJ engaged the accounting firm of Rotenberg, Meril, Solomon, Bertiger & Guttilla, P.C. as principal accountants of Creative NJ for the nine months ended December 31, 2004.

ITEM 8A CONTROLS AND PROCEDURES

Controls and Procedures.   Carmine Catizone, the chief executive
officer and Daniel Generelli, the chief financial officer of Creative NJ have made an evaluation of the disclosure controls and procedures relating to the financial statements of Creative NJ for the nine months ended December 31, 2004 and have judged such controls and procedures to be effective as of December 31, 2004 (the evaluation date).

There have not been any significant changes in the internal controls of Creative NJ or other factors that could significantly affect internal controls relating to Creative NJ since the evaluation date.

             PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

Name                            Position Held        Term of Office
Carmine Catizone, age 54      President, Director   October 1, 2003
                                                       to present

Daniel Generelli, age 36      Secretary/Treasurer   October 1, 2003
                            Vice-President/Director    to present

Resumes:

Carmine Catizone.   Mr. Catizone has been President and a director
of Creative NJ since its incorporation on October 1, 2003. From June 1988 to July 1994, Mr. Catizone was President and a Director of J&E Beauty Supply, Inc., a retail and wholesale beauty supply
distributor.   Mr. Catizone served as President and a director of
C&C Investments, Inc., a blank check company (now known as T.O.P.S. Medical Corp., which provided chemicals for transportation of organs) from July 1977 to December 1984. From August 1995 to March 19, 2004, Mr. Catizone was President and a director of Creative Beauty Supply, Inc., now Global Digital Solutions, Inc., a SEC
reporting company.   Mr. Catizone is not currently involved with
T.O.P.S. Medical Corp.   From June 1980 to December 1985, Mr.
Catizone had been district sales manager (engaged in sales of
cosmetics) for Chattem Labs.   Mr. Catizone received his Bachelor of
Science degree from Fairleigh Dickerson University in 1972.

Daniel Generelli.   Mr. Generelli has been Secretary-Treasurer and a
director of Creative NJ since its incorporation on October 1, 2003. From August 1995 to March 19, 2004, Mr. Generelli was Secretary-Treasurer and a director of Creative Beauty Supply, Inc., now Global
Digital Solutions, Inc., a SEC reporting company.   From December
1989 to July 1995, Mr. Generelli was Secretary/Treasurer and a director of J&E Beauty Supply, Inc., a retail and wholesale beauty
supply distributor.   From December 1984 to December 1989, Mr.
Generelli was employed as a distribution supervisor with Tags Beauty Supply, a retail and wholesale beauty supply distributor in
Fairfield, NJ.   Mr. Generelli graduated from Ramapo College of New
Jersey with a Bachelor of Science degree in June of 1984.

Carmine Catizone, Daniel Generelli and Pasquale Catizone would be deemed to be promoters of Creative NJ.

ITEM 10.   EXECUTIVE COMPENSATION

To date, Creative NJ has not entered into employment agreements nor are any contemplated.

                   Annual Compensation                    Awards               Payouts
                ---------------------------        ----------------------      ----------
                                                    Other        Restricted  Securities
                                                    Annual          Stock    Underlying         LTIP       All Other
Name and Position   Year  Salary($)  Bonus($) Compensation($)  Awards(#)  Options/SARs(#)  Payouts($) Compensation($)
Carmine Catizone      2004    ---        ---          ---            ---        ---             ---          ---
   President          2003    ---        ---          ---            ---        ---             ---          ---

Daniel Generelli      2004    ---        ---          ---            ---        ---             ---          ---
 Secretary/Treasuer/  2003    ---        ---          ---            ---        ---             ---          ---
 Director

Board of Directors Compensation.   Members of the Board of Directors
may receive an amount yet to be determined annually for their participation and will be required to attend a minimum of four meetings
per fiscal year.   To date, Creative NJ has paid $0.00 in directors'
expenses.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The common shares to be distributed to Global Digital shareholders as of January 1, 2004 are being held in escrow with Jody M. Walker,
Attorney At Law until the Form 10SB is completed.    The following
tabulates holdings of shares of Creative NJ by each person who, adjusted for completion of the spin-off, will holders of record or is known by Management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of Creative NJ
individually and as a group.   Each named beneficial owner has sole
voting and investment power with respect to the shares set forth opposite his name.

                   Shareholdings at March 31, 2005
                Adjusted for completion of the spin-off

                                                              Percentage of
                                Number & Class(1)              Outstanding
Name and Address                  of Shares                   Common Shares
Carmine Catizone(4)           Common   1,308,000 (direct)          31.26%
10 1/2 Walker Avenue                      80,600(2) (indirect)      1.93%
Morristown, NJ 07960

Daniel T. Generelli           Common      80,000                    1.91%
24 Kansas Street
Hackensack, NJ 07601

All Directors & Officers               1,468,600                   35.10%
as a group (2 persons)


Pasquale Catizone(4)          Common     500,000 (direct)          11.95%
266 Cedar Street              Common      10,000(3)(indirect)        .24%
Cedar Grove, NJ 07009

Ram Venture Holdings Corp.(5) Common     630,000                   15.06%
3040 E. Commercial Blvd.
Fort Lauderdale, FL 33308

Cede & Co.                    Common     487,500                   11.65%
P.O. Box 20
Bowling Green Station
New York, NY 10274

(1)Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise.

Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable unity property laws.

(2)Carmine Catizone and Phyllis Catizone are husband and wife and are deemed to be the beneficial owners of each other's shares and custodial shares.

(3)Pasquale Catizone and Barbara Catizone are husband and wife and are deemed to be the beneficial owners of each other's shares.

(4) Carmine Catizone and Pasquale Catizone are brothers.

(5) Ron Martini is the beneficial owner of the shares held by Ram
Venture.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Spin-off from Predecessor.

On January 1, 2004, the assets and liabilities of CBS were contributed at book value which represented fair value at January 1, 2004, to Creative NJ, and CBS approved a spin-off of this subsidiary to its shareholders. The spin-off was approved in contemplation of a merger which occurred on March 19, 2004 between CBS and Global Digital Solutions, Inc., a Delaware corporation, upon approval by vote of the stockholders of CBS and Global Digital whereby the former shareholders of CBS will become the owners of 100 percent of the common stock of Creative NJ. The common shares to be transferred upon completion of the Form 10SB to the former shareholders of CBS prior to the merger are being held in escrow
with Jody M. Walker, Attorney At Law.    CBS is the predecessor of
Creative NJ.    Pursuant to the requirements of Staff Legal Bulletin
#4, the spin-off will be completed upon the satisfactory resolution of all SEC comments to the Form 10SB.

Pursuant to the Memorandum of Understanding between CBS and Global Digital, Creative NJ and Carmine Catizone, Pasquale Catizone and their families have agreed to indemnify Global from any claims arising from existing liabilities of CBS prior to the closing that
occurred on March 19, 2004.    Carmine Catizone was President and
Chief Executive Officer of CBS through the closing date of the merger, and is currently President of Creative NJ and Pasquale Catizone was a stockholder of CBS through the closing date of the merger.

There are no other agreements between Global Digital Solutions, Inc.
and Creative NJ post spin-off.   The spin-off includes all the
operations, assets and liabilities of the Creative NJ subsidiary.

Global Digital does not retain any liability once the spin-off is completed and Global Digital and Creative NJ will mutually release each other from any claims after the spin-off.


ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     (A)    FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

Report of Independent Registered Accounting Firm
Balance Sheet as of December 31, 2004
Statement of Operations and Comprehensive Loss for the nine months
   Ended December 31, 2004
Statement of Stockholders' Equity for the nine months ended December
31, 2004
Statement of Cash Flows for the nine months ended December 31, 2004 Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM


To the Board of Directors and Stockholders of Creative Beauty Supply of New Jersey Corporation


We have audited the accompanying balance sheet of Creative Beauty Supply of New Jersey Corporation as of December 31, 2004 and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for the nine months then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and the results of operations and cash flows for the nine months then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.



Saddle Brook, New Jersey
March 16, 2005

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                             BALANCE SHEET
                           DECEMBER 31, 2004

                                ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                               $  213,341
   Marketable securities                                       67,000
   Accounts receivable                                          1,367
   Inventory                                                   58,059
   Prepaid expenses                                               739
                                                           ----------
   TOTAL CURRENT ASSETS                                       340,506

PROPERTY AND EQUIPMENT - net                                    5,198
                                                           ----------
TOTAL ASSETS                                               $  345,704
                                                           ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                                $   28,660
   Accrued salaries                                            25,000
   Payroll taxes payable                                        3,246
   Accrued expenses                                             3,389
                                                           ----------
   TOTAL CURRENT LIABILITIES                                   60,295
                                                           ----------

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.001, authorized
    10,000,000 shares, issued and outstanding -0- shares            -
   Common stock, par value $.001, authorized
    100,000,000 shares, issued and outstanding
    3,494,650 shares                                            3,495
   Additional paid-in-capital                                 501,646
   Accumulated deficit                                        (81,732)
   Accumulated other comprehensive loss                      (138,000)
                                                           ----------
   TOTAL STOCKHOLDERS' EQUITY                                 285,409
                                                           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  345,704
                                                           ==========





The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
             STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
               FOR THE NINE MONTHS ENDED DECEMBER 31,2004


Net sales                                                  $  110,837
Cost of sales                                                  87,474
                                                           ----------
Gross profit                                                   23,363
                                                           ----------

Operating expenses
   Salaries - officers                                         24,040
   Employee benefits                                            8,471
   Professional fees                                           30,785
   Rent                                                        12,050
   Other general and administrative                            15,970
                                                           ----------
   Total operating expenses                                    91,316
                                                           ----------
Loss from operations                                          (67,953)

Other income
   Interest income                                              3,355
                                                           ----------
Net loss                                                      (64,598)

Other comprehensive loss - net of taxes:
   Unrealized holding loss arising during the period,
   net of income tax benefits of $119,820                    (138,000)
                                                           ----------
Total comprehensive loss                                   $ (202,598)
                                                           ==========

Earning (loss) per share:
   Basic and diluted net loss per common share             $    (0.02)
                                                           ==========
   Basic and diluted weighted average
    common shares outstanding                               3,494,650
                                                           ==========





The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                   STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE NINE MONTHS ENDED DECEMBER 31, 2004

                        Common Stock                              Accumulated
                      $.001 Par Value     Additional                 Other
                     Number                Paid In   Accumulated  Comprehensive
                   of Shares    Amount     Capital     Deficit    Income(Loss)    Total
                  ----------  ----------  ----------  ----------  ----------  ----------
Balance -
April 1, 2004      3,494,650  $    3,495  $  501,646  $  (17,134) $  180,180)  $ 668,187

Unrealized loss
on available for
sale securities -
net of $119,820
income tax benefits        -           -           -           -    (318,180)   (318,180)

Net loss                   -           -           -     (64,598)          -     (64,598)
                  ----------  ----------  ----------  ----------  ----------  ----------
Balance -
December 31, 2004 3,494,650   $    3,495  $  501,646  $  (81,732) $ (138,000) $  285,409
                  ==========  ==========  ==========  ==========  ==========  ==========





The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                        STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED DECEMBER 31, 2004


Cash Flows from Operating Activities:
   Cash received from customers                            $  110,968
   Cash paid to suppliers and employees                      (158,986)
   Interest received                                            3,355
                                                           ----------
      Net cash used by operating activities                   (44,663)
                                                           ----------

Cash Flows from Investing Activities:
   Investment in marketable securities                         (5,000)
                                                           ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (49,663)

CASH AND CASH EQUIVALENTS - beginning of period               263,004
                                                           ----------
CASH AND CASH EQUIVALENTS - end of period                  $  213,341
                                                           ==========


RECONCILIATION OF NET LOSS TO NET CASH USED BY OPERATIONS:

Net loss                                                   $  (64,598)

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation                                                   974
   Decrease in accounts receivable                                131
   Increase in inventory                                      (11,371)
   Increase in prepaid expenses                                   (89)
   Increase in accounts payable and accrued expenses           30,290
                                                           ----------
Net cash provided by operating activities                  $  (44,663)
                                                           ==========





The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Creative Beauty Supply of New Jersey Corporation (the "Company") was incorporated in the State of New Jersey on October 1, 2003. It was formed pursuant to a resolution of the board of directors of Creative Beauty Supply, Inc., ("CBS") as a wholly-owned subsidiary of that company, a publicly traded New Jersey corporation. On January 1, 2004, the assets and liabilities of CBS were contributed at book value to the Company, and this subsidiary was then spun-off by CBS to its stockholders, subject to the Company's current registration statement on Form 10-SB being declared effective. This spin-off was consummated in contemplation of a merger between CBS and Global Digital Solutions, Inc. (Global), a Delaware corporation. The merger occurred on March 19, 2004 whereby the former shareholders of CBS became the owners of 100 percent of the common stock of the Company. In addition, on January 1, 2004, the Company commenced operations in the beauty supply industry at both the wholesale and retail levels.

The Company is located in Totowa, New Jersey and sells cosmetic and beauty supplies to the general public and beauty salons in northern and central New Jersey.


Financial Statement Presentation

The Company has adopted a calendar reporting year ending on December
31. The Company and CBS previously reported on a fiscal year ending on March 31, therefore the 2004 calendar reporting period of the Company is nine months. The statement of operations includes the operations of the Company from April 1, 2004 through December 31, 2004. The operations of CBS from April 1, 2003 through December 31, 2003 are summarized below (see Note 11).

Accounting Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the Unites States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Revenue Recognition

Wholesale sales are recognized at the time products are shipped to customers. Over the counter sales are recognized at point of sale.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent. Cash equivalents consist of a money market account.

Investment in Available-For-Sale Securities

The Company considers its investments in equity securities as available-for-sale and has therefore reflected the investments at fair value in the accompanying financial statements. Realized gains and losses are recorded in income. Changes in unrealized gains or losses are excluded from income and reported as a component of other comprehensive loss in the stockholders' equity section of the balance sheet.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within thirty days from the invoice date or as specified by the invoice and are stated at the amount billed to the customer. Customer account balances with invoices dated over ninety days or ninety days past the due date are considered delinquent.

Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice, or if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management individually reviews all accounts receivable balances that are considered delinquent and based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected. In addition, management periodically evaluates the adequacy of the allowance based on the Company's past experience. Management considered accounts receivable at December 31, 2004 to be fully collectible; accordingly, no allowance for doubtful accounts was provided for at December 31, 2004.

Inventory

Inventory, consisting of finished goods, is valued at lower of cost or market with cost being determined on the first-in. first-out (FIFO) method. The Company also considers obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

Long-lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, including property and equipment, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment in the carrying value of an asset is recognized whenever undiscounted future cash flows from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets. Depreciation is recorded on the straight-line method.

The major classes of assets and ranges of estimated useful lives are as follows:

                                                 Years
                                                 -----
     Delivery equipment                            5
     Furniture and office equipment                7

Maintenance, repairs and minor renewals are charged to earnings when they are incurred. When assets are retired or otherwise disposed of, the assets and related allowance for depreciation is eliminated from the account and any resulting gain or loss is reflected in income.

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

Comprehensive Loss

The Company reports components of comprehensive income (loss) under the requirements of SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes rules for the reporting of comprehensive income or loss and its components which require that certain items be presented as separate components of stockholders' equity. For the period presented, the Company's other comprehensive loss consisted solely of unrealized losses from available-for-sale marketable securities.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51," which provides guidance on the identification of and reporting for variable interest entities for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46, as revised, is effective for the Company in the third quarter of fiscal 2004. The adoption of Interpretation No. 46 had no impact on the Company's results of operations for the nine months ended December 31, 2004, or its financial condition at that date, nor is it expected to have a significant impact in the future.

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

This SFAS is effective for most public companies for interim and annual reporting periods beginning after June 15, 2005. Grant-date fair value will be determined using one of two acceptable valuation models. This Standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period; while compensation expense for liability-based awards (those usually settled in cash rather than stock) be re-measured to fair-value at each balance sheet date until the award is settled. The Standard also provides guidance as to the accounting treatment for income taxes related to such compensation costs, as well as transition issues related to adopting the new Standard. The adoption of SFAS No. 123(R) had no impact on the Company's results of operations for the nine months ended December 31, 2004, or its financial condition at that date, nor is it expected to have a significant impact in the future.

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


2.  CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances with a major bank. The balances are insured by the Federal Deposit insurance Corporation up to $100,000 per depositor. At December 31, 2004, the Company's uninsured cash balances approximated $112,000.


3.  SUPPLIER CONCENTRATION

For the nine months ended December 31, 2004, the Company purchased approximately 45 percent of its products from one supplier. Management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in merchandise and possible loss of sales which could affect operating results.


4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, trade receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short-term maturities.

The investment in marketable equity securities is recorded at fair value based on quoted market prices.

5.  MARKETABLE SECURITIES

The cost and fair value of marketable equity securities that are available-for-sale are as follows at December 31, 2004:

     Cost                                     $  205,000
     Gross unrealized loss                      (138,000)
                                              ----------
     Fair value                               $   67,000
                                              ==========

The marketable securities have been in a loss position for less than
twelve months.   Management believes the unrealized loss is of a
temporary nature as the market value of the securities has been
volatile over time.   Management will periodically evaluate the value
of such securities and record an impairment loss if the value does not recover.

6.  PROPERTY AND EQUIPMENT

The components of property and equipment are as follows at December 31, 2004:

     Delivery equipment                       $    6,497
     Less:  Accumulated depreciation               1,299
                                              ----------
     Net book value                           $    5,198
                                              ==========

Depreciation expense for the nine months ended December 31, 2004 was $974.


7.  INCOME TAXES

The deferred income tax assets and liabilities at December 31, 2004 relate to temporary differences between the financial statement carrying amounts and their tax basis. Assets and liabilities that give rise to significant portions of the net deferred tax assets and liabilities relate to the following at December 31, 2004:

     Net operating loss carry forwards        $   28,002
     Unrealized holding losses                    42,263
                                              ----------
                                                  70,265
     Valuation allowance                         (70,265)
                                              ----------
     Net deferred income tax assets           $        -
                                              ==========

A valuation allowance has been established equal to the full amount of the deferred tax assets as the Company is not assured at December 31, 2004 that it is more likely than not that these benefits will be realized.

The change in valuation allowance for the nine months ended December 31, 2004 was an increase of $62,494 due to increases in federal and state net operating loss carry forwards and unrealized holding losses.

Federal net operating loss carry forwards of $81,732 will expire through the year 2024 and state net operating loss carry forwards of $80,732 will expire through the year 2012. However, state net operating loss carry forwards are restricted and limited in 2005.


8.  SALES

Wholesale sales consist of sales to beauty salons of merchandise for resale. Sales of merchandise to beauty salons for their own consumption and not for resale are considered retail sales. All sales to the general public are also considered retail sales.

Net sales for the nine months ended December 31, 2004 are summarized as follows:

     Retail                                   $   62,169
     Wholesale                                    48,668
                                              ----------
                                              $  110,837
                                              ==========


9.  COMMITMENTS

The Company was obligated as assignee under an operating lease agreement with an unrelated party for the space occupied by its executive offices, store and warehouse facilities in Totowa, New Jersey. The lease, which was the obligation of CBS, was assigned to the Company on January 1, 2004. Monthly rent under the lease was $1,300 expiring on April 30, 2004. The lease was renewed with an effective date of June 1, 2004 for a three-year term expiring on May 31, 2007. Monthly rent under the renewed lease is $1,350.

Rent expense for the nine months ended December 31, 2004 was $12,050.

The future lease payments at December 31, 2004 are as follows:

     Year ended December 31,
     -----------------------
              2005                            $   16,200
              2006                                16,200
              2007                                 6,750
                                              ----------
              Total                           $   39,150
                                              ==========

10.  OTHER MATTER

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

The Company filed an amended Form 10-SB12G/A on October 7, 2004 which included answers to those comments and all additional information requested in the SEC letter. The Company received a second comment letter from the SEC which the Company is currently responding to. As of the date of the financial statements, the registration statement has not been declared effective by the SEC.


11.  PREDECESSOR UNAUDITED FINANCIAL INFORMATION

The summarized statement of operations of CBS for the nine months ended December 31, 2003 is as follows:

     Net sales                                $  132,162
     Cost of goods sold                          112,202
                                              ----------
     Gross profit                                 19,960
     Operating expenses                         (114,996)
     Other income                                  5,107
                                              ----------
     Net loss                                 $  (89,929)
                                              ==========

     Loss per common share -
       basic and diluted                      $    (0.03)
                                              ==========
     Weighted average number of
      common shares outstanding                3,494,650
                                              ==========

(b)    List of Exhibits

The following exhibits are filed with this report:

  Exhibit 31 - 302 certification
  Exhibit 32 - 906 certification


 (B)    REPORTS ON FORM 8-K
None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.   We incurred aggregate fees and expenses of $10,230 and $0
from Samuel Klein and Company and Rotenberg Meril Solomon Bertiger &
Guttilla, P.C., respectfully for the 2004 fiscal year.    Such fees
included work completed for our annual audit and for the review of our financial statements included in our Forms 10SB and 10-QSB.

Tax Fees. We did not incur any aggregate tax fees and expenses from Samuel Klein and Company or Rotenberg Meril Solomon Bertiger &
Guttilla, P.C. for the 2004 fiscal year for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.   We incurred audit related fees of $6,375 from Samuel
Klein and Company.   This includes reviewing financial information,
assistance with the SEC comment letter, etc.   We did not incur any
other fees from Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
during fiscal 2004.   The Board of Directors, acting as the Audit
Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the
auditor's independence.   All of the services described above for
fiscal year 2004 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Rotenberg Meril Solomon Bertiger & Guttilla, P.C. solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.


                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    April 11, 2005

Creative Beauty Supply of New Jersey Corporation

/s/ Carmine Catizone
------------------------------
By: Carmine Catizone, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

Creative Beauty Supply of New Jersey Corporation

Date:  April 11, 2005     /s/ Carmine Catizone
                            ---------------------
                            By: Carmine Catizone
                               President, Chief Executive Officer

       April 11, 2005        /s/Daniel Generelli
                           ----------------------
                           By: Daniel Generelli
                               Chief Financial Officer and
                                Controller