Form 10KSB/A
period 2004-12-31
Creative Beauty Supply of New Jersey CORP
filed 2005-04-26
CIK 1290658

Amendment 1 to
             FORM 10-KSB
    SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C. 20549
[ ] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended:
                       OR
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

ITEM 10.   EXECUTIVE COMPENSATION

To date, Creative NJ has not entered into employment agreements nor are any contemplated.

                   Annual Compensation                    Awards               Payouts
                ---------------------------        ----------------------      ----------
                                                    Other        Restricted  Securities
                                                    Annual          Stock    Underlying         LTIP       All Other
Name and Position   Year  Salary($)  Bonus($) Compensation($)  Awards(#)  Options/SARs(#)  Payouts($) Compensation($)
Carmine Catizone      2004  $22,500      ---          ---            ---        ---             ---          ---
   President

Daniel Generelli      2004   $1,540      ---          ---            ---        ---             ---          ---
 Secretary/Treasuer/
 Director

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

The Company filed an amended Form 10-SB12G/A on October 7, 2004 which included answers to those comments and all additional information requested in the SEC letter. The Company received a second comment letter from the SEC which the Company is currently responding to. - - -


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

Creative Beauty Supply of New Jersey Corporation

Date:  April 25, 2005     /s/ Carmine Catizone
                            ---------------------
                            By: Carmine Catizone
                               President, Chief Executive Officer

       April 25, 2005        /s/Daniel Generelli
                           ----------------------
                           By: Daniel Generelli
                               Chief Financial Officer and
                                Controller