Form 10QSB
period 2005-03-31
Creative Beauty Supply of New Jersey CORP
filed 2005-05-16
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549

                     FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2005

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

The number of outstanding shares of the registrant's common stock, March 31, 2005:

  Common Stock  -  3,494,650

                                  PART I
Item I - FINANCIAL STATEMENTS

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                             BALANCE SHEETS

                                               MARCH 31,  DECEMBER 31,
                                                 2005         2004
                                              ----------   ----------
                                             (UNAUDITED)    (AUDITED)
                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                   $  194,185   $  213,341
  Marketable securities                           33,000       67,000
  Accounts receivable                              1,280        1,367
  Inventory                                       62,041       58,059
  Prepaid expenses                                   381          739
                                              ----------   ----------
    TOTAL CURRENT ASSETS                         290,887      340,506

PROPERTY AND EQUIPMENT, net                        4,873        5,198
                                              ----------   ----------
TOTAL ASSETS                                  $  295,760   $  345,704
                                              ==========   ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                    $   29,946   $   28,660
  Accrued salaries                                32,500       25,000
  Payroll taxes payable                            3,206        3,246
  Accrued expenses                                 3,805        3,389
                                              ----------   ----------
    TOTAL CURRENT LIABILITIES                     69,457       60,295
                                              ----------   ----------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001,
   authorized 10,000,000 shares, issued
   and outstanding -0- shares                          -            -
  Common stock, par value $.001,
   authorized 100,000,000 shares, issued
    and outstanding 3,494,650 shares               3,495        3,495
  Additional paid-in-capital                     501,646      501,646
  Accumulated deficit                           (104,838)     (81,732)
  Accumulated other comprehensive loss          (172,000)    (138,000)
                                              ----------   ----------
    TOTAL STOCKHOLDERS' EQUITY                   228,303      285,409
                                              ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  297,760   $  345,704
                                              ==========   ==========

The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
        STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
           FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                               (UNAUDITED)

                                                 2005         2004
                                              ----------   ----------

Net sales                                     $   31,666   $   44,729
Cost of Sales                                     24,858       34,645
                                              ----------   ----------
Gross Profit                                       6,808       10,084
                                              ----------   ----------

Operating Expenses:
  Salaries - officers                              7,880        7,860
  Employee benefits                                3,262        2,997
  Professional fees                               11,290        7,165
  Rent                                             4,050        3,900
  Other general and administrative                 6,384        5,677
                                              ----------   ----------
    Total Operating Expenses                      32,866       27,599
                                              ----------   ----------

Loss from operations                             (26,058)     (17,515)

Other income:
  Interest income                                    952        1,213
                                              ----------   ----------
Net Loss                                         (25,106)     (16,302)

Other comprehensive income (loss), net of taxes:
  Unrealized holding gain (loss) arising
   during the period, net of income taxes of
   $0 for 2005 and $129,000 for 2004             (34,000)     171,000
                                              ----------   ----------
Total Comprehensive Income (Loss)             $  (59,106)  $  154,698
                                              ==========   ==========

Earning (loss) per share:
  Basic and diluted net loss per common share $    (0.01)  $        -
                                              ==========   ==========
  Basic and diluted weighted average common
   shares outstanding                          3,494,650    3,494,650
                                              ==========   ==========





The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                        STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                              (UNAUDITED)

                                                 2005         2004
                                              ----------   ----------
Cash Flows from Operating Activities:
  Cash received from customers                $   31,753   $   44,687
  Cash paid to suppliers and employees           (51,861)     (39,564)
  Interest received                                  952        1,213
  Interest paid                                        -            -
  Income taxes paid                                    -            -
                                              ----------   ----------
    Net cash (used) provided by operating
     activities                                  (19,156)       6,336
                                              ----------   ----------
Cash Flows from Investing Activities:                  -            -
                                              ----------   ----------
Cash Flows from Financing Activities:                  -            -
                                              ----------   ----------

NET (DECREASE)INCREASE IN CASH AND CASH
 EQUIVALENTS                                     (19,156)       6,336

CASH AND CASH EQUIVALENTS-beginning of period    213,341      256,668
                                              ----------   ----------
CASH AND CASH EQUIVALENTS-end of period       $  194,185   $  263,004
                                              ==========   ==========


RECONCILIATION OF NET LOSS TO NET CASH (USED) PROVIDED BY OPERATIONS:

Net loss                                      $  (25,106)  $  (16,302)

Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
  Depreciation                                       325          325
  Decrease (increase) in accounts receivable          87          (42)
  (Increase) decrease in inventory                (3,982)       7,172
  Decrease in prepaid expenses                       358          650
  Increase in accounts payable and accrued
   expenses                                        9,162       14,533
                                              ----------   ----------
Net cash (used) provided by operating
 activities                                   $  (19,156)  $    6,336
                                              ==========   ==========



The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 2005 AND 2004

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Creative Beauty Supply of New Jersey Corporation (the "Company ") was incorporated in the State of New Jersey on October 1, 2003. It was formed pursuant to a resolution of the board of directors of Creative Beauty Supply, Inc., ("CBS") as a wholly-owned subsidiary of that company, a publicly traded New Jersey corporation. On January 1, 2004, the assets and liabilities of CBS were contributed at book value to the Company, and this subsidiary was then spun-off by CBS to its stockholders, subject to the Company's current registration statement on Form 10-SB being declared effective. This spin-off was consummated in contemplation of a merger between CBS and Global Digital Solutions, Inc. (Global), a Delaware corporation. The merger occurred on March 19, 2004 whereby the former shareholders of CBS became the owners of 100 percent of the common stock of the Company. In addition, on January 1, 2004, the Company commenced operations in the beauty supply industry at both the wholesale and retail levels.

The Company is located in Totowa, New Jersey and sells cosmetic and beauty supplies to the general public and beauty salons in northern and central New Jersey.

Interim Financial Statement Presentation

The Company has a calendar reporting year ending on December 31, of which the balance sheet data for December 31, 2004 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2005, its results of operations for the three months ended March 31, 2005 and 2004 and its cash flows for the three months ended March 31, 2005 and 2004.

The statements of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the nine months ended December 31, 2004.

Investments in Available-For-Sale Securities

The Company considers its investments in equity securities as available-for-sale and has therefore reflected the investment at fair value in the accompanying financial statements. Realized gains and

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 2005 AND 2004

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

losses are recorded in income. Changes in unrealized gains or losses are excluded from earnings (loss) and reported as a component of other comprehensive income (loss) in the stockholders' equity section of the balance sheet.

Inventory

Inventory consists of finished goods. For interim reporting purposes, the Company calculates its inventory using the gross profit of the immediate previous calendar year.

Earning (Loss) Per Share

The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), which requires the presentation on the face of the income statement "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants.

Comprehensive Income (Loss)

The Company reports components of comprehensive income (loss) under the requirements of SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes rules for the reporting of comprehensive income or loss and its components which require that certain items be presented as separate components of stockholders' equity. For the periods presented, the Company's other comprehensive income (loss) consisted solely of unrealized gains (losses) from marketable securities available for sale.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 2005 AND 2004

2.  MARKETABLE SECURITIES

The cost and fair value of marketable equity securities that are available-for-sale are as follows at March 31, 2005 and December 31, 2004:

                                               March 31,  December 31,
                                                 2005         2004
                                              ----------   ----------
                                              (Unaudited)   (Audited)
     Cost                                     $  205,000   $  205,000
     Gross unrealized loss                      (172,000)     138,000)
                                              ----------   ----------
     Fair value                               $   33,000   $   67,000
                                              ==========   ==========

The unrealized appreciation (depreciation) of marketable equity securities reported as accumulated other comprehensive income (loss) at March 31, 2005 and December 31, 2004 are as follows:
                                               March 31,  December 31,
                                                 2005         2004
                                              ----------   ----------
                                              (Unaudited)   (Audited)
     Net unrealized loss                      $ (172,000)  $ (138,000)
     Deferred income taxes                             -            -
                                              ----------   ----------
                                              $ (172,000)  $ (138,000)
                                              ==========   ==========

The marketable securities have been in a loss position for less than twelve months. Management believes the unrealized loss is of a temporary nature as the market value of the securities has been volatile over time. Management will periodically evaluate the value of such securities and record an impairment loss if the value does not recover.

3.  SALES

Wholesale sales consist of sales to beauty salons of merchandise for resale. Sales of merchandise to beauty salons for their own consumption and not for resale are considered retail sales. All sales to the general public are also considered retail sales.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 2005 AND 2004

3.  SALES (continued)

Net sales for the three months ended March 31, 2005 and 2004 are summarized as follows:

                                                 2005         2004
                                              ----------   ----------
     Retail                                   $   20,938   $   21,424
     Wholesale                                    10,728       23,305
                                              ----------   ----------
                                              $   31,666   $   44,729
                                              ==========   ==========

4.  SUPPLIER CONCENTRATION

For the three months ended March 31, 2005 and 2004, the Company purchased approximately 56 percent and 45 percent, respectively of its products from one supplier. Management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in merchandise and possible loss of sales that could affect operating results.

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

Capital and Source of Liquidity.

Creative NJ had cash and cash equivalents of $194,185, a decrease of $19,156 from the cash and cash equivalents balance of $213,341 at March
31, 2004.   Cash used in operating activities totaled $19,156.   The
primary reason for the decrease was the loss for the period, somewhat offset by the increase in accounts payable and accrued expenses.

For the three months ended March 31, 2005 and 2004, Creative NJ did not have net cash flows from financing activities.

Investments in Available For Sale Securities consist of an investment in 200,000 common shares of Ram Venture Holdings Corp., a publicly trading company listed on NASD Bulletin Board and subscriptions for 100,000 shares of common stock of Proguard Acquisitions, Corp., a non-public company with a cost of $5,000. The unrealized loss of $172,000 is the difference between the fair market value of the common stock owned as determined by the closing market price per share on March 31, 2005 and the cost of the investment that was $200,000.

Management believes the unrealized loss is of a temporary nature as the
market value of RAM Venture has been volatile.   Management will
periodically evaluate the value of RAM Venture and record an impairment loss if the value does not recover.

For the three months ended March 31, 2005 and 2004, Creative NJ did not have net cash flow from investing activities.

Results of Operations.

Creative NJ sells approximately 1,000 different products at varying mark ups ranging from 20 to 40 percent.

For the three months ended March 31, 2005, Creative NJ had net sales of $31,666 and cost of sales of $24,858 resulting in gross profit of $6,808.

For the three months ended March 31, 2005 Creative NJ had operating
expenses of $32,866.   A majority of these expenses consisted of those
necessary to conduct our business.   We paid $11,290 for professional
fees necessary to become a reporting company.

For the three months ended March 31, 2004, Creative NJ had net sales of $44,729 and cost of sales of $34,645 resulting in gross profit of $10,084.

For the three months ended March 31, 2004, Creative NJ had operating
expenses of $27,599.   A majority of these expenses consisted of those
necessary to conduct our business.   We paid $7,165 for professional
fees necessary to become a reporting company.

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

Creative NJ's inventory consists of finished goods.   For interim
reporting purposes, Creative NJ calculates its inventory value using the gross profit method of the immediate previous calendar year.

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

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Carmine Catizone, the chief executive officer and Daniel Generelli, the chief financial officer of Creative NJ have made an evaluation of the disclosure controls and procedures relating to the financial statements of Creative NJ for the three months ended March 31, 2005 and have judged such controls and procedures to be effective as of March 31, 2005(the evaluation date).

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

Dated:  May 13, 2005

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By: /s/ Carmine Catizone
---------------------------
Carmine Catizone, President and Director