Form 10KSB/A
period 2004-12-31
Creative Beauty Supply of New Jersey CORP
filed 2005-06-15
CIK 1290658

Amendment 2 to
             FORM 10-KSB
    SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C. 20549
[ ] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended:
                       OR
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

The Corporation's fiscal year ended was changed from December 31 to
March 31.   The Corporation's revenues for the nine months ended
December 31, 2004 were $110,837. As of March 31, 2005, the market value of the Corporation's voting $.00l par value common stock held by non-affiliates of the Corporation was $0.00.


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

Pursuant to the terms of the spin-off arrangement, upon completion of the Form 10SB, Global Digital will provide its shareholders as of January 1, 2004, the record date, one share of Creative NJ for every share of Global Digital owned as of that date.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. Demand for Creative NJ's products will be dependent on, among other things, market acceptance of Creative NJ's concept and general economic conditions, which are cyclical in nature. Inasmuch as all of Creative NJ's activities is the receipt of revenues from the sales of its products, Creative NJ's business operations may be adversely affected by Creative NJ's competitors. Our sales have been decreasing due to increased competition from other beauty supply stores and changes in customer preferences. These decreases may continue even if we identify and obtain other
product lines.   To date, no types of product lines have been
identified and no timeframes established or cash needs defined.

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

Investments in Available For Sale Securities consist of an investment in 200,000 common shares of Ram Venture Holdings Corp., a publicly trading company listed on NASD Bulletin Board and subscriptions for 100,000 shares of common stock of Proguard Acquisitions, Corp., a non-
public company with a cost of $5,000.   There has never existed nor has
ever existed any relationship or affiliation between Creative NJ and Ram Ventures Holdings Corp. or CBS and Ram Venture Holdings Corp. Unrealized gains of $485,000 and $300,000 at June 30, 2004 and March

31, 2004 represent the difference between the fair market value of the common stock owned as determined by the closing market price per share on the respective dates and the cost of the investment.

For the nine months ended December 31, 2004, Creative NJ acquired available for sale security of $5,000 resulting in net cash used in investing activities of $5,000.

Results of Operations.

Creative NJ sells approximately 1,000 different products at varying mark ups ranging from 20 to 40 percent.

For the nine months ended December 31, 2004, Creative NJ had net sales of $110,837 and cost of sales of $87,474 resulting in gross profit of
$23,363.   Sales have been declining due to the increased competition from other beauty supply stores and changes in customer preference in products.

For the nine months ended December 31, 2004 Creative NJ had operating
expenses of $91,316.   A majority of these expenses consisted of those
necessary to conduct our business that have not materially decreased or
increased from prior periods.   We paid $30,798 for professional fees
necessary to become a reporting company.

Plan of Operation. During the next twelve months, Creative NJ may obtain new product lines by negotiating with various manufacturers. Creative NJ does not intend to hire any additional employees.

To date, no types of product lines have been identified and no
timeframes established or cash needs defined.   Creative NJ has not
   -  made any contacts,
   -  had any discussions,
   -  made any arrangements, nor
   -  have any understanding

with any third parties regarding obtaining new product lines.

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

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                   STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE NINE MONTHS ENDED DECEMBER 31, 2004

                        Common Stock                              Accumulated
                      $.001 Par Value     Additional                 Other
                     Number                Paid In   Accumulated  Comprehensive
                   of Shares    Amount     Capital     Deficit    Income(Loss)    Total
                  ----------  ----------  ----------  ----------  ----------  ----------
Balance -
April 1, 2004      3,494,650  $    3,495  $ 1,288,782 $ (804,270) $  180,180  $ 668,187

Unrealized loss
on available for
sale securities -
net of $119,820
income tax benefits        -           -           -           -    (318,180)   (318,180)

Net loss                   -           -           -     (64,598)          -     (64,598)
                  ----------  ----------  ----------  ----------  ----------  ----------
Balance -
December 31, 2004 3,494,650   $    3,495  $ 1,288,782 $ (868,868) $ (138,000) $  285,409
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

Date:    June 15, 2005

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

Creative Beauty Supply of New Jersey Corporation

Date:  June 15, 2005     /s/ Carmine Catizone
                            ---------------------
                            By: Carmine Catizone
                               President, Chief Executive Officer

       June 15, 2005        /s/Daniel Generelli
                           ----------------------
                           By: Daniel Generelli
                               Chief Financial Officer and
                                Controller