Form 10KSB/A
period 2004-12-31
Creative Beauty Supply of New Jersey CORP
filed 2005-08-15
CIK 1290658

Amendment 3 to
             FORM 10-KSB
    SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C. 20549
[ ] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended:
                       OR
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


/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.



Saddle Brook, New Jersey
March 16, 2005

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                             BALANCE SHEET
                           DECEMBER 31, 2004

                                ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                               $  213,341
   Marketable securities                                       67,000
   Accounts receivable                                          1,367
   Inventory                                                   58,059
   Prepaid expenses                                               739
                                                           ----------
   TOTAL CURRENT ASSETS                                       340,506

PROPERTY AND EQUIPMENT - net                                    5,198
                                                           ----------
TOTAL ASSETS                                               $  345,704
                                                           ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                                $   28,660
   Accrued salaries                                            25,000
   Payroll taxes payable                                        3,246
   Accrued expenses                                             3,389
                                                           ----------
   TOTAL CURRENT LIABILITIES                                   60,295
                                                           ----------

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.001, authorized
    10,000,000 shares, issued and outstanding -0- shares            -
   Common stock, par value $.001, authorized
    100,000,000 shares, issued and outstanding
    3,494,650 shares                                            3,495
   Additional paid-in-capital                               1,288,782
   Accumulated deficit                                       (868,868)
   Accumulated other comprehensive loss                      (138,000)
                                                           ----------
   TOTAL STOCKHOLDERS' EQUITY                                 285,409
                                                           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  345,704
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

Date:    August 8, 2005

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

Creative Beauty Supply of New Jersey Corporation

Date:  August 15, 2005     /s/ Carmine Catizone
                            ---------------------
                            By: Carmine Catizone
                               President, Chief Executive Officer

       August 15, 2005        /s/Daniel Generelli
                           ----------------------
                           By: Daniel Generelli
                               Chief Financial Officer and
                                Controller