Form 10QSB
period 2005-06-30
Creative Beauty Supply of New Jersey CORP
filed 2005-08-15
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549

                     FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2005

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

                                  PART I
Item I - FINANCIAL STATEMENTS

             CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                             BALANCE SHEETS

                                               JUNE 30,   DECEMBER 31,
                                                 2005         2004
                                              ----------   ----------
                                              (UNAUDITED)    (AUDITED)
                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                  $  170,539   $  213,341
   Marketable securities                           5,000       67,000
   Accounts receivable                             1,306        1,367
   Inventory                                      59,713       58,059
   Prepaid expenses                                  667          739
                                              ----------   ----------
   TOTAL CURRENT ASSETS                          237,225      340,506

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation                                    4,548        5,198
                                              ----------   ----------
TOTAL ASSETS                                  $  241,773   $  345,704
                                              ==========   ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                   $   29,870   $   28,660
   Accrued salaries                               37,000       25,000
   Payroll taxes payable                           1,568        3,246
   Accrued expenses                               11,272        3,389
                                              ----------   ----------
   TOTAL CURRENT LIABILITIES                      79,710       60,295
                                              ----------   ----------

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001, authorized
     10,000,000 shares, issued and outstanding
     -0- shares                                        -            -
   Common stock, par value $.001, authorized
     100,000,000 shares, issued and outstanding
     3,494,650 shares                              3,495        3,495
   Additional paid-in-capital                  1,288,782    1,288,782
   Accumulated deficit                        (1,130,214)    (868,868)
   Accumulated other comprehensive loss                -     (138,000)
                                              ----------   ----------
   TOTAL STOCKHOLDERS' EQUITY                    162,063      285,409
                                              ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  241,773   $  345,704
                                              ==========   ==========

The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
           STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
       FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004

                              (UNAUDITED)

                                       Three Months Ended         Six Months Ended
                                            June 30,                  June 30,
                                       2005         2004         2005         2004
                                    ----------   ----------   ----------   ----------
Net sales                           $   34,597   $   40,447   $   66,263   $   85,176

Cost of Sales                           27,158       31,367       52,016       66,011
                                    ----------   ----------   ----------   ----------
Gross Profit                             7,439        9,080       14,247       19,165
                                    ----------   ----------   ----------   ----------
Operating Expenses
   Salaries - officers                   8,170        8,090       16,050       15,950
   Employee benefits                     3,236        3,077        6,498        6,073
   Professional fees                    23,450       12,100       34,740       19,265
   Rent                                  4,050        3,950        8,100        7,850
   Other general and administrative      5,582        5,340       11,966       11,019
                                    ----------   ----------   ----------   ----------
   Total Operating Expenses             44,488       32,557       77,354       60,157
                                    ----------   ----------   ----------   ----------
Loss from operations                   (37,049)     (23,477)     (63,107)     (40,992)
                                    ----------   ----------   ----------   ----------
Other income (expense)
   Loss on marketable securities      (200,000)           -     (200,000)           -
   Interest income                         809        1,190        1,761        2,403
                                    ----------   ----------   ----------   ----------
   Total other income (expense)       (199,191)       1,190     (198,239)       2,403
                                    ----------   ----------   ----------   ----------
Net Loss                              (236,240)     (22,287)    (261,346)     (38,589)

Other Comprehensive Income, net of taxes:
  Reclassification adjustment, net of
    income taxes of $-0-, $-0-,
    $-0- and $-0-                      172,000            -      138,000            -
  Unrealized holding gain arising during
    the period, net of income taxes of
    $-0-, $71,892, $-0- and $191,712         -      108,108            -      288,288
                                    ----------   ----------   ----------   ----------
Total Comprehensive (Loss) Income   $  (64,240)  $   85,821   $ (123,346)  $  249,699
                                    ==========   ==========   ==========   ==========
Earning (loss) per share:
  Basic and diluted net loss per
   common share                   $      (0.07)  $    (0.01)  $    (0.07)  $    (0.01)
                                    ==========   ==========   ==========   ==========




 Basic and diluted weighted average
   common shares outstanding         3,494,650    3,494,650    3,494,650    3,494,650
                                    ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                        STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                              (UNAUDITED)

                                                 2005         2004
                                              ----------   ----------
Cash Flows from Operating Activities:
  Cash received from customers                $   66,324   $   85,609
  Cash paid to suppliers and employees          (110,887)    (114,179)
  Interest received                                1,761        2,403
  Income taxes paid                                    -            -
  Interest paid                                        -            -
                                              ----------   ----------
    Net cash used in operating activities        (42,802)     (26,167)
                                              ----------   ----------
Cash Flows from Investing Activities:
  Investment in marketable securities                  -       (5,000)
                                              ----------   ----------
Cash Flows from Financing Activities:                  -            -
                                              ----------   ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS        (42,802)     (31,167)

CASH AND CASH EQUIVALENTS-beginning of period    213,341      277,682
                                              ----------   ----------
CASH AND CASH EQUIVALENTS-end of period       $  170,539   $  246,515
                                              ==========   ==========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS:

Net loss                                      $ (261,346)  $  (38,589)

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation                                       650          650
  Loss on marketable securities                  200,000            -
  Decrease in accounts receivable                     61          433
  (Increase) decrease in inventory                (1,654)       6,148
  Decrease (increase) in prepaid expenses             72         (628)
  Increase in accounts payable and accrued
   expenses                                       19,415          819
                                              ----------   ----------
Net cash used in operating activities         $  (42,802)  $  (31,167)
                                              ==========   ==========





The accompanying notes are an integral part of these financial statements.

           CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2005


1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------
Creative Beauty Supply of New Jersey Corporation(the "Company ") was incorporated in the State of New Jersey on October 1, 2003. It was formed pursuant to a resolution of the board of directors of Creative Beauty Supply, Inc., (CBS") as a wholly-owned subsidiary of that company, a publicly traded New Jersey corporation. On January 1, 2004, the assets and liabilities of CBS were contributed at book value to the Company, and this subsidiary was then spun-off by CBS to its stockholders, subject to the Company's current registration statement on Form 10-SB being declared effective. This spin-off was consummated in contemplation of a merger between CBS and Global Digital Solutions, Inc. (Global), a Delaware corporation. The merger occurred on March 19, 2004 whereby the former shareholders of CBS became the owners of 100 percent of the common stock of the Company. In addition, on January 1, 2004, the Company commenced operations in the beauty supply industry at both the wholesale and retail levels.

The Company sells cosmetic and beauty supplies to the general public and beauty salons in northern and central New Jersey.

Interim Financial Statement Presentation
----------------------------------------
The Company has a calendar reporting year of December 31, 2004 of which the balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2005, its results of operations for the six and three months ended June 30, 2005 and 2004 and its cash flows for the six months ended June 30, 2005 and 2004.

The statements of operations for the six months ended June 30, 2005 and 2004 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the nine months ended December 31, 2004.

Investments in Available-For-Sale Securities
--------------------------------------------
The Company considers its investments in equity securities as available-for-sale and has therefore reflected the investment at fair value in the accompanying financial statements. Realized gains and losses are recorded in earnings (loss). Changes in unrealized gains or losses are excluded from earnings (loss) and reported as a component of other comprehensive income (loss) in the stockholders' equity section of the balance sheet.

Inventory
---------
Inventory consists of finished goods. The Company, for interim reporting, calculates it inventory using the gross profit of the immediate previous calendar year.

Earning (Loss) Per Share
------------------------
The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earning Per Share". Basic earnings per share are computed by diving income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants.

Comprehensive Income (Loss)
---------------------------
The Company reports components of comprehensive income (loss) under the requirements of SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes rules for the reporting of comprehensive income or loss and its components that require that certain items be presented as separate components of stockholders' equity. For the periods presented, the Company's other comprehensive income (loss) consist solely of unrealized gains (losses) from marketable securities available for sale.


2. MARKETABLE SECURITIES

The cost and fair value of marketable equity securities that are available-for-sale are as follows at June 30, 2005 and December 31, 2004:
                                               June 30,   December 31,
                                                 2005         2004
                                              ----------   ----------
                                              (Unaudited)   (Audited)
  Cost                                        $    5,000   $  205,000
  Gross unrealized loss                                -     (138,000)
                                              ----------   ----------
  Fair value                                  $    5,000   $   67,000
                                              ==========   ==========

The unrealized depreciation of marketable equity securities reported as accumulated other comprehensive loss at June 30, 2005 and December 31, 2004 are as follows:

                                               June 30,   December 31,
                                                 2005         2004
                                              ----------   ----------
                                              (Unaudited)   (Audited)
  Net unrealized loss                         $        -   $ (138,000)
  Deferred income taxes                                -            -
                                              ----------   ----------
                                              $        -   $ (138,000)
                                              ==========   ==========

At June 30, 2005, management determined that the Company's investment in RAM Venture Holding Corp. was worthless. A loss of $200,000 was recorded on the statement of operations as loss on marketable securities.


3. SALES

Wholesale sales consist of sales to beauty salons of merchandise for resale. Sales of merchandise to beauty salons for their own consumption and not for resale are considered retail sales. All sales to the general public are also considered retail sales.

Net sales are summarized as follows:

                                                     Six Months
                                                   Ended June 30,
                                                 2005         2004
                                              ----------   ----------
  Retail                                      $   42,381   $   43,564
  Wholesale                                       23,882       41,612
                                              ==========   ==========
                                              $   66,263   $   85,176
                                              ==========   ==========

                                                   Three Months
                                                  Ended June 30,
                                                 2005         2004
                                              ----------   ----------
  Retail                                      $   21,443   $   22,140
  Wholesale                                       13,154       18,307
                                              ----------   ----------
                                              $   34,597   $   40,447
                                              ==========   ==========


4. SUPPLIER CONCENTRATION

For the six months ended June 30, 2005 and 2004, the Company purchased approximately 59 percent and 45 percent, respectively of its products from one supplier. Management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in merchandise and possible loss of sales which could affect operating results.

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

Capital and Source of Liquidity.

Creative NJ had cash and cash equivalents of $170,539, a decrease of $75,976 from the cash and cash equivalents balance of $246,515 at June
30, 2004.   Cash used in operating activities totaled $42,802.   The
primary reason for the decrease was the loss for the period, offset slightly by the decrease in prepaid expenses and increase in accounts payable and accrued expenses.

For the six months ended June 30, 2005 and 2004, Creative NJ did not have net cash flows from financing activities.

Investments in Available-For-Sale Securities consist of an investment in 200,000 common shares of Ram Venture Holdings Corp., a publicly traded company listed on NASD Bulletin Board, at a cost of $200,000 and subscriptions for 100,000 shares of common stock of Proguard
Acquisitions, Corp., a non-public company with a cost of $5,000.

At June 30, 2005, management determined that the Company's investment in RAM Venture Holding Corp. was worthless. A loss of $200,000 was recorded on the statement of operations as loss on marketable securities.

For the six months ended June 30, 2005 and 2004, Creative NJ did not have net cash flow from investing activities.

Results of Operations.

Creative NJ sells approximately 1,000 different products at varying mark ups ranging from 20 to 40 percent.

For the six months ended June 30, 2005, Creative NJ had net sales of $66,263 and cost of sales of $52,016 resulting in gross profit of $14,247.

For the six months ended June 30, 2005 Creative NJ had operating
expenses of $77,354.   A majority of these expenses consisted of those
necessary to conduct our business.   We paid $34,740 for professional
fees necessary to become a reporting company.

For the six months ended June 30, 2004, Creative NJ had net sales of $85,176 and cost of sales of $66,011 resulting in gross profit of $19,165.

For the six months ended June 30, 2004, Creative NJ had operating
expenses of $60,157.   A majority of these expenses consisted of those
necessary to conduct our business.   We paid $19,265 for professional
fees necessary to become a reporting company.

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

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Carmine Catizone, the chief executive officer and Daniel Generelli, the chief financial officer of Creative NJ have made an evaluation of the disclosure controls and procedures relating to the financial statements of Creative NJ for the six months ended June 30, 2005 and have judged such controls and procedures to be effective as of June 30, 2005(the evaluation date).

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

Dated:  August 15, 2005

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By: /s/ Carmine Catizone
---------------------------
Carmine Catizone, President and Director