Form 10QSB
period 2005-09-30
Creative Beauty Supply of New Jersey CORP
filed 2005-11-14
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549

                     FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2005

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, September 30, 2005:

  Common Stock  -  3,494,650

                                  PART I
Item I ? FINANCIAL STATEMENTS


            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

                             BALANCE SHEETS

                                               SEPT 30,      DEC 31,
                                                 2005         2004
                                              ----------   ----------
                                             (UNAUDITED)    (AUDITED)
                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                   $  141,938   $  213,341
  Marketable securities                            5,000       67,000
  Accounts receivable                                971        1,367
  Inventory                                       59,086       58,059
  Prepaid expenses                                 3,251          739
                                              ----------   ----------
    TOTAL CURRENT ASSETS                         210,246      340,506

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation                                      4,223        5,198
							    ----------   ----------
TOTAL ASSETS                                  $  214,469   $  345,704
                                              ==========   ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                    $   34,175   $   28,660
  Accrued salaries                                38,500       25,000
  Payroll taxes payable                            2,815        3,246
  Accrued expenses                                 9,560        3,389
                                              ----------   ----------
    TOTAL CURRENT LIABILITIES                     85,050       60,295
                                              ----------   ----------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001, authorized
   10,000,000 shares, issued and outstanding
   -0- shares                                          -            -
  Common stock, par value $.001, authorized
   100,000,000 shares, issued and outstanding
   3,494,650 shares                                3,495        3,495
  Additional paid-in-capital                     501,646      501,646
  Accumulated deficit                           (375,722)     (81,732)
  Accumulated other comprehensive loss                 -     (138,000)
                                              ----------   ----------
    TOTAL STOCKHOLDERS' EQUITY                   129,419      285,409
                                              ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  214,469   $  345,704
                                              ==========   ==========

The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
             STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
    FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                              (UNAUDITED)

                                         Three Months Ended        Nine Months Ended
                                           September 30,             September 30,
                                         2005         2004         2005         2004
                                      ----------   ----------   ----------   ----------
Net sales                            $   33,974   $   34,237   $  100,237  $  119,413
Cost of Sales                            26,670       26,535       78,686      92,546
                                     ----------   ----------   ----------  ----------
Gross Profit                              7,304        7,702       21,551      26,867
                                     ----------   ----------   ----------  ----------
Operating Expenses
  Salaries - officers                     7,800        7,930       23,850      23,880
  Employee benefits                       4,033        3,237       10,531       9,310
  Professional fees                      17,899        6,280       52,639      25,545
  Rent                                    4,050        4,050       12,150      11,900
  Other general and administrative        6,949        5,534       18,915      16,553
                                     ----------   ----------   ----------  ----------
    Total Operating Expenses             40,731       27,031      118,085      87,188
                                     ----------   ----------   ----------  ----------
Loss from operations                    (33,427)     (19,329)     (96,534)    (60,321)
                                     ----------   ----------   ----------  ----------
Other income (expense)
  Loss on marketable securities               -            -     (200,000)          -
  Interest income                           784        1,106        2,545       3,509
                                     ----------   ----------   ----------  ----------
    Total other income (expense)            784        1,106     (197,455)      3,509
                                     ----------   ----------   ----------  ----------
Net Loss                                (32,643)     (18,223)    (293,989)    (56,812)

Other Comprehensive Income, net of taxes:
  Reclassification adjustment, net of
   income taxes of $-0-, $-0-, $-0-
   and $-0-          -                        -            -      138,000           -
  Unrealized holding gain arising during
   the period period, net of income tax
   credits of $-0-, ($191,712), $-0-
   and $-0-                                   -     (308,288)           -     (20,000)
                                     ----------   ----------   ----------  ----------
Total Comprehensive Loss             $  (32,643)  $ (326,511)  $ (155,989) $  (76,812)
                                     ==========   ==========   ==========  ==========
Earning (loss) per share:
  Basic and diluted net loss per
   common share                      $    (0.01)  $    (0.01)  $    (0.08) $    (0.02)
                                     ==========   ==========   ==========  ==========
  Basic and diluted weighted average
   common shares outstanding          3,494,650    3,494,650    3,494,650   3,494,650
                                     ==========   ==========   ==========  ==========

The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                        STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                              (UNAUDITED)

                                                 2005         2004
                                              ----------   ----------
Cash Flows from Operating Activities:
  Cash received from customers                $  100,633   $  119,386
  Cash paid to suppliers and employees          (174,581)    (141,780)
  Interest received                                2,545        3,509
  Income taxes paid                                    -            -
  Interest paid                                        -            -
                                              ----------   ----------
    Net cash provided by operating activities    (71,403)     (18,885)
                                              ----------   ----------

Cash Flows from Investing Activities:
  Investment in marketable securities                  -       (5,000)
                                              ----------   ----------

Cash Flows from Financing Activities:
  Additional paid in capital contributed               -        4,094
                                              ----------   ----------

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                (71,403)     (19,791)

CASH AND CASH EQUIVALENTS-beginning of period    213,341      252,318
                                              ----------   ----------

CASH AND CASH EQUIVALENTS-end of period       $  141,938   $ 232,527
                                              ==========   ==========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS:

Net loss                                      $ (293,989)  $  (56,812)

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                       975          975
  Deferred income taxes                                -            -
  Loss on marketable securities                  200,000            -
  Decrease (increase) in accounts receivable         396          (26)
  (Increase) decrease in inventory                (1,027)       1,800
  (Increase) in prepaid expenses                  (2,512)      (1,014)
  Increase in accounts payable and
   accrued expenses                               24,754       36,192
                                              ----------   ----------
Net cash used in operating activities         $  (71,403)   $ (18,885)
                                              ==========   ==========

The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                      NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------
Creative Beauty Supply of New Jersey Corporation (the "Company ") was incorporated in the State of New Jersey on October 1, 2003. It was formed pursuant to a resolution of the board of directors of Creative Beauty Supply, Inc., (CBS") as a wholly-owned subsidiary of that company, a publicly traded New Jersey corporation. On January 1, 2004, the assets and liabilities of CBS were contributed at book value to the Company, and this subsidiary was then spun-off by CBS to its stockholders, subject to the Company's current registration statement on Form 10-SB being declared effective. This spin-off was consummated in contemplation of a merger between CBS and Global Digital Solutions, Inc. (Global), a Delaware corporation. The merger occurred on March 19, 2004 whereby the former shareholders of CBS became the owners of 100 percent of the common stock of the Company. In addition, on January 1, 2004, the Company commenced operations in the beauty supply industry at both the wholesale and retail levels.

The Company sells cosmetic and beauty supplies to the general public and beauty salons in northern and central New Jersey.

Interim Financial Statement Presentation
----------------------------------------
The Company has a calendar reporting year of December 31, 2004 of which the balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2005, its results of operations for the nine and three months ended September 30, 2005 and 2004 and its cash flows for the nine months ended September 30, 2005 and 2004.

The statements of operations for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the nine months ended December 31, 2004.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                      NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

Earning (Loss) Per Share
------------------------
The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earning Per Share". Basic earnings per share is computed by diving income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants.

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

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                      NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005



2. MARKETABLE SECURITIES

The cost and fair value of marketable equity securities that are available-for-sale are as follows at September 30, 2005 and December 31, 2004:
                                               Sept 30,      Dec 31,
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
                                              ==========   ==========




The unrealized depreciation of marketable equity securities reported as accumulated other comprehensive income (loss) at September 30, 2005 and December 31, 2004 are as follows:
                                               Sept 30,      Dec 31,
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

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                      NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005


3. SALES

Wholesale sales consist of sales to beauty salons of merchandise for resale. Sales of merchandise to beauty salons for their own consumption and not for resale are considered retail sales. All sales to the general public are also considered retail sales.

Net sales are summarized as follows:

                                                 Nine Months Ended
                                                   September 30,
                                                 2005         2004
                                              ----------   ----------
  Retail                                      $   63,486   $   64,757
  Wholesale                                       36,751       54,656
                                              ----------   ----------
                                              $  100,237   $  119,413
                                              ==========   ==========


                                                Three Months Ended
                                                   September 30,
                                                 2005         2004
                                              ----------   ----------
  Retail                                      $   21,143   $   21,193
  Wholesale                                       12,831       13,044
                                              ----------   ----------
                                              $   33,974   $   34,237
                                              ==========   ==========



4. SUPPLIER CONCENTRATION

For the nine months ended September 30, 2005 and 2004, the Company purchased approximately 46% and 45%, respectively of its products from one supplier. Management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in merchandise and possible loss of sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Trends and Uncertainties. Demand for Creative NJ?s products will be dependent on, among other things, market acceptance of Creative NJ?s concept and general economic conditions, which are cyclical in nature. Inasmuch as all of Creative NJ?s activities are the receipt of revenues from the sales of its products, Creative NJ?s business operations may be adversely affected by Creative NJ?s competitors.

Capital and Source of Liquidity.

Creative NJ had cash and cash equivalents of $141,938 at September 30, 2005, a decrease of $71,403 from the cash and cash equivalents balance
of $213,341 at December 31, 2004.   Cash used in operating activities
totaled $71,403.   The primary reason for the decrease was the loss for
the period, offset slightly by the increase in accounts payable and accrued expenses.

For the nine months ended September 30, 2005, Creative NJ did not have
net cash flows from investing and financing activities.   For the nine
months ended September 30, 2004, Creative NJ made an investment in marketable securities of $5,000 and received additional paid in capital of $4,094.

Investments in Available-For-Sale Securities consisted of an investment in 200,000 common shares of Ram Venture Holdings Corp. (RAM), a publicly traded company listed on NASD Bulletin Board, at a cost of $200,000 and subscriptions for 100,000 shares of common stock of Proguard Acquisitions, Corp., a non-public company with a cost of $5,000.

At June 30, 2005, management determined that the Company's investment in RAM was worthless. A loss of $200,000 was recorded on the statement of operations as loss on marketable securities.

Results of Operations.

Creative NJ sells approximately 1,000 different products at varying mark ups ranging from 20 to 40 percent.

Nine Months Ended September 30, 2005 and 2004

For the nine months ended September 30, 2005, Creative NJ had net sales of $100,237 consisting of $63,486 retail and $36,751 wholesale. Cost of sales amounted to $78,686 resulting in gross profit of $21,551.

For the nine months ended September 30, 2005, Creative NJ had operating
expenses of $118,085.   Some of these expenses consisted of those
necessary to conduct our business.   We paid $52,639 for professional
fees necessary to become and remain a reporting company.

For the nine months ended September 30, 2004, Creative NJ had net sales of $119,413 consisting of $64,757 retail and $54,656 wholesale. Cost of sales amounted to $92,546 resulting in gross profit of $36,867.

For the nine months ended September 30, 2004, Creative NJ had operating
expenses of $87,118.   Some of these expenses consisted of those
necessary to conduct our business.   We paid $25,545 for professional
fees necessary to become a reporting company.

Three Months Ended September 30, 2005 and 2004

For the three months ended September 30, 2005, Creative NJ had net sales of $33,974 consisting of $21,143 retail and $12,831 wholesale. Cost of sales amounted to $26,670 resulting in gross profit of $7,304.

For the three months ended September 30, 2005, Creative NJ had
operating expenses of $40,731.   Some of these expenses consisted of
those necessary to conduct our business.   We paid $17,899 for
professional fees necessary to become and remain a reporting company.

For the three months ended September 30, 2004, Creative NJ had net sales of $34,237 consisting of $21,193 retail and $13,044 wholesale. Cost of sales amounted to $26,534 resulting in gross profit of $7,703.

For the three months ended September 30, 2004, Creative NJ had
operating expenses of $27,032.   Some of these expenses consisted of
those necessary to conduct our business.   We paid $6,280 for
professional fees necessary to become a reporting company.

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

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Carmine Catizone, the chief executive officer and Daniel Generelli, the chief financial officer of Creative NJ have made an evaluation of the disclosure controls and procedures relating to the financial statements of Creative NJ for the nine months ended September 30, 2005 and have judged such controls and procedures to be effective as of September 30, 2005(the evaluation date).

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

                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 10, 2005

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By: /s/ Carmine Catizone
---------------------------
Carmine Catizone, President and Director