Form 10KSB
period 2005-12-31
Creative Beauty Supply of New Jersey CORP
filed 2006-03-29
CIK 1290658

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[x] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:  December 31, 2005
OR
[ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ____          No  __x___

The Corporation's revenues for the year ended December 31, 2005 were
$136,104.   As of March 15, 2006, the market value of the Corporation's voting $.00l par value common stock held by non-affiliates of the Corporation was $0.00.

The number of shares outstanding of Corporation's only class of common stock, as of December 31, 2005 was 10,532,150 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No    x
     --------          --------

             PART I
ITEM 1.    BUSINESS

Creative Beauty Supply of New Jersey Corporation was incorporated in the State of New Jersey on October 1, 2003. It was formed pursuant to a resolution of the board of directors of Creative Beauty Supply Inc. (?CBS?), as a wholly owned subsidiary of that company, a publicly traded New Jersey corporation.

On January 1, 2004, the assets and liabilities of CBS were contributed at book value to Creative NJ, and CBS approved a spin-off of this subsidiary to its shareholders. The spin-off was approved in contemplation of a merger which occurred on March 19, 2004 between CBS and Global Digital Solutions, Inc., a Delaware corporation, upon approval by vote of the stockholders of CBS and Global Digital whereby the former shareholders of CBS became the owners of 100 percent of the common stock of Creative NJ. The common shares were transferred upon completion of the Form 10SB. CBS is the predecessor of Creative NJ. Pursuant to the requirements of Staff Legal Bulletin #4, the spin-off was completed in September 2005 with the satisfactory resolution of all SEC comments to the Form 10SB.

Pursuant to the terms of the spin-off arrangement, Global Digital provided its shareholders as of January 1, 2004, the record date, one share of Creative NJ for every share of Global Digital owned as of that date.

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

Products. Creative NJ's beauty and cosmetic products primarily consist of the following items: Shampoos, conditioners, mousse, setting/styling and spray gels, lotions, lipstick and nail products and hair sprays as well as such beauty and cosmetic related appliances as blow dryers, curling irons, mirrors, air diffusers and hair trimmers. Many of the aforesaid products (at least 80%) may be considered to be "national" brands bearing consumer recognition with respect to their respective names. Such consumer recognition of such "brand" names is considered by Creative NJ to be of assistance to it with respect to sale of such products since consumer recognition is advanced by national brand media advertising (at no cost to Creative NJ but to Creative NJ's benefit) when potential customers are already familiar with the product as a result of media advertising.

Suppliers. The above indicated products are purchased by Creative NJ from a number of unaffiliated suppliers and management of Creative NJ does not contemplate or anticipate any significant difficulties with its ability to purchase such products from its current suppliers and/or from replacement and/or additional suppliers if and when necessary or advisable. Creative NJ does not have any written or oral agreements with any of its suppliers. Creative NJ purchases approximately 50% to 60% of its products from New York City Beauty Supply. Management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in obtaining merchandise and possible loss of sales that could affect operating results.

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

Net sales are summarized as follows:

                                              Year ended December 31,
                                                 2005         2004
                                              ----------   ----------
     Retail                                   $   84,882   $   83,593
     Wholesale                                    51,222       71,973
                                              ----------   ----------
                                              $  136,104   $  155,566
                                              ==========   ==========

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

ITEM 2.  PROPERTIES.

The Company was obligated as assignee under an operating lease agreement with an unrelated party for the space occupied by its executive offices, store and warehouse facilities in Totowa, New Jersey. This lease which was the obligation of CGS was assigned to the Company on January 1, 2004. The lease expired on April 30, 2004, with a monthly rent of $1,300. This lease was renewed in April 2004 for a 35-month term expiring on April 30, 2007 requiring a monthly rent of $1,350.

Rent expense for the year ended December 31, 2005 and 2004 was $16,200 and $15,950, respectively.

The future lease payments at December 31, 2005 are as follows:

                                  Year ended December 31,
                                  -----------------------
     2006                               $   16,200
     2007                                    5,400
                                        ----------
       Total                            $   21,600
                                        ==========


ITEM 3.  LEGAL PROCEEDINGS.

The Company is not involved in any legal proceedings at this date.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of the fiscal year ended December 31, 2005, no matters were submitted to a vote of Creative Beauty Supply of New
Jersey Corporation security holders, through the solicitation of proxies.

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

Holders. As of December 31, 2005, the approximate number of record holders of Creative NJ were 113.

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

Capital and Source of Liquidity.

For the year ended December 31, 2005, Creative NJ had cash and cash equivalents of $358,420, an increase of $145,079 from the cash and cash equivalents balances of $213,341 at December 31, 2004.

Cash used in operating activities totaled $136,403. The primary reason for the decrease was to fund the loss for the year.

Investments in Available For Sale Securities consist of the following:

Subscriptions for 100,000 shares of common stock of Proguard
Acquisitions, Corp. (Proguard), a non-public company with a cost of $5,000.

An investment in 200,000 common shares of Ram Venture Holdings Corp.
(RAM), a publicly trading company listed on NASD Bulletin Board, at an original cost of $200,000. No relationship or affiliation has ever existed between Creative NJ and Ram or CBS and Ram. At June 30, 2005, management determined that the Company's investment was worthless. A loss of $200,000 was recorded.

On November 12, 2005, the Board of Directors authorized the issuance of 4,887,500 shares of common stock at $.04 per share to the brother of Creative NJ's President in exchange for 8,500 shares of common stock of Arena Resources, Inc., a publicly traded company on the American Stock Exchange, with a fair value of $23 per share ($195,500). The Company sold the shares and received, net of commissions on sale, $195,482.

For the year ended December 31, 2004, Creative NJ acquired the subscriptions for 100,000 shares of common stock of Proguard at a cost of $5,000.

In December 2005, Creative NJ issued 2,150,000 shares of common stock to its President for $86,000.

Results of Operations.

Creative NJ sells approximately 1,000 different products at varying mark ups ranging from 20 to 40 percent.

For the year ended December 31, 2005, Creative NJ had net sales of $136,104 and cost of sales of $98,563 resulting in gross profit of $37,541. Comparatively, for the year ended December 31, 2004, Creative NJ had net sales of $155,566 and cost of sales of $122,119 resulting in gross profit of $33,447. Sales have been declining due to the increased competition from other beauty supply stores and changes in customer preference in products.

For the year ended December 31, 2005, Creative NJ had operating expenses of $143,028. A majority of these expenses consisted of those necessary to conduct our business that have not materially decreased or increased from prior periods. We paid $52,284 for professional fees necessary to become and continue as a reporting company.

For the year ended December 31, 2004 Creative NJ had operating expenses of $118,915. A majority of these expenses consisted of those necessary to conduct our business that have not materially decreased or increased from prior periods. We paid $37,950 for professional fees necessary to become a reporting company.

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

Creative NJ classifies its investments in equity securities as available-for-sale and reports them at fair value. Realized gains and losses are recorded in earnings (loss) and changes in the unrealized gain or loss is excluded from earnings (loss) and reported as a component of other comprehensive income (loss).

Creative NJ's inventory consists of finished goods and is valued at lower of cost or market with cost being determined on the first-in, first-out (FIFO) method. Creative NJ also considers obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), ?Share-based Payment,? which replaced SFAB No.123, Accounting for Stock-based Compensation? (?SFAS No. 123?), and supersedes Accounting Principles Board Opinion No. 25, ?Accounting for Stock Issued to Employees? (?APB No. 25?). SFAS 123 (R) requires companies to recognize in their statement of income the grant-date fair value of stock options and other equity-based compensation issued to employees. This SFAS is effective for Creative NJ beginning January 1, 2006. Grant-date fair value will be determined using one of two acceptable valuation models. This Standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period; while compensation expense for liability-based awards (those usually settled in cash rather than stock) be re-measured to fair-value at each balance sheet date until the award is settled. The Standard also provides guidance as to the accounting treatment for income taxes related to such compensation cost, as well as transition issues related to adopting the new Standard. The adoption of SFAS No. 123 (R) had no impact on the Company?s results of operations for the year ended December 31, 2005.

In May 2005, the FASB issued FASB Statement No. 154, ?Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements? ("SFAS 154"). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.

The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company?s financial position or results of operations.

In March 2005, the Securities and Exchange Commission announced that the compliance date for non-accelerated filers pursuant to Section 404 of the Sarbanes-Oxley Act have been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2006. The Commission similarly has extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements. The Company will be required to comply with Section 404 of the Sarbanes-Oxley Act beginning on January 1, 2007.

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


ITEM 7. FINANCIAL STATEMENTS AND
        SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 16.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) On March 19, 2004, the board of directors of Creative NJ engaged the accounting firm of Samuel Klein and Company as principal accountants of Creative NJ for the period from inception through January 31, 2004. Creative NJ has not consulted Samuel Klein and Company during predecessor CBS?s two most recent fiscal years and the interim period for the quarter ended December 31, 2003.

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

ITEM 8A CONTROLS AND PROCEDURES

Controls and Procedures. Carmine Catizone, the chief executive officer and Daniel Generelli, the chief financial officer of Creative NJ have made an evaluation of the disclosure controls and procedures relating to the financial statements of Creative NJ for the year ended December 31, 2005 and have judged such controls and procedures to be effective as of December 31, 2005 (the evaluation date).

There have not been any significant changes in the internal controls of Creative NJ or other factors that could significantly affect internal controls relating to Creative NJ since the evaluation date.

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

Name                            Position Held        Term of Office
Carmine Catizone, age 55      President, Director   October 1, 2003
                                                       to present

Daniel Generelli, age 37      Secretary/Treasurer   October 1, 2003
                            Vice-President/Director    to present

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

ITEM 10.  EXECUTIVE COMPENSATION

To date, Creative NJ has not entered into employment agreements nor are any contemplated.

                   Annual Compensation                    Awards               Payouts
                ---------------------------        ----------------------      ----------
                                                    Other        Restricted  Securities
                                                    Annual          Stock    Underlying         LTIP       All Other
Name and Position   Year  Salary($)  Bonus($) Compensation($)  Awards(#)  Options/SARs(#)  Payouts($) Compensation($)
Carmine Catizone      2005  $30,000       ---         ---            ---         ---           ---           ---
   President          2004  $30,000      ---          ---            ---        ---             ---          ---

Daniel Generelli      2005   $2,260      ---          ---            ---        ---             ---          ---
  Secretary/Treasurer 2004   $1,540      ---          ---            ---        ---             ---          ---
Director

Board of Directors Compensation.   Members of the Board of Directors
may receive an amount yet to be determined annually for their participation and will be required to attend a minimum of four meetings per fiscal year. To date, Creative NJ has not paid any directors' fees or expenses.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

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

                   Shareholdings at February 28, 2006

                                                              Percentage of
                                Number & Class(1)              Outstanding
Name and Address                  of Shares                   Common Shares
Carmine Catizone(4)           Common   3,458,000(direct)           32.83%
10 1/2 Walker Avenue                      80,600(2)(indirect)        .77%
Morristown, NJ 07960

Daniel T. Generelli           Common      40,000                     .38%
24 Kansas Street
Hackensack, NJ 07601

All Directors & Officers      Common   3,498,000(direct)           33.21%
as a group (2 persons)                    80,600(indirect)           .77%

Pasquale Catizone(4)          Common   5,387,500(direct)           51.15%
266 Cedar Street                          10,000(3)(indirect)        .09%
Cedar Grove, NJ 07009


Ram Venture Holdings Corp.(5) Common     595,054                    5.65%
3040 E. Commercial Blvd.
Fort Lauderdale, FL 33308

Cede & Co.                    Common     607,446                    5.77%
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


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Spin-off from Predecessor.

On January 1, 2004, the assets and liabilities of CBS were contributed at book value which represented fair value at January 1, 2004, to Creative NJ, and CBS approved a spin-off of this subsidiary to its shareholders. The spin-off was approved in contemplation of a merger which occurred on March 19, 2004 between CBS and Global Digital Solutions, Inc., a Delaware corporation, upon approval by vote of the stockholders of CBS and Global Digital whereby the former shareholders of CBS became the owners of 100 percent of the common stock of Creative NJ. CBS is the predecessor of Creative NJ. Pursuant to the requirements of Staff Legal Bulletin #4, the spin-off was completed in September 2005 with the satisfactory resolution of all SEC comments to the Form 10SB.

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

On November 12, 2005, the board of directors authorized the issuance of 4,887,500 shares of common stock to Pasquale Catizone, the brother of the Corporation's president at $.04 per share in exchange for 8,500 shares of common stock of Arena Resources, Inc., with a fair value of $23 per share ($195,500). The Corporation sold the shares and received, net of commissions on sale, $195,482.

On December 3, 2005, the board of directors authorized the sale and issuance of 1,250,000 shares of common stock to Carmine Catizone, the Corporation's president at $.04 per share ($50,000). On December 20, 2005, the board of directors authorized the sale and issuance of 900,000 shares of common stock to the Corporation's president at $.04 per share ($36,000).

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     (A)    FINANCIAL STATEMENTS AND SCHEDULES


            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

                     INDEX TO FINANCIAL STATEMENTS


                                                              Page

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM               18

FINANCIAL STATEMENTS:
  Balance Sheet                                                19

  Statements of Operations and Comprehensive Loss              20

  Statements of Stockholders' Equity                           21

  Statements of Cash Flows                                     23

  Notes to Financial Statements                                25

           REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM


To the Board of Directors and Stockholders of Creative Beauty Supply of New Jersey Corporation

We have audited the accompanying balance sheet of Creative Beauty Supply of New Jersey Corporation as of December 31, 2005 and the related statements of operations and comprehensive loss, stockholders? equity and cash flows for the years ended December 31, 2005 and 2004. The financial statements are the responsibility of the Company?s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and the results of its operations and cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.



/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.


Saddle Brook, New Jersey
February 28, 2006

           CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                            BALANCE SHEET
                          DECEMBER 31, 2005


                               ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                $  358,420
  Marketable securities                                         5,000
  Accounts receivable                                           1,090
  Inventory                                                    60,299
  Prepaid expenses                                                570
                                                           ----------
    TOTAL CURRENT ASSETS                                      425,379

PROPERTY AND EQUIPMENT, net of accumulated depreciation         3,899
                                                           ----------
    TOTAL ASSETS                                           $  429,278
                                                           ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                 $   12,671
  Payroll taxes withheld and accrued                            3,031
  Accrued expenses                                             10,244
                                                           ----------
    TOTAL CURRENT LIABILITIES                                  25,946
                                                           ----------

COMMITMENT

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001, authorized 10,000,000
   shares, issued and outstanding -0- shares                        -
  Common stock, par value $.001, authorized 100,000,000
   shares, issued and outstanding 10,532,150 shares            10,532
  Additional paid-in-capital                                  776,109
  Accumulated deficit                                        (383,309)
  Accumulated other comprehensive loss                              -
                                                           ----------
    TOTAL STOCKHOLDERS' EQUITY                                403,332
                                                           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  429,278
                                                           ==========





The accompanying notes are an integral part of these financial statements

           CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                 2005         2004
                                              ----------   ----------
Net sales                                     $  136,104   $  155,566

Cost of Sales                                     98,563      122,119
                                              ----------   ----------
Gross Profit                                      37,541       33,447
                                              ----------   ----------

Operating Expenses
  Salaries - officers                             32,260       31,900
  Employee benefits                               14,545       11,467
  Professional fees                               52,284       37,950
  Rent                                            16,200       15,950
  Other general and administrative                27,739       21,648
                                              ----------   ----------
    Total Operating Expenses                     143,028      118,915
                                              ----------   ----------
Loss from operations                            (105,487)     (85,468)
                                              ----------   ----------

Other Income (Expense)
  Interest income                                  3,928        4,568
  Loss on  marketable securities                (200,018)           -
                                              ----------   ----------
    Total Other Income (Expense)                (196,090)       4,568
                                              ----------   ----------
Net Loss                                        (301,577)     (80,900)

Other Comprehensive Income (Loss), net of taxes:
  Reclassification adjustment for realized loss,
   net of income taxes of $-0- and $-0-          138,000            -
  Unrealized holding loss arising during the
   period, net of income taxes of $-0- and $-0-        -     (138,000)
                                              ----------   ----------
Total Comprehensive Loss                      $ (163,577)  $ (218,900)
                                              ==========   ==========
Earning (loss) per share:
  Basic and diluted net loss per common share $    (0.07)  $    (0.02)
                                              ==========   ==========
  Basic and diluted weighted average common
   shares outstanding                          4,273,794    3,494,650
                                              ==========   ==========

The accompanying notes are an integral part of these financial statements

           CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                  STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                      Common Stock
                                     $.001 Par Value       Additional
                                    Number                   Paid In
                                  of Shares     Amount       Capital
                                 ----------   ----------   ----------
Balance, December 31, 2003        3,494,650   $    3,495   $  248,505

Spin-off of net assets of parent
 company recorded as additional
 paid in capital                          -      249,046            -

Additional paid in capital
 contributed                              -            -        4,095

Unrealized loss on available for
sale securities, net of $-0-
income taxes                              -            -            -

Net loss for the year                     -            -            -
                                 ----------   ----------   ----------

Balance, December 31, 2004        3,494,650   $    3,495   $  501,646

Issuance of common stock
 for cash                         2,150,000        2,150       83,850

Issuance of common stock for
 marketable securities            4,887,500        4,887      190,613

Unrealized gain on available for
 sale securities, net of $-0-
 income taxes                             -            -            -

Net loss for the year                     -            -            -
                                 ----------   ----------   ----------
Balance, December 31, 2005       10,532,150   $   10,532   $  776,109
                                 ==========   ==========   ==========





The accompanying notes are an integral part of these financial statements

           CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
(CONTINUED)       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                               Accumulated
                                                  Other
                                Accumulated   Comprehensive
                                   Deficit        Loss       Total
                                 ----------     ----------   ----------
Balance, December 31, 2003       $     (832)   $         -   $  251,168

Spin-off of net assets of parent
 company recorded as additional
 paid in capital                          -              -      249,046

Additional paid in capital
 contributed                              -              -        4,095

Unrealized loss on available for
 sale securities, net of $-0-
 income taxes                             -       (138,000)    (138,000)

Net loss for the year               (80,900)             -      (80,900)
                                 ----------     ----------   ----------
Balance, December 31, 2004       $  (81,732)    $ (138,000)  $  285,409

Issuance of common stock
 for cash                                 -              -       86,000

Issuance of common stock for
 marketable securities                    -              -      195,500

Unrealized gain on available for
 sale securities, net of $-0-
 income taxes                             -        138,000      138,000

Net loss for the year              (301,577)             -     (301,577)
                                 ----------     ----------   ----------
Balance, December 31, 2005       $ (383,309)    $        -   $  403,332
                                 ==========     ==========   ==========





The accompanying notes are an integral part of these financial statements

           CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                       STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                 2005         2004
                                              ----------   ----------
Cash Flows from Operating Activities:
  Cash received from customers                $  136,381   $  155,655
  Cash paid to suppliers and employees          (276,712)    (198,295)
  Interest paid                                        -            -
  Income taxes paid                                    -            -
  Interest received                                3,928        4,568
                                              ----------   ----------
    Net cash used in operating activities       (136,403)     (38,072)
                                              ----------   ----------
Cash Flows from Investing Activities:
  Proceeds from sale of marketable securities    195,482            -
  Investment in marketable securities                  -       (5,000)
                                              ----------   ----------
    Net cash provided by (used in)
     investing activities                        195,482       (5,000)
                                              ----------   ----------
Cash Flows from Financing Activities:
  Cash received from issuance of common stock     86,000            -
  Additional paid in capital contributions
   received                                            -        4,095
  Cash received in spin-off                            -          100
                                              ----------   ----------
    Net cash provided by financing activities     86,000        4,195
                                              ----------   ----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                145,079      (38,877)
CASH AND CASH EQUIVALENTS-beginning of year      213,341      252,218
                                              ----------   ----------
CASH AND CASH EQUIVALENTS-end of year         $  358,420   $  213,341
                                              ==========   ==========

SCHEDULE OF NONCASH ACTIVITIES:
  Issuance of common stock for marketable
   securities                                 $  195,500   $  435,072
                                              ==========   ==========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS:
Net loss                                      $ (301,577)  $  (80,900)
Adjustments to reconcile net income to net
 cash used in operating activities:
  Depreciation                                     1,299        1,299
  Loss on marketable securities                  200,018            -
  Decrease (increase) in accounts receivable         277       (1,367)
  Increase in inventory                           (2,240)     (58,059)
  Decrease (increase) in prepaid expenses            169         (739)

  (Decrease) increase in accounts payable and
     accrued expenses                            (34,349)      59,245
  Net operating assets aquired in spin-off             -       42,449
                                              ----------   ----------
Net cash used in operating activities         $ (136,403)  $  (38,072)
                                              ==========   ==========


The accompanying notes are an integral part of these financial statements

           CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2005 AND 2004

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Creative Beauty Supply of New Jersey Corporation (the Company) was incorporated in the State of New Jersey on October 1, 2003. It was formed pursuant to a resolution of the Board of Directors of Creative Beauty Supply, Inc., (CBS) as a wholly owned subsidiary of that company, a publicly traded New Jersey Corporation. On January 1, 2004, the assets and liabilities of CBS were contributed at book value to the company, and this subsidiary was then spun-off by CBS to its shareholders. This spin-off was done in contemplation of a merger, which occurred on March 19, 2004 between CBS and Global Digital Solutions, Inc. (Global), a Delaware corporation whereby the former shareholders of CBS became the owners of 100 percent of the common stock of the Company.

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

Revenue Recognition

Net sales are recognized at the time products are shipped to customers. Over the counter sales are recorded at point of sale.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent. Cash equivalents consist of a money market account.

Investments in Available-For?Sale Securities

The Company considers its investments in equity securities as available-for-sale and has therefore reflected the investments at fair value in the accompanying financial statements. Realized gains and losses are recorded in income. Changes in unrealized gains or losses are excluded from income and reported as a component of other comprehensive loss in the stockholders? equity section of the balance sheet.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within thirty days from the invoice date or as specified by the invoice and are stated at the
amount billed to the customer.   Customer account balances with
invoices dated over ninety days or ninety days past the due date are considered delinquent.

Payments of accounts receivable are allocated to the specific invoices identified on the customer?s remittance advice, or if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management?s best estimate of the amount that will not be collected. Management individually reviews all accounts receivable balances that are considered delinquent and based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected. In addition, management periodically evaluates the adequacy of the allowance based on the Company?s past experience. Management considered accounts receivable at December 31, 2005 and 2004 to be fully collectible; accordingly, no allowance for doubtful accounts was provided for at December 31, 2005 and 2004.

Inventory

Inventory, consisting of finished goods, is valued at lower of cost or market with Cost being determined on the first-in, first-out (FIFO) method. The Company also considers obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets. The estimated useful life of the Company?s delivery van is 5 years. Depreciation is recorded on the straight-line method.

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

Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with Statement of Financial Standards No. 128 (?SFAS 128?), which requires the presentation on the face of the income statement ?basic? earnings per share and ?diluted? earnings per share. Basic earnings per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of outstanding common shares. The calculation of dilutive earnings per share is similar to basic earnings per share except the denominator includes dilutive common stock equivalents such as stock options and convertible debentures. There were no dilutive common stock equivalents for all periods presented.

Comprehensive Income (Loss)

The Company reports components of comprehensive income (loss) under the requirements of SFAS 130, ?Reporting Comprehensive Income?. SFAS 130 establishes rules for the reporting of comprehensive income or loss and its components which require that certain items be presented as separate components of stockholders? equity. In 2004, the Company?s other comprehensive income (loss) consisted of unrealized losses from available-for-sale marketable securities. In 2005, it consisted of the reclassification adjustment upon the realization of the loss on marketable securities.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), ?Share-based Payment,? which replaced SFAB No.123, Accounting for Stock-based Compensation? (?SFAS No. 123?), and supersedes Accounting Principles Board Opinion No. 25, ?Accounting for Stock Issued to Employees? (?APB No. 25?). SFAS 123 (R) requires companies to recognize in their statement of income the grant-date fair value of stock options and other equity-based compensation issued to employees. This SFAS is effective for the Company beginning January 1, 2006. Grant-date fair value will be determined using one of two acceptable valuation models. This Standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period; while compensation expense for liability-based awards (those usually settled in cash rather than stock) be re-measured to fair-value at each balance sheet date until the award is settled. The Standard also provides guidance as to the accounting treatment for income taxes related to such compensation cost, as well as transition issues related to adopting the new Standard. The adoption of SFAS No. 123 (R) had no impact on the Company?s results of operations for the year ended December 31, 2005.

In May 2005, the FASB issued FASB Statement No. 154, ?Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements? ("SFAS 154"). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.

The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company?s financial position or results of operations.

In March 2005, the Securities and Exchange Commission announced that the compliance date for non-accelerated filers pursuant to Section 404 of the Sarbanes-Oxley Act have been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2006. The Commission similarly has extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements. The Company will be required to comply with Section 404 of the Sarbanes-Oxley Act beginning on January 1, 2007.

Reclassifications

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.


2.  CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash balances with a major bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per depositor. At December 31, 2005, the Company?s uninsured cash balances approximated $ 254,600.

3.  SUPPLIER CONCENTRATION

For the years ended December 31, 2005 and 2004, the Company purchased approximately 60% and 50%, respectively, of its products from one supplier. Management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in merchandise and possible loss of sales, which could affect operating results.


4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures its financial assets and liabilities as required by SFAS No. 107 "Disclosures About Fair Value of Financial Instruments". Cash and cash equivalents, trade receivables, accounts payable and accrued expenses are carried at book value amounts which approximate fair value due to their short-term maturities. The investment in marketable equity securities is recorded at fair value.

5.  MARKETABLE SECURITIES

The cost and fair value of marketable equity securities that are available-for-sale at December 31, 2005 are as follows:

     Cost                                     $    5,000
     Gross unrealized gain (loss)                      -
                                              ----------
     Fair value                               $    5,000
                                              ==========

The unrealized appreciation (depreciation) of marketable equity securities reported as accumulated other comprehensive income (loss) was $-0- at December 31, 2005 and ($138,000) at December 31, 2004.

During 2005 and 2004, sales proceeds and realized gains and losses on securities classified as available-for-sale were:

                                                 2005         2004
                                              ----------   ----------
     Sales Proceeds                           $  195,482   $        -
                                              ==========   ==========
     Realized Losses                          $  200,018   $        -
                                              ==========   ==========

At June 30, 2005, management determined that the Company's investment in RAM Venture Holding Corp. was worthless. A loss of $200,000 was recorded.

The method used to determine the cost of securities sold was actual cost per share.

6.  PROPERTY AND EQUIPMENT

The components of property and equipment at December 31, 2005 are as follows:

     Delivery equipment                       $    6,497
     Less Accumulated depreciation                 2,598
                                              ----------
     Net book value                           $    3,899
                                              ==========

Depreciation expense amounted to $1,299 for each of the years ended December 31, 2005 and 2004, respectively.


7.  INCOME TAXES

The deferred income tax assets and liabilities at December 31, 2005 relate to temporary differences between the financial statement carrying amounts and their tax basis. Assets and liabilities that give rise to significant portions of the net deferred tax assets and liabilities relate to the following:

     Net operating loss carry forwards        $   69,000
     Capital loss carry forwards                  78,000
     Inventory valuation                           2,400
                                              ----------
                                                 149,400
     Valuation allowance                        (149,400)
                                              ----------
     Net income tax assets                    $        -
                                              ==========

A valuation allowance has been established equal to the full amount of the deferred tax assets as the Company is not assured at December 31, 2005 that it is more likely than not that these benefits will be realized.

The change in valuation allowance for the year ended December 31, 2005 was an increase of $79,135 due to increases in federal and state net operating loss carry forwards, capital loss carry forwards and inventory valuations net of decreases in unrealized holding losses.

At December 31, 2005, the Company has unused federal net operating loss carry forwards of approximately $178,000 expiring between 2023 and 2025 and unused New Jersey net operating loss carry forwards of approximately $176,000 expiring between 2012 and 2014.


8.  COMMON STOCK

On November 12, 2005, the Board of Directors authorized the issuance of 4,887,500 shares of common stock to the brother of the Company's
President at $.04 per share in exchange for 8,500 shares of common stock of Arena Resources, Inc., with a fair value of $23 per share ($195,500). The Company sold the shares and received, net of commissions on sale, $195,482.

On December 3, 2005, the Board of Directors authorized the sale and issuance of 1,250,000 shares of common stock to the Company's President at $.04 per share ($50,000). On December 20, 2005, the Board of
Directors authorized the sale and issuance of 900,000 shares of common stock to the Company's President at $.04 per share ($36,000).


9.  SALES

Wholesale sales consist of sales to beauty salons of merchandise for
resale.  Sales   of merchandise to beauty salons for their own
consumption, not for resale, are considered retail sales. All sales to the general public are also considered retail sales.

Net sales are summarized as follows:

                                              Year ended December 31,
                                                 2005         2004
                                              ----------   ----------
     Retail                                   $   84,882   $   83,593
     Wholesale                                    51,222       71,973
                                              ----------   ----------
                                              $  136,104   $  155,566
                                              ==========   ==========


10.  COMMITMENT

The Company was obligated as assignee under an operating lease agreement with an unrelated party for the space occupied by its executive offices, store and warehouse facilities in Totowa, New Jersey. This lease which was the obligation of CGS was assigned to the Company on January 1, 2004. The lease expired on April 30, 2004, with a monthly rent of $1,300. This lease was renewed in April 2004 for a 35-month term expiring on April 30, 2007 requiring a monthly rent of $1,350.

Rent expense for the year ended December 31, 2005 and 2004 was $16,200 and $15,950, respectively.

The future lease payments at December 31, 2005 are as follows:

                                  Year ended December 31,
                                  -----------------------
     2006                               $   16,200
     2007                                    5,400
                                        ----------
       Total                            $   21,600
                                        ==========

(b)    List of Exhibits

(2.1) Articles of Incorporation(1)
(2.2) Bylaws(1)
(3)   Form of Common Stock Certificate(1)
(6)  Renewed Lease Agreement(2)
(6.1)Agreement and Plan of Reorganization between Global Digital
Solutions and Creative Beauty Supply, Inc,(3)

(1) Incorporated by reference to Form 10SB, file number 0-50773 filed on May 21, 2004.
(2) Incorporated by reference to amendment 3 to Form 10SB, file number 0-50773 filed on June 15, 2005
(3) Incorporated by reference to Form 8-K filed March 8, 2004 by
Creative Beauty Supply, Inc.

The following exhibits are filed with this report:

  Exhibit 31 ? 302 certification
  Exhibit 32 - 906 certification


 (B)    REPORTS ON FORM 8-K
None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed for the fiscal year ended December 31, 2004 for professional services rendered by Samuel Klein and Company (Klein) for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year, were $10,230.

The aggregate fees billed for the fiscal year ended December 31, 2005 for professional services rendered by Rotenberg, Meril, Solomon, Bertiger & Guttilla, P.C. (RMSBG) for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year were $26,974.

Audit related fees. The aggregate fees billed for the fiscal year ended December 31, 2004 for assurance and related services by Klein that are reasonably related to the performance of the audit or review of the registrant's financial statements for the fiscal year were $6,375.

The aggregate fees billed for the fiscal year ended December 31, 2005 for assurance and related services by RMSBG that are reasonably related to the performance of the audit or review of the registrant's financial statements for that fiscal year were $0.

Tax Fees. We did not incur any aggregate tax fees and expenses from Klein or RMSBG for the 2005 and 2004 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Klein and RMSBG for the 2005 and 2004 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2005 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Rotenberg Meril Solomon Bertiger & Guttilla, P.C. solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    March 28, 2006

Creative Beauty Supply of New Jersey Corporation

/s/ Carmine Catizone
------------------------------
By: Carmine Catizone, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Creative Beauty Supply of New Jersey Corporation

Date:  March 28, 2006     /s/ Carmine Catizone
                            ---------------------
                            By: Carmine Catizone
                               President, Chief Executive Officer

       March 28, 2006        /s/Daniel Generelli
                           ----------------------
                           By: Daniel Generelli
                               Chief Financial Officer and
                                Controller