Form 10QSB
period 2006-03-31
Creative Beauty Supply of New Jersey CORP
filed 2006-05-10
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549

                     FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2006

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, March 31, 2006:

  Common Stock  -  10,532,150

                                  PART I
Item I ? FINANCIAL STATEMENTS

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                             BALANCE SHEETS

                                               MARCH 31,     DEC 31,
                                                 2006         2005
                                              ----------   ----------
                                              (UNAUDITED)   (AUDITED)
                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                   $  345,729   $  358,420
  Marketable securities                            5,000        5,000
  Accounts receivable                              1,908        1,090
  Inventory                                       56,305       60,299
  Prepaid expenses                                 1,685          570
                                              ----------   ----------
    TOTAL CURRENT ASSETS                         410,627      425,379

PROPERTY AND EQUIPMENT , net of accumulated
 depreciation                                      3,573        3,899
                                              ----------   ----------
TOTAL ASSETS                                  $  414,200   $  429,278
                                              ==========   ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                    $    9,596   $   12,671
  Accrued salaries                                 7,500            -
  Payroll taxes payable                              112        3,031
  Accrued expenses                                14,698       10,244
                                              ----------   ----------
    TOTAL CURRENT LIABILITIES                     31,906       25,946
                                              ----------   ----------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001, authorized
   10,000,000 shares, issued and outstanding
   -0- shares                                          -            -
  Common stock, par value $.001,  authorized
   100,000,000 shares, issued and outstanding
   10,532,150 shares                              10,532       10,532
  Additional paid-in-capital                     776,109      776,109
  Accumulated deficit                           (404,347)    (383,309)
                                              ----------   ----------
    TOTAL STOCKHOLDERS' EQUITY                   382,294      403,332
                                              ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  414,200   $  429,278
                                              ==========   ==========

The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
           FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                              (UNAUDITED)

                                                 2006         2005
                                              ----------   ----------
Net Sales                                     $   37,145   $   31,666

Cost of Sales                                     26,900       24,858
                                              ----------   ----------
Gross Profit                                      10,245        6,808
                                              ----------   ----------

Operating Expenses
  Salaries - officers                              7,950        7,880
  Employee benefits                                4,023        3,262
  Professional fees                               12,132       11,290
  Rent                                             4,050        4,050
  Other general and administrative                 5,719        6,384
                                              ----------   ----------
    Total Operating Expenses                      33,874       32,866
                                              ----------   ----------
Loss from operations                             (23,629)     (26,058)

Other Income
  Interest income                                  2,591          952
                                              ----------   ----------
Net Loss                                         (21,038)     (25,106)

Other Comprehensive Loss, net of taxes arising
 from unrealized loss on available for sale
 securities                                            -      (34,000)
                                              ----------   ----------
Total Comprehensive Loss                      $  (21,038)  $  (59,106)
                                              ==========   ==========

Earning (loss) per share:
  Basic and diluted net loss per common share $    (0.00)  $    (0.01)
                                              ==========   ==========
  Basic and diluted weighted average common
   shares outstanding                         10,532,150    3,494,650
                                              ==========   ==========





The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                        STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                              (UNAUDITED)

                                                 2006         2005
                                              ----------   ----------
Cash Flows from Operating Activities:
  Cash received from customers                $   36,327   $   31,753
  Cash paid to suppliers and employees           (51,609)     (51,861)
  Interest received                                2,591          952
  Income taxes paid                                    -            -
  Interest paid                                        -            -
                                              ----------   ----------
    Net cash used in operating activities        (12,691)     (19,156)
                                              ----------   ----------

Cash Flows from Investing Activities:                  -            -
                                              ----------   ----------
Cash Flows from Financing Activities:                  -            -
                                              ----------   ----------


NET DECREASE IN CASH AND CASH EQUIVALENTS        (12,691)     (19,156)

CASH AND CASH EQUIVALENTS-beginning of period    358,420      213,341
                                              ----------   ----------
CASH AND CASH EQUIVALENTS-end of period       $  345,729   $  194,185
                                              ==========   ==========


RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATIONS:

Net loss                                      $  (21,038)  $  (25,106)

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                       326          325
  (Increase) decrease in accounts receivable        (818)          87
  Decrease (increase) in inventory                 3,994       (3,982)
  (Increase) decrease in prepaid expenses         (1,115)         358
  Increase in accounts payable and
   accrued expenses                                5,960        9,162
                                              ----------   ----------
Net cash provided by operating activities     $  (12,691)  $  (19,156)
                                              ==========   ==========





The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2006


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------
Creative Beauty Supply of New Jersey Corporation (the "Company ") was incorporated in the State of New Jersey on October 1, 2003. It was formed pursuant to a resolution of the board of directors of Creative Beauty Supply, Inc., (CBS") as a wholly-owned subsidiary of that company, a publicly traded New Jersey corporation. On January 1, 2004, the assets and liabilities of CBS were contributed at book value to the Company, and this subsidiary was then spun-off by CBS to its stockholders. This spin-off was done in contemplation of a merger, which occurred on March 14, 2004 between CBS and Global Digital Solutions, Inc. (Global), a Delaware corporation, whereby the former stockholders of CBS became the owners of 100 percent of the common stock of the Company.

On January 1, 2004, the Company commenced operations in the beauty supply industry at both the wholesale and retail levels. The Company sells cosmetic and beauty supplies to the general public and beauty salons in northern and central New Jersey.

Interim Financial Statement Presentation
----------------------------------------
The Company has a calendar reporting year of December 31, 2005 of which the balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2006, its results of operations for the three months ended March 31, 2006 and 2005 and its cash flows for the three months ended March 31, 2006 and 2005.

The statements of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Inventory
---------
Inventory consists of finished goods. The Company, for interim reporting, calculates its inventory using the gross profit of the immediate previous calendar year.

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

Comprehensive Loss
------------------
The Company reports components of comprehensive loss under the requirements of SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes rules for the reporting of comprehensive income or loss and its components which require that certain items be presented as separate components of stockholders' equity. For the periods presented, the Company's other comprehensive loss consist solely of unrealized losses from marketable securities available for sale.


2.  MARKETABLE SECURITIES

The cost and fair value of marketable equity securities that are available-for-sale are as follows at March 31, 2006 and December 31, 2005:

                                               Mar. 31,      Dec. 31,
                                                 2006         2005
                                              ----------   ----------
                                              (Unaudited)   (Audited)
     Cost                                     $    5,000   $    5,000
     Gross unrealized loss                             -            -
                                              ----------   ----------
     Fair value                               $    5,000   $    5,000
                                              ==========   ==========

3.  SALES

Wholesale sales consist of sales to beauty salons of merchandise for resale. Sales of merchandise to beauty salons for their own consumption and not for resale are considered retail sales. All sales to the general public are also considered retail sales.

Net sales for the three months ended March 31, are summarized as follows:

                                                 2006         2005
                                              ----------   ----------
     Retail                                   $   19,151   $   20,938
     Wholesale                                    17,994       10,728
                                              ----------   ----------
                                              $   37,145   $   31,666
                                              ==========   ==========


4. SUPPLIER CONCENTRATION

For the three months ended March 31, 2006 and 2005, the Company purchased approximately 60% and 56%, respectively of its products from one supplier. Management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in merchandise and possible loss of sales which could affect operating results.

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

Capital and Source of Liquidity.

For the three months ended March 31, 2006, Creative NJ had cash and cash equivalents of $345,729, a decrease of $12,691 from the cash and cash equivalents balances of $358,420 at December 31, 2005.

For the three months ended March 31, 2006, cash used in operating activities totaled $12,691 compared to cash used in operating activities of $19,156 for the three months ended March 31, 2005. The primary reason for the decrease in both periods was to fund the losses generated during the respective periods.

Investments in Available For Sale Securities consist of the following:

Marketable securities consist of subscriptions for 100,000 shares of common stock of Proguard Acquisitions, Corp. (Proguard), a non-public company. The cost of the subscriptions totals $5,000.

Results of Operations.

Creative NJ sells approximately 1,000 different products at varying mark ups ranging from 20 to 40 percent.

For the three months ended March 31, 2006, Creative NJ had net sales of $37,145 and cost of sales of $26,900 resulting in a gross profit of $10,245. Comparatively, for the three months ended March 31, 2005, Creative NJ had net sales of $31,666 and cost of sales of $24,858 resulting in a gross profit of $6,808.

For the three months ended March 31, 2006 and 2005, Creative NJ had operating expenses of $33,874 and $32,866, respectively. A majority of these expenses consisted of those necessary to conduct our business that have not materially decreased or increased from prior periods. We incurred $12,132 in 2006 and $11,290 in 2005 for professional fees necessary to become and continue as a reporting company.

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

Creative NJ's inventory consists of finished goods.   For interim
reporting, Creative NJ calculates its inventory using the gross profit of the immediate previous calendar year.

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

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Carmine Catizone, the chief executive officer and Daniel Generelli, the chief financial officer of Creative NJ have made an evaluation of the disclosure controls and procedures relating to the financial statements of Creative NJ for the three months ended March 31, 2006 and have judged such controls and procedures to be effective as of March 31, 2006(the evaluation date).

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

Dated:  May 10, 2006

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By: /s/ Carmine Catizone
---------------------------
Carmine Catizone, President and Director