Form 10QSB
period 2006-06-30
Creative Beauty Supply of New Jersey CORP
filed 2006-08-08
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549

                     FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2006

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, June
30, 2006:

  Common Stock  -  10,532,150

                                  PART I
Item I ? FINANCIAL STATEMENTS


            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                             BALANCE SHEETS

                                               JUNE 30,      DEC 31,
                                                 2006         2005
                                              ----------   ----------
                                              (UNAUDITED)   (AUDITED)
                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                   $  328,536   $  358,420
  Marketable securities                            5,000        5,000
  Accounts receivable                              1,170        1,090
  Inventory                                       59,019       60,299
  Prepaid expenses                                 2,837          570
                                              ----------   ----------
    TOTAL CURRENT ASSETS                         396,562      425,379

PROPERTY AND EQUIPMENT , net of accumulated
 depreciation                                      3,249        3,899
                                              ----------   ----------
TOTAL ASSETS                                  $  399,811   $  429,278
                                              ==========   ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                    $   12,621   $   12,671
  Accrued salaries                                15,410            -
  Payroll taxes payable                                4        3,031
  Accrued expenses                                13,986       10,244
                                              ----------   ----------
    TOTAL CURRENT LIABILITIES                     42,021       25,946
                                              ----------   ----------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001,
   authorized 10,000,000 shares, issued and
   outstanding -0- shares                              -            -
  Common stock, par value $.001,
   authorized 100,000,000 shares, issued
    and outstanding 10,532,150 shares             10,532       10,532
  Additional paid-in-capital                     776,109      776,109
  Accumulated deficit                           (428,851)    (383,309)
                                              ----------   ----------
    TOTAL STOCKHOLDERS' EQUITY                   357,790      403,332
                                              ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  399,811   $  429,278
                                              ==========   ==========

The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                             (UNAUDITED)

                                    Three Months Ended        Six Months Ended
                                         June 30,                  June 30,
                                    2006         2005         2006         2005
                                 ----------   ----------   ----------   ----------
Net Sales                        $   32,978   $   34,597   $   70,123   $   66,263
Cost of Sales                        23,883       27,158       50,783       52,016
                                 ----------   ----------   ----------   ----------
Gross Profit                          9,095        7,439       19,340       14,247
                                 ----------   ----------   ----------   ----------

Operating Expenses
  Salaries - officers                 7,910        8,170       15,860       16,050
  Employee benefits                   4,024        3,236        8,047        6,498
  Professional fees                  14,182       23,450       26,314       34,740
  Rent                                4,050        4,050        8,100        8,100
  Other general and administrative    5,955        5,582       11,674       11,966
                                 ----------   ----------   ----------   ----------
    Total Operating Expenses         36,121       44,488       69,995       77,354
                                 ----------   ----------   ----------   ----------
Loss From Operations                (27,026)     (37,049)     (50,655)     (63,107)
                                 ----------   ----------   ----------   ----------
Other Income (Expense)
  Loss on marketable securities           -     (200,000)           -     (200,000)
  Interest income                     2,522          809        5,113        1,761
                                 ----------   ----------   ----------   ----------
    Total Other Income (Expense)      2,522     (199,191)       5,113     (198,239)
                                 ----------   ----------   ----------   ----------

Net Loss                            (24,504)    (236,240)     (45,542)    (261,346)
Other Comprehensive Income, net of taxes:
  Reclassification adjustment,
   net of income taxes of
   $-0- , $-0-, $-0- and $-0-             -      172,000            -      138,000
                                 ----------   ----------   ----------   ----------
Total Comprehensive Loss         $  (24,504)  $  (64,240)  $  (45,542)  $ (123,346)
                                 ==========   ==========   ==========   ==========
Earning (loss) per share:
  Basic and diluted net loss per
   common share                  $    (0.00)  $    (0.07)  $    (0.00)  $    (0.07)
                                 ==========   ==========   ==========   ==========
  Basic and diluted weighted average
   common shares outstanding     10,532,150    3,494,650   10,532,150    3,494,650
                                 ==========   ==========   ==========   ==========


The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                        STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                             (UNAUDITED)

                                                 2006         2005
                                              ----------   ----------
Cash Flows from Operating Activities:
  Cash received from customers                $   70,043   $   66,324
  Cash paid to suppliers and employees          (105,040)    (110,887)
  Interest received                                5,113        1,761
  Income taxes paid                                    -            -
  Interest paid                                        -            -
                                              ----------   ----------
    Net cash used in operating activities        (29,884)     (42,802)
                                              ----------   ----------

Cash Flows from Investing Activities                   -            -
                                              ----------   ----------

Cash Flows from Financing Activities:                  -            -
                                              ----------   ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS        (29,884)     (42,802)
                                              ----------   ----------

CASH AND CASH EQUIVALENTS-beginning of period    358,420      213,341
                                              ----------   ----------
CASH AND CASH EQUIVALENTS - end of period     $  328,536   $  170,539
                                              ==========   ==========


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS:

Net loss                                      $  (44,292)  $ (261,346)

Adjustments to reconcile net income to net
 cash used in operating activities:
  Depreciation                                       650          650
  Loss on marketable securities                        -      200,000
 (Increase) decrease in accounts receivable          (80)          61
  Decrease (increase) in inventory                 1,280       (1,654)
 (Increase) decrease in prepaid expenses          (2,267)          72
  Increase in accounts payable and accrued
   expenses                                       14,825       19,415
                                              ----------   ----------

Net cash used in operating activities         $  (29,884)  $  (42,802)
                                              ==========   ==========



The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                      NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2006


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

Interim Financial Statement Presentation
----------------------------------------
The Company has a calendar reporting year of December 31, 2005 of which the balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2006, its results of operations for the six months ended June 30, 2006 and 2005 and its cash flows for the six months ended June 30, 2006 and 2005.

The statements of operations for the six months ended June 30, 2006 and 2005 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2005.

Investments in Available-For-Sale Securities
--------------------------------------------
The Company considers its investments in equity securities as available-for-sale and has therefore reflected the investment at fair value in the accompanying financial statements. Realized gains and losses are recorded in earnings (loss). Changes in unrealized gains or losses are excluded from earnings (loss). Changes in unrealized gains or losses are excluded from earnings (loss) and reported as a component of other comprehensive income (loss) in the stockholders' equity section of the balance sheet.

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

Comprehensive Income
--------------------
The Company reports components of comprehensive income (loss) under the requirements of SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes rules for the reporting of comprehensive income or loss and its components which require that certain items be presented as separate components of stockholders' equity. For the periods presented, the Company's other comprehensive income consist solely of unrealized gains from marketable securities available for sale.


2. MARKETABLE SECURITIES

The cost and fair value of marketable equity securities that are available-for-sale are as follows at June 30, 2006 and December 31, 2005:

                                               June 30,      Dec 31,
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

Net sales are summarized as follows:

                                                  Six Months Ended
                                                      June 30,
                                                 2006         2005
                                              ----------   ----------
     Retail                                   $   38,580   $   42,381
     Wholesale                                    31,543       23,882
                                              ----------   ----------
                                              $   70,123   $   66,263
                                              ==========   ==========

                                                Three Months Ended
                                                      June 30,
                                                 2006         2005
                                              ----------   ----------
    Retail                                    $   19,428   $   21,443
    Wholesale                                     13,550       13,154
                                              ----------   ----------
                                              $   32,978   $   34,597
                                              ==========   ==========


4. SUPPLIER CONCENTRATION

For the six months ended June 30, 2006 and 2005, the Company purchased approximately 59 percent and 59 percent, respectively, of its products from one supplier. Management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in merchandise and possible loss of sales which could affect operating results.

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

Capital and Source of Liquidity.

At June 30, 2006, Creative NJ had cash and cash equivalents of $328,536, a decrease of $29,884 from the cash and cash equivalents balance of $358,420 at December 31, 2005.

For the six months ended June 30, 2006, cash used in operating activities totaled $29,884 compared to cash used in operating activities of $42,802 for the six months ended June 30, 2005. The primary reason for the decrease in both periods was to fund the losses generated during the respective periods.

Investments in Available For Sale Securities consist of the following:

Marketable securities consist of subscriptions for 100,000 shares of common stock of Proguard Acquisitions, Corp. (Proguard), a non-public company. The cost of the subscriptions totals $5,000.

Results of Operations.

Creative NJ sells approximately 1,000 different products at varying mark ups ranging from 20 to 40 percent.

For the three months ended June 30, 2006, Creative NJ had net sales of $32,978 and cost of sales of $23,883 resulting in a gross profit of $9,095. Comparatively, for the three months ended June 30, 2005, Creative NJ had net sales of $34,597 and cost of sales of $27,158 resulting in a gross profit of $7,439.

For the three months ended June 30, 2006 and 2005, Creative NJ had operating expenses of $36,121 and $44,488, respectively. A majority of these expenses consisted of those necessary to conduct our business that have not materially decreased or increased from prior periods. Professional fees necessary to become and continue as a reporting company decreased from $23,450 in 2005 to $14,182 in 2006.

For the six months ended June 30, 2006, Creative NJ had net sales of $70,123 and cost of sales of $50,783 resulting in a gross profit of $19,340. Comparatively, for the six months ended June 30, 2005, Creative NJ had net sales of $66,263 and cost of sales of $52,016 resulting in a gross profit of $14,247.

For the six months ended June 30, 2006 and 2005, Creative NJ had operating expenses of $69,995 and $77,354, respectively. A majority of these expenses consisted of those necessary to conduct our business that have not materially decreased or increased from prior periods. Professional fees necessary to become and continue as a reporting company decreased from $34,740 in 2005 to $26,314 in 2005.

At June 30, 2005, management determined that Creative NJ?s investment in RAM Venture Holding Corp. was worthless. A loss of $200,000 was recorded on the statement of operations as loss on marketable securities for the six and three months ended June 30, 2005.

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

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Carmine Catizone, the chief executive officer and Daniel Generelli, the chief financial officer of Creative NJ have made an evaluation of the disclosure controls and procedures relating to the financial statements of Creative NJ for the six months ended June 30, 2006 and have judged such controls and procedures to be effective as of June 30, 2006 (the evaluation date).

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

Dated:  August 8, 2006

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By: /s/ Carmine Catizone
---------------------------
Carmine Catizone, President and Director