Form 10QSB
period 2006-09-30
Creative Beauty Supply of New Jersey CORP
filed 2006-11-09
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549

                     FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2006

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

The number of outstanding shares of the registrant's common stock, September 30, 2006:

  Common Stock  -  10,532,150

                                  PART I
Item I ? FINANCIAL STATEMENTS

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
BALANCE SHEETS

                                                 SEPTEMBER 30,         DECEMBER 31,
                                                     2006                  2005
                                                 -------------         ------------
                                                  (UNAUDITED)             (AUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                      $    294,493         $    358,420
   Marketable securities                               100,000                5,000
   Accounts receivable                                   1,436                1,090
   Inventory                                            57,648               60,299
   Prepaid expenses                                      2,811                  570
                                                  ------------         ------------
   TOTAL CURRENT ASSETS                                456,388              425,379

PROPERTY AND EQUIPMENT	, net of accumulated
   Depreciation                                          2,924                3,899
                                                  ------------         ------------
TOTAL ASSETS                                      $    459,312         $    429,278
                                                  ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ? trade                       $     12,219         $     12,671
   Payroll taxes payable                                 4,012                3,031
   Accrued expenses                                     12,460               10,244
   Deferred taxes                                       39,425                    -
                                                  ------------         ------------
   TOTAL CURRENT LIABILITIES                            68,116               25,946
                                                  ------------         ------------
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001,
    authorized 10,000,000 shares, issued
      and outstanding -0- shares                             -                    -
   Common stock, par value $.001,
    authorized 100,000,000 shares, issued
     and outstanding 10,532,150 shares                  10,532               10,532
   Additional paid-in-capital                          776,108              776,109
   Accumulated deficit                                (451,019)            (383,309)
   Accumulated other comprehensive income               55,575                    -
                                                  ------------         ------------
   TOTAL STOCKHOLDERS' EQUITY                          391,196              403,332
                                                  ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    459,312         $    429,278
                                                  ============         ============

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

                                                      Three Months Ended September 30,
                                                      --------------------------------
                                                           2006              2005
                                                           ----              ----
Net Sales                                             $    31,945       $    33,974
Cost of Sales                                              23,135            26,670
                                                      -----------       -----------
Gross Profit                                                8,810             7,304
                                                      -----------       -----------

Operating Expenses
   Salaries ? officers                                      7,890             7,800
   Employee benefits                                        4,502             4,033
   Professional fees                                       11,123            17,899
   Rent                                                     4,050             4,050
   Other general and administrative                         6,419             6,949
                                                      -----------       -----------
   Total Operating Expenses                                33,984            40,731
                                                      -----------       -----------
Loss from operations                                      (25,174)          (33,427)
                                                      -----------       -----------
Other income (expense)
   Loss on marketable securities                                -                 -
   Interest income                                          3,006               784
                                                      -----------       -----------
   Total other income (expense)                             3,006               784
                                                      -----------       -----------
Net Loss                                                  (22,168)          (32,643)

Other Comprehensive Income, net of taxes:
   Reclassification adjustment, net of income
     taxes of $-0-, $-0-, &-0-, and $-0-.                       -                 -

   Unrealized gain on securities held for sale
     net of income taxes of $39,425, $-0-,
     $39,425 and $-0-                                      55,575                 -
                                                      -----------       -----------
Total Comprehensive Income (Loss)                     $    33,407       $   (32,643)
                                                      ===========      ============
Earning (loss) per share:
   Basic and diluted net loss per common share        $     (0.00)      $     (0.01)
                                                      ===========       ===========
   Basic and diluted weighted average common
     shares outstanding	                                10,532,150         3,494,650
                                                      ===========       ===========

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

                                                      Nine Months Ended September 30,
                                                      --------------------------------
                                                           2006              2005
                                                           ----              ----
Net Sales                                             $   102,068       $   100,237
Cost of Sales                                              73,918            78,686
                                                      -----------      ------------
Gross Profit                                               28,150            21,551
                                                      -----------      ------------
Operating Expenses
   Salaries ? officers                                     23,750            23,850
   Employee benefits                                       12,549            10,531
   Professional fees                                       37,437            52,639
   Rent                                                    12,150            12,150
   Other general and administrative                        18,093            18,915
                                                      -----------      ------------
   Total Operating Expenses                               103,979           118,085
                                                      -----------      ------------
Loss from operations                                      (75,829)          (96,534)
                                                      -----------      ------------
Other income (expense)
   Loss on marketable securities                                -          (200,000)
   Interest income                                          8,119             2,545
                                                      -----------       -----------
   Total other income (expense)                             8,119          (197,455)
                                                      -----------       -----------
Net Loss                                                  (67,710)         (293,989)

Other Comprehensive Income, net of taxes:
   Reclassification adjustment, net of income
     taxes of $-0-, $-0-, &-0-, and $-0-.                       -           138,000

   Unrealized gain on securities held for sale
     net of income taxes of $39,425, $-0-,
     $39,425 and $-0-                                      55,575                 -
                                                      -----------       -----------
Total Comprehensive Income (Loss)                     $   (12,135)      $  (155,989)
                                                      ===========      ============
Earning (loss) per share:
   Basic and diluted net loss per common share        $     (0.01)      $     (0.08)
                                                      ===========       ===========
   Basic and diluted weighted average common
     shares outstanding	                                10,532,150         3,494,650
                                                      ===========       ===========

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

                                                           2006            2005
                                                           ----            ----
Cash Flows from Operating Activities:
     Cash received from customers                      $   101,722     $   100,633
     Cash paid to suppliers and employees                 (173,768)       (174,581)
     Interest received                                       8,119           2,545
     Income taxes paid                                           -               -
     Interest paid                                               -               -
                                                       -----------     -----------
          Net cash used in operating activities            (63,927)        (71,403)
                                                       -----------     -----------
Cash Flows from Investing Activities:
     Investment in marketable securities                         -               -
                                                       -----------     -----------
Cash Flows from Financing Activities:                            -               -
                                                       -----------     -----------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                        (63,927)        (71,403)
CASH AND CASH EQUIVALENTS - beginning of period	            358,420         213,341
                                                       -----------     -----------
CASH AND CASH EQUIVALENTS - end of period              $   294,493     $   141,938
                                                       ===========     ===========

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATIONS:

Net loss                                               $   (67,710)    $  (293,989)
Adjustments to reconcile net loss to net
  cash used in operating activities:
        Depreciation                                           975             975
        Loss on marketable securities                            -         200,000
        (Increase) decrease in accounts receivable            (346)            396
        Decrease (increase) in inventory                     2,651          (1,027)
        (Increase) in prepaid expenses                      (2,241)         (2,512)
        Increase in accounts payable and
          accrued expenses                                   2,744          24,754
                                                        ----------     -----------
Net cash used in operating activities                   $  (63,927)    $   (71,403)
                                                        ==========     ===========

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Financial Statement Presentation

The Company has a calendar reporting year of December 31, 2005 of which the balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2006, its results of operations for the nine months ended September 30, 2006 and 2005 and its cash flows for the nine
months ended	 September 30, 2006 and 2005.

The statements of operations for the nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2005.

Investments in Available-For-Sale Securities

The Company considers its investments in equity securities as available-for-sale and has therefore reflected the investment at fair value in the accompanying financial statements. Realized gains and losses are recorded in earnings (loss). Changes in unrealized gains or losses are

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

excluded from earnings (loss) reported as a component of other comprehensive income (loss) in the stockholders' equity section of the balance sheet.

Inventory

Inventory consists of finished goods. The company, for interim reporting, calculates its inventory using the gross profit of the immediate previous calendar year.

Earning (Loss) Per Share

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earning Per Share". Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.
Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares
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

2. MARKETABLE SECURITIES

The cost and fair value of marketable equity securities that are available-for-sale are as follows at September 30, 2006 and December 31,
2005:
                                   September 30,     December 31,
                                        2006             2005
                                   -------------     ------------
                                    (Unaudited)       (Audited)

Cost                                 $    5,000       $    5,000
Gross unrealized gain                    95,000                -
                                     ----------       ----------
Fair value                           $  100,000       $    5,000
                                     ==========       ==========

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

The Company's marketable securities consist of subscriptions for 100,000 shares of common stock of Proguard Acquisition Corp., a company trading
on the Over The Counter Bulletin Board.   The Company has entered into
an agreement with an unrelated third party for the sale of these subscriptions at a price of $1.00 per share for a total of $100,000.

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

Net sales are summarized as follows:

                                                 Nine Months Ended
                                                   September 30,
                                                --------------------
                                                 2006         2005

Retail                                      $   58,264     $   63,486
Wholesale                                       43,804         36,751
                                           -----------    -----------
                                            $  102,068     $  100,237
                                           ===========    ===========

                                                Three Months Ended
                                                    September 30,
                                                ---------------------
                                                 2006          2005

Retail                                      $   19,684     $   21,143
Wholesale                                       12,261         12,831
                                            ----------     ----------
                                            $   31,945     $   33,974
                                            ==========     ==========

4. SUPPLIER CONCENTRATION

For the nine months ended September 30, 2006 and 2005, the Company purchased approximately 58% and 46%, respectively, of its products from one supplier. Management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in merchandise and possible loss of sales which could affect operating results.

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

Capital and Source of Liquidity.

Creative NJ had cash and cash equivalents of $294,493 at September 30, 2006, a decrease of $63,927 from the cash and cash equivalents balance of $358,420 at December 31, 2005. Cash used in operating activities totaled $63,927. The primary reason for the decrease was the loss for the period.

For the nine months ended September 30, 2006 and 2005, Creative NJ did not have net cash flows from investing and financing activities.

The Company's marketable securities consist of subscriptions for 100,000 shares of common stock of Proguard Acquisition Corp., a company trading
on the Over The Counter Bulletin Board.   The Company has entered into
an agreement with an unrelated third party for the sale of these subscriptions at a price of $1.00 per share for a total of $100,000.

Results of Operations.

Creative NJ sells approximately 1,000 different products at varying mark ups ranging from 20 to 40 percent.

Nine Months Ended September 30, 2006 and 2005

For the nine months ended September 30, 2006, Creative NJ had net sales of $102,068 consisting of $58,264 retail and $43,804 wholesale. Cost of sales amounted to $73,918 resulting in gross profit of $28,150.

For the nine months ended September 30, 2006, Creative NJ had operating expenses of $103,979. Some of these expenses consisted of those necessary to conduct our business. We paid $37,437 for professional fees necessary to become and remain a reporting company.

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

Three Months Ended September 30, 2006 and 2005

For the three months ended September 30, 2006, Creative NJ had net sales of $31,945 consisting of $19,684 retail and $12,261 wholesale. Cost of sales amounted to $23,135 resulting in gross profit of $8,810.

For the three months ended September 30, 2006, Creative NJ had operating expenses of $33,984. Some of these expenses consisted of those necessary to conduct our business. We paid $11,123 for professional fees necessary to become and remain a reporting company.

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

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Carmine Catizone, the chief executive officer and Daniel Generelli, the chief financial officer of Creative NJ have made an evaluation of the disclosure controls and procedures relating to the financial statements of Creative NJ for the nine months ended September 30, 2006 and have judged such controls and procedures to be effective as of September 30, 2006(the evaluation date).

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

Dated:  November 9, 2006

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By: /s/ Carmine Catizone
---------------------------
Carmine Catizone, President and Director