Form 10KSB/A
period 2005-12-31
Creative Beauty Supply of New Jersey CORP
filed 2006-12-05
CIK 1290658

AMENDMENT 1 to
FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[x] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:  December 31, 2005
OR
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

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No    x
     --------          --------

             PART I
ITEM 1.    BUSINESS

Creative Beauty Supply of New Jersey Corporation was incorporated in the State of New Jersey on October 1, 2003. It was formed pursuant to a resolution of the board of directors of Creative Beauty Supply Inc.
(CBS), as a wholly owned subsidiary of that company, a publicly traded New Jersey corporation.

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

Corporate Operations.  Creative NJ operates as a cosmetic and beauty
supply distributor at both the retail and wholesale levels.   Creative
NJ's various beauty and cosmetic products are purchased by it from a number of unaffiliated suppliers and manufacturers and thereafter sold on its premises to retail walk-in customers or directly to beauty salons.

Products. Creative NJ's beauty and cosmetic products primarily consist of the following items: Shampoos, conditioners, mousse, setting/styling and spray gels, lotions, lipstick and nail products and hair sprays as well as such beauty and cosmetic related appliances as blow dryers, curling irons, mirrors, air diffusers and hair trimmers. Many of the aforesaid products (at least 80%) may be considered to be national brands bearing consumer recognition with respect to their respective names. Such consumer recognition of such brand names is considered by Creative NJ to be of assistance to it with respect to sale of such products since consumer recognition is advanced by national brand media advertising (at no cost to Creative NJ but to Creative NJ's benefit) when potential customers are already familiar with the product as a result of media advertising.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), "Share-based Payment," which replaced SFAB No.123, Accounting for Stock-based Compensation" ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). SFAS 123 (R) requires companies to recognize in their statement of income the grant-date fair value of stock options and other equity-based compensation issued to employees. This SFAS is effective for Creative NJ beginning January 1, 2006. Grant-date fair value will be determined using one of two acceptable valuation models. This Standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period; while compensation expense for liability-based awards (those usually settled in cash rather than stock) be re-measured to fair-value at each balance sheet date until the award is settled. The Standard also provides guidance as to the accounting treatment for income taxes related to such compensation cost, as well as transition issues related to adopting the new Standard. The adoption of SFAS No. 123 (R) had no impact on the Company's results of operations for the year ended December 31, 2005.

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (SFAS 154). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.

The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

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

     For the period from inception through January 31, 2004 and the interim period through the date of resignation, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure and there were no reportable events with Samuel Klein and Company as described in Items 304 (a) of Regulation S-K, respectively.

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

           REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM


To the Board of Directors and Stockholders of Creative Beauty Supply of New Jersey Corporation

We have audited the accompanying balance sheet of Creative Beauty Supply of New Jersey Corporation as of December 31, 2005 and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.



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

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets. The estimated useful life of the Company's delivery van is 5 years. Depreciation is recorded on the straight-line method.

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

Comprehensive Income (Loss)

The Company reports components of comprehensive income (loss) under the requirements of SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes rules for the reporting of comprehensive income or loss and its components which require that certain items be presented as separate components of stockholders' equity. In 2004, the Company's other comprehensive income (loss) consisted of unrealized losses from available-for-sale marketable securities. In 2005, it consisted of the reclassification adjustment upon the realization of the loss on marketable securities.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), "Share-based Payment," which replaced SFAB No.123, Accounting for Stock-based Compensation" ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). SFAS 123 (R) requires companies to recognize in their statement of income the grant-date fair value of stock options and other equity-based compensation issued to employees. This SFAS is effective for the Company beginning January 1, 2006. Grant-date fair value will be determined using one of two acceptable valuation models. This Standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period; while compensation expense for liability-based awards (those usually settled in cash rather than stock) be re-measured to fair-value at each balance sheet date until the award is settled. The Standard also provides guidance as to the accounting treatment for income taxes related to such compensation cost, as well as transition issues related to adopting the new Standard. The adoption of SFAS No. 123 (R) had no impact on the Company's results of operations for the year ended December 31, 2005.

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("SFAS 154"). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.

The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

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


2.  CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash balances with a major bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per depositor. At December 31, 2005, the Company's uninsured cash balances approximated $ 254,600.

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

Date:    December 5, 2006

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

Creative Beauty Supply of New Jersey Corporation

Date:  December 5, 2006     /s/ Carmine Catizone
                            ---------------------
                            By: Carmine Catizone
                               President, Chief Executive Officer

       December 5, 2006        /s/Daniel Generelli
                           ----------------------
                           By: Daniel Generelli
                               Chief Financial Officer and
                                Controller