Form 10KSB
period 2006-12-31
Creative Beauty Supply of New Jersey CORP
filed 2007-03-14
CIK 1290658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-ksb

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended:  December 31, 2006
OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

Commission File Number      0-50773

Creative Beauty Supply of New Jersey Corporation
(Name of Small Business Issuer in its charter)

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

Check whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes    __x__          No  _____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[  x  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ____          No  __x___

The Company's revenues for the year ended December 31, 2006 were
$133,803.   As of February 28, 2007, the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $0.00.

The number of shares outstanding of Company's only class of common stock, as of December 31, 2006 was 10,532,150 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No    x
     --------          --------

             PART I
ITEM 1.    BUSINESS

Creative Beauty Supply of New Jersey Corporation (Creative NJ or the Company) was incorporated in the State of New Jersey on October 1, 2003. It was formed pursuant to a resolution of the board of directors of Creative Beauty Supply Inc. (CBS), as a wholly owned subsidiary of that company, a publicly traded New Jersey corporation.

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

Net sales are summarized as follows:

                                Year ended December 31,
                                   2006         2005
                                ----------   ----------
     Retail                     $   77,446   $   84,882
     Wholesale                      56,357       51,222
                                ----------   ----------
                                $  133,803   $  136,104
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

ITEM 2.  PROPERTIES.

The Company was obligated as assignee under an operating lease agreement with an unrelated party for the space occupied by its executive offices, store, and warehouse facilities in Totowa, New Jersey. This lease that was the obligation of CBS, was assigned to the Company on January 1, 2004. The lease expired on April 30, 2004, with a monthly rent of $1,300. This lease was renewed in April 2004 for a 35 month term expiring on April 30, 2007 requiring a monthly rent of $1,350.

Rent expense for each of the years ended December 31, 2006 and 2005 was $16,200.

The future lease payments at December 31, 2006 are $5,400.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not involved in any legal proceedings at this date.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of the fiscal year ended December 31, 2006, no matters were submitted to a vote of Creative Beauty Supply of New
Jersey Corporation security holders, through the solicitation of proxies.

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

Holders. As of December 31, 2006, the approximate number of record holders of Creative NJ were 113.

Dividends. Holders of Creative NJ's common stock are entitled to receive such dividends as may be declared by its board of directors after the spin-off has been completed. Creative NJ does not anticipate that it will declare any dividends. All profit will be used for continuing operations.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

Capital and Source of Liquidity.

At December 31, 2006, Creative NJ had cash and cash equivalents of $270,482, a decrease of $87,938 from the cash and cash equivalents balance of $358,420 at December 31, 2005. At December 31, 2005, Creative NJ had cash and cash equivalents of $358,420, an increase of $145,079 from the cash and cash equivalents balance of $213,341 at December 31, 2004.

Cash used in operating activities totaled $87,938 for the year ended December 31, 2006 compared to $136,403 for the year ended December 31, 2005. The primary reason for the decrease from year to year was due to a lower prior years' accounts payable being paid in 2006 versus 2005.

The Company's marketable securities consist of 100,000 shares of common stock of Proguard Acquisition Corp., a company trading on the Over The
Counter Bulletin Board.   The Company has entered into an agreement with
an unrelated third party for the sale of these shares at a price of $1.00 per share for a total of $100,000. The option agreement expired on November 4, 2006 but was extended to March 31, 2007.

In 2005, Creative NJ had an investment in 200,000 common shares of Ram Venture Holdings Corp. (RAM), a publicly trading company listed on NASD Bulletin Board, at an original cost of $200,000. No relationship or affiliation ever existed between Creative NJ and Ram or CBS and Ram.
At June 30, 2005, management determined that the Company's investment was worthless. A loss of $200,000 was recorded.

For the year ended December 31, 2006, Creative NJ did not have net cash flows from investing and financing activities. In 2005, Creative NJ had the following investing and financing activities:

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

For the year ended December 31, 2006, Creative NJ had net sales of $133,803 and cost of sales of $100,722 resulting in gross profit of $33,081. Comparatively, for the year ended December 31, 2005, Creative NJ had net sales of $136,104 and cost of sales of $98,563 resulting in gross profit of $37,541. Sales and gross profit declined in 2006 due to the increased competition from other beauty supply stores and changes in customer preference in products.

For the year ended December 31, 2006, Creative NJ had operating expenses of $136,464. A majority of these expenses consisted of those necessary to conduct our business that have not materially decreased or increased from prior periods. We incurred $46,475 for professional fees necessary to continue as a reporting company.

For the year ended December 31, 2005, Creative NJ had operating expenses of $143,028. A majority of these expenses consisted of those necessary to conduct our business that have not materially decreased or increased from prior periods. We incurred $52,284 for professional fees necessary to become and continue as a reporting company.

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

Revenue Recognition
Revenue is recognized when earned in accordance with applicable accounting standards. Net sales are recognized at the time products are shipped to customers. Over-the-counter sales are recorded at point of sale.

Receivables and Credit Policies

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within thirty (30) days from the invoice date or as specified by the invoice and are stated at the amount billed to the customer. Customer account balances with invoices dated over 90 days or 90 days past the due date are considered delinquent.

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

Investment in Available For Sale Securities
Creative NJ classifies its investments in equity securities as available-for-sale and reports them at fair value. Realized gains and losses are recorded in earnings (loss) and changes in the unrealized gain or loss is excluded from earnings (loss) and reported as a component of other comprehensive income (loss).

Inventory
Inventory, consisting of finished goods, is valued at lower of cost or market with cost being determined on the first-in, first-out (FIFO) method. Creative NJ also considers obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations" in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional assets retirement obligation if the fair value of the obligation can be reasonably estimated. This Interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 12, 2005. This guidance did not have a material effect on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement did not have a material effect on the Company's financial statements.

In July 2006, the FASB published FASB Interpretation No. 48 ("FIN No. 48"), "Accounting for Uncertainty in Income Taxes, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial accounting Standards ("SFAS" No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 will apply to fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company's financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No, 157 will be effective for the Company beginning January 1, 2008. Management is currently evaluating the effects SFAS No. 157 will have on the Company's financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB
108), to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB 108 will become effective for the Company in its fiscal year ending June 30, 2007. The Company is currently evaluating the impact of the provisions of SAB 108 on its consolidated financial statements.

In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plan", an amendment of FASB Statement No. 87, 88, 106, and 132 (R). SFAS No. 158 requires companies to recognize the over-funded or under-funded status of their defined benefit postretirement plans as an asset or liability and to recognize changes in that fund status in the year in which the change occur through comprehensive income. The Company has adopted SFAS No. 158 on December 31, 2006. The adoption of SFAS No. 158 does not to have a material effect on the Company's financial condition or results of operations.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 8A CONTROLS AND PROCEDURES

Controls and Procedures. Carmine Catizone, the chief executive officer and Daniel Generelli, the chief financial officer of Creative NJ have made an evaluation of the disclosure controls and procedures relating to the financial statements of Creative NJ for the year ended December 31, 2006 and have judged such controls and procedures to be effective as of December 31, 2006 (the evaluation date).

There have not been any significant changes in the internal controls of Creative NJ or other factors that could significantly affect internal controls relating to Creative NJ since the evaluation date.

ITEM 8B OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE; COMPLAINCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company's knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2006.

Code of Ethics Policy

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

We have no change in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.


ITEM 10.  EXECUTIVE COMPENSATION

To date, Creative NJ has not entered into employment agreements nor are any contemplated.

                   Annual Compensation                    Awards               Payouts
                ---------------------------        ----------------------      ----------
                                                    Other        Restricted  Securities
                                                    Annual          Stock    Underlying         LTIP       All Other
Name and Position   Year  Salary($)  Bonus($) Compensation($)  Awards(#)  Options/SARs(#)  Payouts($) Compensation($)
Carmine Catizone      2006  $30,000      ---         ---            ---         ---             ---          ---
   President          2005  $30,000      ---         ---            ---         ---             ---          ---
                      2004  $30,000      ---          ---            ---        ---             ---          ---

Daniel Generelli      2006   $2,030      ---          ---            ---        ---             ---          ---
  Secretary/Treasurer 2005   $2,260      ---          ---            ---        ---             ---          ---
                      2004   $1,540      ---          ---            ---        ---             ---          ---

Board of Directors Compensation

Members of the Board of Directors may receive an amount yet to be determined annually for their participation and will be required to attend a minimum of four meetings per fiscal year. To date, Creative NJ has not paid any directors' fees or expenses.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

                   Shareholdings at February 28, 2007

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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE.

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

On November 12, 2005, the board of directors authorized the issuance of 4,887,500 shares of common stock to Pasquale Catizone, the brother of the Company's president, at $.04 per share in exchange for 8,500 shares of common stock of Arena Resources, Inc., with a fair value of $23 per share ($195,500). The Company sold the shares and received, net of commissions on sale, $195,482.

On December 3, 2005, the board of directors authorized the sale and issuance of 1,250,000 shares of common stock to Carmine Catizone, the Company's president at $.04 per share ($50,000). On December 20, 2005, the board of directors authorized the sale and issuance of 900,000 shares of common stock to the Company's president at $.04 per share ($36,000).

Director Independence

The Company's Board of Directors consists of Carmine Catizone and Daniel Generelli. Neither of them is independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2006 there were no transactions with related persons other than as described in the section above entitled "Item 10. Executive Compensation.


ITEM 13.    EXHIBITS

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

The following exhibits are filed with this report:

  Exhibit 31 - 302 certification
  Exhibit 32 - 906 certification


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2006 and 2005 for professional services rendered by Rotenberg, Meril, Solomon, Bertiger & Guttilla, P.C. (RMSBG) for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years were $13,400 and $15,074.

Audit related fees. The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005 for assurance and related services by RMSBG that are reasonably related to the performance of the audit or review of the registrant's financial statements for that fiscal year were $0.

Tax Fees. We did not incur any aggregate tax fees and expenses from RMSBG for the 2006 and 2005 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from RMSBG for the 2006 and 2005 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2006 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using RMSBG solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    March 12, 2007

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

Creative Beauty Supply of New Jersey Corporation

Date:  March 12, 2007        /s/ Carmine Catizone
                            ---------------------
                            By: Carmine Catizone
                               President, Chief Executive Officer

       March 12, 2007        /s/Daniel Generelli
                           ----------------------
                           By: Daniel Generelli
                               Chief Financial Officer and
                                Controller

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

                     INDEX TO FINANCIAL STATEMENTS


                                                              Page

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM               21

FINANCIAL STATEMENTS:
  Balance Sheet                                                22

  Statements of Operations and Comprehensive Loss              23

  Statements of Stockholders' Equity                           24

  Statements of Cash Flows                                     26

  Notes to Financial Statements                                28

           REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM


To the Board of Directors and Stockholders of Creative Beauty Supply of New Jersey Corporation

We have audited the accompanying balance sheet of Creative Beauty Supply of New Jersey Corporation as of December 31, 2006 and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of its operations and cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.



/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.


Saddle Brook, New Jersey
March 12, 2007

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                             BALANCE SHEET
                           December 31, 2006

                                ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                $  270,482
  Marketable securities                                       100,000
  Accounts receivable                                           1,665
  Inventory                                                    56,830
  Prepaid expenses                                              2,731
                                                           ----------
    TOTAL CURRENT ASSETS                                      431,708

PROPERTY AND EQUIPMENT, net of accumulated depreciation         2,599
                                                           ----------
TOTAL ASSETS                                               $  434,307
                                                           ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                 $   10,916
  Payroll taxes payable                                           631
  Accrued expenses                                             16,686
                                                           ----------
    TOTAL CURRENT LIABILITIES                                  28,233
                                                           ----------
COMMITMENT

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001, authorized
   10,000,000 shares, issued and outstanding -0- shares             -
  Common stock, par value $.001, authorized
   100,000,000 shares, issued and outstanding
   10,532,150 shares                                           10,532
  Additional paid-in-capital                                  776,109
  Accumulated deficit                                        (475,567)
  Accumulated other comprehensive income                       95,000
                                                           ----------
    TOTAL STOCKHOLDERS' EQUITY                                406,074
                                                           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  434,307
                                                           ==========





The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
        STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
             FOR THE YEARS ENDED DECEMBER 31,2006 AND 2005


                                                 2006         2005
                                              ----------   ----------
Net Sales                                     $  133,803   $  136,104

Cost of Sales                                    100,722       98,563
                                              ----------   ----------
Gross Profit                                      33,081       37,541
                                              ----------   ----------
Operating Expenses
  Salaries - officers                             32,030       32,260
  Employee benefits                               17,051       14,545
  Professional fees                               46,475       52,284
  Rent                                            16,200       16,200
  Other general and administrative                24,708       27,739
                                              ----------   ----------
    Total Operating Expenses                     136,464      143,028
                                              ----------   ----------
Loss from operations                            (103,383)    (105,487)
                                              ----------   ----------

Other Income (Expense)
  Interest income                                 11,125        3,928
  Loss on marketable securities                        -     (200,018)
                                              ----------   ----------
    Total Other Income (Expense)                  11,125     (196,090)
                                              ----------   ----------
Net Loss                                         (92,258)    (301,577)

Other Comprehensive Income, net of taxes:
  Unrealized gain on securities held for sale
   net of income taxes of $-0- and $-0-           95,000            -
  Reclassification adjustment, net of income
   taxes of $-0- and $-0-                              -      138,000
                                              ----------   ----------
Total Comprehensive Income (Loss)             $    2,742   $ (163,577)
                                              ==========   ==========

Earning (loss) per share:
  Basic and diluted net loss per common share $    (0.01)  $    (0.07)
                                              ==========   ==========
  Basic and diluted weighted average common
   shares outstanding                         10,532,150    4,273,794
                                              ==========   ==========





The accompanying notes are an integral part of these financial statements

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                   STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                   Common Stock
                                                  $.001 Par Value
                                                  ---------------       Additional
                                                Number                    Paid In
                                               of Shares     Amount       Capital
                                              ----------   ----------   ----------
Balance, December 31, 2004                     3,494,650   $    3,495   $  501,646

Issuance of common stock for cash              2,150,000        2,150       83,850

Issuance of common stock for marketable
  securities                                   4,887,500        4,887      190,613

Reclassification adjustment for realized
  loss, net of taxes of $-0-                           -            -            -

Net loss for the year                                  -            -            -
                                              ----------   ----------   ----------
Balance, December 31, 2005                    10,532,150       10,532      776,109

Unrealized gain on available for sale
   securities, net of income taxes of $-0-             -            -            -

Net loss for the year                                  -            -            -
                                              ----------   ----------   ----------
Balance, December 31, 2006                    10,532,150   $   10,532   $  776,109
                                              ==========   ==========   ==========

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
CONTINUED          STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                          Accumulated
                                                             Other
                                             Accumulated  Comprehensive
                                                Deficit      Income        Total
                                              ----------   ----------   ----------
<s>                                           <c>          <c>          <<c>
Balance, December 31, 2004                    $  (81,732)  $ (138,000)  $  285,409

Issuance of common stock for cash                      -            -       86,000

Issuance of common stock for marketable
  securities                                           -            -      195,500

Reclassification adjustment for realized
  loss, net of taxes of $-0-                           -      138,000      138,000

Net loss for the year                           (301,577)           -     (301,577)
                                              ----------   ----------   ----------
Balance, December 31, 2005                      (383,309)           -      403,332

Unrealized gain on available for sale
  securities, net of income taxes of $-0-              -       95,000       95,000

Net loss for the year                            (92,258)           -      (92,258)
                                              ----------   ----------   ----------
Balance, December 31, 2006                    $ (475,567)  $   95,000   $  406,074
                                              ==========   ==========   ==========





The accompanying notes are an integral part of these financial statements

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                        STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                 2006         2005
                                              ----------   ----------
Cash Flows from Operating Activities:
  Cash received from customers                $  133,228   $  136,381
  Cash paid to suppliers and employees          (232,291)    (276,712)
  Interest paid                                        -            -
  Income taxes paid                                    -            -
  Interest received                               11,125        3,928
                                              ----------   ----------
     Net cash used in operating activities       (87,938)    (136,403)
                                              ----------   ----------

Cash Flows from Investing Activities:
  Proceeds from sale of marketable securities          -      195,482
                                              ----------   ----------
    Net cash provided by investing activities          -      195,482
                                              ----------   ----------

Cash Flows from Financing Activities:
  Cash received from issuance of common stock          -       86,000
                                              ----------   ----------
    Net cash provided by financing activities          -       86,000
                                              ----------   ----------

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                     (87,938)     145,079
CASH AND CASH EQUIVALENTS - beginning of year    358,420      213,341
                                              ----------   ----------
CASH AND CASH EQUIVALENTS - end of year       $  270,482   $  358,420
                                              ==========   ==========

SCHEDULE OF NONCASH ACTIVITIES:
  Issuance of common stock for marketable
   securities                                          -   $  195,500
                                              ==========   ==========

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATIONS:
Net loss                                      $  (92,258)  $ (301,577)

Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation                                     1,300        1,299
  Loss on marketable securities                        -      200,018
 (Increase) decrease in accounts receivable         (575)         277
  Decrease (increase) in inventory                 3,469       (2,240)
 (Increase) decrease in prepaid expenses          (2,161)         169
  Increase (decrease) in accounts payable and
   accrued expenses                                2,287      (34,349)
                                              ----------   ----------
Net cash used in operating activities         $  (87,938)  $ (136,403)
                                              ==========   ==========

The accompanying notes are an integral part of these financial statements

           CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2006 AND 2005


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:
Creative Beauty Supply of New Jersey Corporation (the "Company") was incorporated in the State of New Jersey on October 1, 2003. It was formed pursuant to a resolution of the Board of Directors of Creative Beauty Supply, Inc., ("CBS") as a wholly-owned subsidiary of that company, a publicly traded New Jersey Corporation. On January 1, 2004, the assets and liabilities of CBS were contributed at book value to the Company, and this subsidiary was then spun-off by CBS to its stockholders. This spin-off was done in contemplation of a merger which occurred on March 19, 2004 between CBS and Global Digital Solutions, Inc. ("Global"), a Delaware corporation whereby the former shareholders of CBS became the owners of 100 percent of the common stock of the Company.

On January 1, 2004, the Company commenced operations in the beauty supply industry at both the wholesale and retail levels. The Company sells cosmetic and beauty supplies to the general public and beauty salons in northern and central New Jersey.


ACCOUNTING ESTIMATES:
The preparation of financial statements in conformity with accounting principals generally accepted in the Unites States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.


REVENUE RECOGNITION:
Net sales are recognized at the time products are shipped to customers. Over the counter sales are recorded at point of sale.


CASH EQUIVALENTS:
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent. Cash equivalents consist of a money market account.


INVESTMENTS IN AVAILABLE FOR SALE SECURITIES:
The Company considers its investments in equity securities as available-for-sale and has therefore reflected the investments at fair value in the accompanying financial statements. Realized gains and losses are recorded in income. Changes in unrealized gains or losses are excluded from income and reported as a component of other comprehensive income (loss) in the stockholders' equity section of the balance sheet.


RECEIVABLES AND CREDIT POLICIES:
Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within thirty (30) days from the invoice date or as specified by the invoice and are stated at the amount billed to the customer. Customer account balances with invoices dated over 90 days or 90 days past the due date are considered delinquent.

Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice, or if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management individually reviews all accounts receivable balances that are considered delinquent and based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected. In addition, management periodically evaluates the adequacy of the allowance based on the Company's past experience. Management considered accounts receivable at December 31, 2006 to be fully collectible; accordingly, no allowance for doubtful accounts was provided for.


INVENTORY:
Inventory, consisting of finished goods, is valued at lower of cost or market with cost being determined on the first-in, first-out (FIFO) method. The Company also considers obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.


LONG-LIVED ASSETS:
The Company periodically evaluates the net realizable value of long lived assets, including property and equipment, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment in the carrying value of an asset is recognized whenever future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.


PROPERTY AND EQUIPMENT:
Property and equipment are recorded at cost. Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets. The estimated useful life of the Company's delivery van is 5 years. Depreciation is recorded on the straight-line method.

Maintenance, repairs and minor renewals are charged to earnings when they are incurred. When assets are retired or otherwise disposed of, the assets and related allowance for depreciation is eliminated from the account and any resulting gain or loss is reflected in income.


INCOME TAXES:
Deferred income taxes are provided on the liability method whereby deferred income tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred income tax liabilities are recognized for taxable temporary differences.

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


EARNINGS (LOSS) PER SHARE:
The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per share is computed by dividing the income
(loss) available to common stockholders by the weighted average number of outstanding common shares. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average of number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. There were no dilutive common stock equivalents for all periods presented.


COMPREHENSIVE INCOME (LOSS):
The Company reports components of comprehensive income (loss) under the requirements of SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes rules for the reporting of comprehensive income (loss) and its' components which require that certain items be presented as separate components of stockholders' equity. For the years presented, the Company's other comprehensive income (loss) consist solely of unrealized gains from marketable securities available for sale.

RECENT ACCOUNTING PRONOUCEMENTS:
The Financial Accounting Standards Board ("FASB") issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset retirement Obligations" in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional assets retirement obligation if the fair value of the obligation can be reasonably estimated. This Interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 12, 2005.
This guidance did not have a material effect on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement did not have a material effect on the Company's financial statements.

In July 2006, the FASB published FASB Interpretation No. 48 ("FIN No. 48"), "Accounting for Uncertainty in Income Taxes", to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards ("SFAS" No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 will apply to fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company's financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No, 157 will be effective for the Company beginning January 1, 2008. Management is currently evaluating the effects SFAS No. 157 will have on the Company's financial condition and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB
108), to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB 108 will become effective for the Company in its fiscal year ending June 30, 2007. The Company is currently evaluating the impact of the provisions of SAB 108 on its financial statements.

In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plan", an amendment of FASB Statement No. 87, 88, 106, and 132 (R). SFAS No. 158 requires companies to recognize the over-funded or under-funded status of their defined benefit postretirement plans as an asset or liability and to recognize changes in that fund status in the year in which the change occur through comprehensive income. The Company has adopted SFAS No.

158 on December 31, 2006. The adoption of SFAS No. 158 does not have a material effect on the Company's financial condition or results of operations.


2.  CONCENTRATIONS OF CREDIT RISK:
The Company sells its product to various customers primarily in Northern and Central New Jersey. The Company performs ongoing credit evaluations on its customers and generally does not require collateral.

The Company maintains its cash balances with a major bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per depositor. At December 31, 2006, the Company's uninsured cash balances approximated $178,700.


3.  SUPPLIER CONCENTRATION:
For the years ended December 31, 2006 and 2005, the Company purchased approximately 56 percent and 60 percent, respectively, of its products from one supplier. Management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in merchandise and possible loss of sales which could affect operating results.


4.  FAIR VALUE OF FINANCIAL INSTRUMENTS:
The Company measures its financial assets and liabilities as required by SFAS No. 107, "Disclosure About Fair Value of Financial
Instruments". Cash and cash equivalents, trade receivables, accounts payable and accrued expenses are carried at book value amounts which approximate fair value due to their short-term maturities.

The investment in marketable equity securities is recorded at fair value.


5.  MARKETABLE SECURITIES:
The cost and fair value of marketable equity securities that are available-for-sale at December 31, 2006 are as follows:

     Cost                                     $    5,000
     Gross unrealized gain                        95,000
                                              ----------
     Fair value                               $  100,000
                                              ==========

The Company's marketable securities consist of 100,000 shares of common stock of Proguard Acquisition Corp., a company trading on the Over The Counter Bulletin Board. The Company has entered into an option agreement with an unrelated third party for the sale of these shares at a price of $1.00 per share for a total of $100,000. The option agreement expired on November 4, 2006 but was extended to March 31, 2007.

The unrealized appreciation of marketable equity securities reported as accumulated other comprehensive income at December 31, 2006 and 2005 is as follows:

                                    2006         2005
                                 ----------   ----------
     Net unrealized gain (loss)  $   95,000   $        -
     Deferred income taxes                -            -
                                 ----------   ----------
                                 $   95,000   $        -
                                 ==========   ==========

During 2006 and 2005, sales proceeds and realized gains and losses on securities classified as available-for-sale were:

                                    2006         2005
                                 ----------   ----------
     Sales Proceeds              $        -   $  195,482
                                 ==========   ==========

     Realized Losses             $        -   $  200,018
                                 ==========   ==========

At June 30, 2005, management determined that the Company's investment in RAM Venture Holding Corp. was worthless. A loss of $200,000 was recorded.

The method used to determine the cost of securities sold was actual cost per share.


6.  PROPERTY AND EQUIPMENT:
The components of property and equipment at December 31, 2006 are as follows:

     Delivery equipment                       $    6,497
     Less Accumulated depreciation                 3,898
                                              ----------
     Net book value                           $    2,599
                                              ==========

Depreciation expense amounted to $1,300 and $1,299 for the years ended December 31, 2006 and 2005, respectively.


7.  INCOME TAXES:
The deferred income tax assets and liabilities at December 31, 2006 relate to temporary differences between the financial statement carrying amounts and their tax basis. Assets and liabilities that give rise to significant portions of the net deferred tax assets and liabilities relate to the following:

     Net operating loss carry forwards        $  103,800
     Capital loss carry forwards                  42,000
     Inventory valuation                           1,800
                                              ----------
                                              $  147,600
     Valuation allowance                        (147,600)
                                              ----------
     Net income tax assets                    $        -
                                              ==========

A valuation allowance has been established equal to the full amount of the deferred tax assets as the Company is not assured at December 31, 2006 that it is more likely than not that these benefits will be realized.

The change in valuation allowance for the year ended December 31, 2006 was a decrease of $1,400 due to increases in federal and state net operating loss carry forwards net of decreases in capital loss carry forwards and inventory valuations.

At December 31, 2006, the Company has unused federal net operating loss carry forwards of approximately $269,400 expiring between 2023 and 2026, unused New Jersey net operating loss carry forwards of approximately $267,400 expiring between 2012 and 2014 and capital loss carry forwards of $200,018 expiring in 2010.


8.  COMMON STOCK:
On November 12, 2005, the Board of Directors authorized the issuance of 4,887,500 shares of common stock to the brother of its president for $.04 per share ($195,500) in exchange for 8,500 shares of Arena
Resources, Inc. common stock with a fair value of $23 per share
($195,500). The Company, immediately upon receipt of the shares sold them and received, net of commissions on sale, $195,482.

On December 3, 2005, the Board of Directors authorized the sale and issuance of 1,250,000 shares of common stock to its president for $.04 per share ($50,000).

On December 20, 2005, the Board of Directors authorized the sale and issuance of 900,000 shares of common stock to its president for $.04 per share ($36,000).


9.  SALES:
Wholesale sales consist of sales to beauty salons of merchandise for
resale.  Sales   of merchandise to beauty salons for their own
consumption, not for resale, are considered retail sales. All sales to the general public are also considered retail sales.

Net sales are summarized as follows:

                                Year ended December 31,
                                   2006         2005
                                ----------   ----------
     Retail                     $   77,446   $   84,882
     Wholesale                      56,357       51,222
                                ----------   ----------
                                $  133,803   $  136,104
                                ==========   ==========


10.  COMMITMENT:
The Company was obligated as assignee under an operating lease agreement with an unrelated party for the space occupied by its executive offices, store, and warehouse facilities in Totowa, New Jersey. This lease which was the obligation of CBS, was assigned to the Company on January 1, 2004. The lease expired on April 30, 2004, with a monthly rent of $1,300. This lease was renewed in April 2004 for a 35 month term expiring on April 30, 2007 requiring a monthly rent of $1,350.

Rent expense for each of the years ended December 31, 2006 and 2005 was $16,200.

The future lease payments at December 31, 2006 are $5,400.