Form 10QSB
period 2007-03-31
Creative Beauty Supply of New Jersey CORP
filed 2007-05-15
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549

                     FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2007

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, May
14, 2007:

  Common Stock  -  10,532,150

                                  PART I
Item I - FINANCIAL STATEMENTS

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
BALANCE SHEETS

                                                   March 31,            December 31,
                                                     2007                  2006
                                                 -------------         ------------
                                                  (UNAUDITED)             (AUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                      $    282,145         $    270,482
   Marketable securities                                87,230              100,000
   Accounts receivable                                   1,195                1,665
   Inventory                                            55,880               56,830
   Prepaid expenses                                      2,922                2,731
                                                  ------------         ------------
   TOTAL CURRENT ASSETS                                429,372              431,708

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation                                          2,274                2,599
                                                  ------------         ------------
TOTAL ASSETS                                      $    431,646         $    434,307
                                                  ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                       $     30,505         $     10,916
   Payroll taxes withheld and accrued                       68                  631
   Accrued expenses                                     16,727               16,686
                                                  ------------         ------------
   TOTAL CURRENT LIABILITIES                            47,300               28,233
                                                  ------------         ------------
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001,
    authorized 10,000,000 shares, issued
      and outstanding -0- shares                             -                    -
   Common stock, par value $.001,
    authorized 100,000,000 shares, issued
     and outstanding 10,532,150 shares                  10,532               10,532
   Additional paid-in-capital                          776,109              776,109
   Accumulated deficit                                (485,163)            (475,567)
   Accumulated other comprehensive income               82,868               95,000
                                                  ------------         ------------
   TOTAL STOCKHOLDERS' EQUITY                          384,346              406,074
                                                  ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    431,646         $    434,307
                                                  ============         ============

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

                                                           2007              2006
                                                           ----              ----
Net Sales                                             $    28,366       $    37,145
Cost of Sales                                              21,331            26,900
                                                      -----------       -----------
Gross Profit                                                7,035            10,245
                                                      -----------       -----------

Operating Expenses
   Salaries - officers                                      8,220             7,950
   Employee benefits                                        4,502             4,023
   Professional fees                                       16,090            12,132
   Rent                                                     4,050             4,050
   Other general and administrative                         6,172             5,719
                                                      -----------       -----------
   Total Operating Expenses                                39,034            33,874
                                                      -----------       -----------
Loss from operations                                      (31,999)          (23,629)
                                                      -----------       -----------
Other income
   Interest income                                          3,041             2,591
   Gain on sale of marketable securities                   12,132                 -
   Miscellaneous income                                     7,230                 -
                                                      -----------       -----------
   Total other income                                      22,403             2,591
                                                      -----------       -----------
Net Loss                                                   (9,596)          (21,038)

Other comprehensive income, net of taxes:
   Reclassification adjustment                            (12,132)                -
                                                      -----------       -----------
Total comprehensive loss                              $   (21,728)      $   (21,038)
                                                      ===========      ============
Earning (loss) per share:
   Basic and diluted net loss per common share        $      0.00       $      0.00
                                                      ===========       ===========
   Basic and diluted weighted average common
     shares outstanding	                                10,532,150        10,532,150
                                                      ===========       ===========

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

                                                           2007            2006
                                                           ----            ----
Cash Flows from Operating Activities:
     Cash received from customers                      $    28,836     $    36,327
     Cash paid to suppliers and employees                  (40,214)        (51,609)
     Interest received                                       3,041           2,592
     Miscellaneous income                                    7,230               -
     Income taxes paid                                           -               -
     Interest paid                                               -               -
                                                       -----------     -----------
          Net cash used in operating activities             (1,107)        (12,691)
                                                       -----------     -----------
Cash Flows from Investing Activities:
     Proceeds from sale of marketable securities            12,770               -
                                                       -----------     -----------
Cash Flows from Financing Activities:                       12,770               -
                                                       -----------     -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                         11,663         (12,691)
CASH AND CASH EQUIVALENTS - beginning of period            270,482         358,420
                                                       -----------     -----------
CASH AND CASH EQUIVALENTS - end of period              $   282,145     $   345,729
                                                       ===========     ===========

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATIONS:

Net loss                                               $    (9,596)    $   (21,038)
Adjustments to reconcile net loss to net
  cash used in operating activities:
        Depreciation                                           325             326
        Gain on sale of marketable securities              (12,132)              -
        Decrease (increase) in accounts receivable             470            (818)
        Decrease in inventory                                  950           3,994
       (Increase) in prepaid expenses                         (191)         (1,115)
        Increase in accounts payable and
          accrued expenses                                  19,067           5,960
                                                        ----------     -----------
Net cash used in operating activities                   $   (1,107)    $   (12,691)
                                                        ==========     ===========

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Creative Beauty Supply of New Jersey Corporation (the "Company ") was incorporated in the State of New Jersey on October 1, 2003. It was formed pursuant to a resolution of the board of directors of Creative Beauty Supply, Inc., (CBS") as a wholly-owned subsidiary of that company, a publicly traded New Jersey corporation. On January 1, 2004, the assets and liabilities of CBS were contributed at book value to the Company, and this subsidiary was then spun-off by CBS to its stockholders, subject to the Company's current registration statement on Form 10-SB being declared effective. This spin-off was consummated in contemplation of a merger between CBS and Global Digital Solutions, Inc. (Global), a Delaware corporation. The merger occurred on March 19, 2004, whereby the former stockholders of CBS became the owners of 100 percent of the common stock of the Company.

On January 1, 2004, the Company commenced operations in the beauty supply industry at both the wholesale and retail levels. The Company sells cosmetic and beauty supplies to the general public and beauty salons in northern and central New Jersey.

Interim Financial Statement Presentation

The December 31, 2006 the balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2007, its results of operations for the three months ended March 31, 2007 and 2006 and its cash flows for the three months ended March 31, 2007 and 2006.

The statements of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

Revenue Recognition

Net sales are recognized at the time products are shipped to customers. Over-the-counter sales are recognized at point of sale.

Investments in Available-For-Sale Securities

The Company considers its investments in equity securities as available-for-sale and has therefore reflected the investment at fair value in the accompanying financial statements. Realized gains and losses are recorded in earnings (loss). Changes in unrealized gains or losses are excluded from earnings (loss) reported as a component of other comprehensive income (loss) in the stockholders' equity section of the balance sheet.

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

Recent pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 will be effective for the Company beginning January 1, 2008. Management is currently evaluating the effects SFAS 157 will have on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attributes. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management is currently evaluating the effects SFAS 159 will have on the Company's consolidated financial statements.


2. MARKETABLE SECURITIES

At December 31, 2006, the Company's marketable securities consisted of 100,000 shares of common stock of Proguard Acquisition Corp., ("Proguard"),a company trading on the Over The Counter Bulletin Board. The Company has entered into an agreement with an unrelated third party (the "Buyer") for the sale of these shares at a price of $1.00 per share. The agreement was part of an effort by the Buyer to acquire a total of 2,000,000 shares of Proguard from various stockholders including the Company (the "Selling Group"). As part of this effort, the Buyer put up $300,000 as a deposit to purchase the 2,000,000 shares. If the shares were not acquired, the deposit was forfeited and paid out to the Selling Group.

During the three months ended March 31, 2007, the Company sold 12,770 shares for a total of $12,770. During the quarter, it was also determined that the Buyer would buy no additional shares. As a result, the Company received a fee of $7,230, which is recorded as miscellaneous income in the statements of operations.

The cost and fair value of marketable equity securities that are available-for-sale are as follows:

                                     March 31,        December 31,
                                        2007             2006
                                   -------------     ------------
                                    (Unaudited)       (Audited)

Cost                                 $    4,362       $    5,000
Gross unrealized gain                    82,868           95,000
                                     ----------       ----------
Fair value                           $   87,230       $  100,000
                                     ==========       ==========

Marketable equity securities sold are as follows:

                                          Three Months Ended
                                                March 31,
                                          ------------------
                                        2007             2006
                                   -------------     ------------
Selling price                        $   12,770       $        -
Cost                                        638                -
                                     ----------       ----------
Net gain                             $   12,132       $        -
                                     ==========       ==========

3. SALES

Wholesale sales consist of sales to beauty salons of merchandise for
resale.  Sales of 	merchandise to beauty salons for their own
consumption and not for resale are considered retail sales. All sales to the general public are also considered retail sales.

Net sales are summarized as follows:

                                                 Three Months Ended
                                                      March 31,
                                                --------------------
                                                 2007         2006
                                                ------       ------
Retail                                      $   17,497     $   19,151
Wholesale                                       10,869         17,994
                                            ----------     ----------
                                            $   28,366     $   37,145
                                            ==========     ==========

4. SUPPLIER CONCENTRATION

For the three months ended March 31, 2007 and 2006, the Company purchased approximately 55% and 60%, respectively, of its products from one supplier. Management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in merchandise and possible loss of sales which could affect operating results.

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

Capital and Source of Liquidity.

Creative NJ had cash and cash equivalents of $282,145 at March 31, 2007, an increase of $11,663 from the cash and cash equivalents balance of $270,482 at December 31, 2006. Cash used in operating activities totaled $1,107. The primary reason for the decrease was the loss for the period net of increases in accounts payable and accrued expenses.

At December 31, 2006, the Company's marketable securities consisted of 100,000 shares of common stock of Proguard Acquisition Corp., ("Proguard"),a company trading on the Over The Counter Bulletin Board. The Company has entered into an agreement with an unrelated third party (the "Buyer") for the sale of these shares at a price of $1.00 per share. The agreement was part of an effort by the Buyer to acquire a total of 2,000,000 shares of Proguard from various stockholders including the Company (the "Selling Group"). As part of this effort, the Buyer put up $300,000 as a deposit to purchase the 2,000,000 shares. If the shares were not acquired, the deposit was forfeited and paid out to the Selling Group.

During the three months ended March 31, 2007, the Company sold 12,770 shares for a total of $12,770. During the quarter, it was also determined that the Buyer would buy no additional shares. As a result, the Company received a fee of $7,230, which is recorded as miscellaneous income in the statements of operations.

Results of Operations.

Creative NJ sells approximately 1,000 different products at varying mark ups ranging from 20 to 40 percent.

Three Months Ended March 31, 2007 compared to March 31, 2006

For the three months ended March 31, 2007, Creative NJ had net sales of $28,366 consisting of $17,497 retail and $10,869 wholesale. Cost of sales amounted to $21,331 resulting in gross profit of $7,035.

For the three months ended March 31, 2007, Creative NJ had operating expenses of $39,034. A majority of these expenses consisted of those necessary to conduct our business. We incurred $16,090 for professional fees necessary to remain a reporting company.

For the three months ended March 31, 2006, Creative NJ had net sales of $37,145 consisting of $19,151 retail and $17,994 wholesale. Cost of sales amounted to $26,900 resulting in gross profit of $10,245.

For the three months ended March 31, 2006, Creative NJ had operating
expenses of $33,874.   A majority of these expenses consisted of those
necessary to conduct our business.   We incurred $12,132 for
professional fees necessary to become and remain a reporting company.

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

Net sales are recognized at the time products are shipped to customers. Over-the-counter sales are recognized at point of sale.

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


Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Carmine Catizone, the chief executive officer and Daniel Generelli, the chief financial officer of Creative NJ have made an evaluation of the disclosure controls and procedures relating to the financial statements of Creative NJ for the three months ended March 31, 2007 and have judged such controls and procedures to be effective as of March 31, 2007 (the evaluation date).

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

Dated:  May 15, 2007

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By: /s/ Carmine Catizone
---------------------------
Carmine Catizone, President and Director