Form 10QSB
period 2007-06-30
Creative Beauty Supply of New Jersey CORP
filed 2007-08-14
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549

                     FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2007

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, July
27, 2007:

  Common Stock  -  10,532,150

CREATIVE BEAUTY OF NEW JERSEY CORPORATION

TABLE OF CONTENTS


PART I                                                            PAGE
                                                                  ----

ITEM 1.  Financial Statements

Balance Sheets -June 30, 2007 (Unaudited) and
December 31, 2006                                                   3

Statements of Operations and Comprehensive Loss
  for the three and six months ended June 30, 2007
  and 2006 (Unaudited)                                              4

Statements of Cash Flows for the six months ended
  June 30, 2007 and 2006 (Unaudited)                                5


Notes to Financial Statements (Unaudited)                           6


ITEM 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                      10

ITEM 3. Controls and Procedures                                    13

PART II

ITEM 1.  Legal Proceedings                                         14

ITEM 2.  Changes in Securities                                     14

ITEM 3.  Defaults upon Senior Securities                           14

ITEM 4.  Submission of Matters to a Vote of Security Holders       14

ITEM 5.  Other Information                                         14

ITEM 6.  Exhibits                                                  14

PART I

Item 1 - Financial Statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
BALANCE SHEETS

                                                   June 30,          December 31,
                                                     2007                2006
                                                 -------------       ------------
                                                  (UNAUDITED)           (AUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                      $    255,535       $    270,482
   Marketable securities                                26,000            100,000
   Accounts receivable                                   1,379              1,665
   Inventory                                            57,004             56,830
   Prepaid expenses                                      2,637              2,731
                                                  ------------       ------------
   TOTAL CURRENT ASSETS                                342,555            431,708

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation                                          1,949              2,599
                                                  ------------       ------------
TOTAL ASSETS                                      $    344,504       $    434,307
                                                  ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                       $     11,129       $     10,916
   Payroll taxes withheld and accrued                      271                631
   Accrued expenses                                     28,054             16,686
                                                  ------------       ------------
   TOTAL CURRENT LIABILITIES                            39,454             28,233
                                                  ------------       ------------
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001,
    authorized 10,000,000 shares, issued
      and outstanding -0- shares                             -                  -
   Common stock, par value $.001,
    authorized 100,000,000 shares, issued
     and outstanding 10,532,150 shares                  10,532             10,532
   Additional paid-in-capital                          776,109            776,109
   Accumulated deficit                                (503,229)          (475,567)
   Accumulated other comprehensive income               21,638             95,000
                                                  ------------       ------------
   TOTAL STOCKHOLDERS' EQUITY                          305,050            406,074
                                                  ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    344,504       $    434,307
                                                  ============       ============

The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                             (UNAUDITED)

                                    Three Months Ended        Six Months Ended
                                         June 30,                  June 30,
                                    2007         2006         2007         2006
                                 ----------   ----------   ----------   ----------
Net Sales                        $   29,069   $   32,978   $   57,435   $   70,123
Cost of Sales                        21,906       23,883       43,237       50,783
                                 ----------   ----------   ----------   ----------
Gross Profit                          7,163        9,095        14,198      19,340
                                 ----------   ----------   ----------   ----------

Operating Expenses
  Salaries - officers                 7,870        7,910       16,090       15,860
  Employee benefits                   4,502        4,024        9,004        8,047
  Professional fees                   9,927       14,182       26,017        26,314
  Rent                                4,050        4,050        8,100        8,100
  Other general and administrative    5,777        5,955        11,949       11,674
                                 ----------   ----------   ----------   ----------
    Total Operating Expenses         32,126       36,121       71,160       69,995
                                 ----------   ----------   ----------   ----------
Loss From Operations                (24,963)     (27,026)     (56,962)     (50,655)
                                 ----------   ----------   ----------   ----------
Other Income
  Gain on marketable securities           -            -       12,132            -
  Interest income                     2,897        2,522        5,938        5,113
  Miscellaneous Income                4,000            -       11,230            -
                                 ----------   ----------   ----------   ----------
    Total Other Income                6,897        2,522       29,300        5,113
                                 ----------   ----------   ----------   ----------

Net Loss                            (18,066)     (24,504)     (27,662)     (45,542)
Other Comprehensive Income,
  net of taxes:
  Unrealized loss on
    Marketable Securities           (61,230)           -      (73,362)           -
                                 ----------   ----------   ----------   ----------
Total Comprehensive Loss         $  (79,296)  $  (24,504)  $ (101,024)  $  (45,542)
                                 ==========   ==========   ==========   ==========
Earning (loss) per share:
  Basic and diluted net loss per
   common share                  $        -   $        -   $        -   $        -
                                 ==========   ==========   ==========   ==========
  Basic and diluted weighted average
   common shares outstanding     10,532,150   10,532,150   10,532,150   10,532,150
                                 ==========   ==========   ==========   ==========


The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

                                                           2007            2006
                                                           ----            ----
Cash Flows from Operating Activities:
     Cash received from customers                      $    57,721     $    70,043
     Cash paid to suppliers and employees                 (102,606)       (105,040)
     Interest received                                       5,938           5,113
     Miscellaneous income                                   11,230               -
                                                       -----------     -----------
          Net cash used in operating activities            (27,717)        (29,884)
                                                       -----------     -----------
Cash Flows from Investing Activities:
     Proceeds from sale of marketable securities            12,770               -
                                                       -----------     -----------
Cash Flows from Financing Activities:                       12,770               -
                                                       -----------     -----------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                        (14,947)        (29,884)
CASH AND CASH EQUIVALENTS - beginning of period            270,482         358,420
                                                       -----------     -----------
CASH AND CASH EQUIVALENTS - end of period              $   255,535     $   328,536
                                                       ===========     ===========

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATIONS:

Net loss                                               $   (27,662)    $   (45,542)
Adjustments to reconcile net loss to net
  cash used in operating activities:
        Depreciation                                           650             650
        Gain on sale of marketable securities              (12,132)              -
        Increase (decrease) in accounts receivable             286             (80)
        Decrease (increase) in inventory                      (174)          1,280
       (Increase) decrease in prepaid expenses                  94          (2,267)
        Increase in accounts payable and
          accrued expenses                                  11,221          16,075
                                                        ----------     -----------
Net cash used in operating activities                   $  (27,717)    $   (29,884)
                                                        ==========     ===========

The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007

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

Interim Financial Statement Presentation

The December 31, 2006 the balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2007, its results of operations for the six months ended June 30, 2007 and 2006 and its cash flows for the six months ended June 30, 2007 and 2006.

The statements of operations for the three months and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results for the full year.

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

During the six months ended June 30, 2007, the Company sold 12,770 shares for a total of $12,770. During the quarter, it was also determined that the Buyer would buy no additional shares. As a result, the Company received a fee of $11,230, which is recorded as miscellaneous income in the statements of operations.

The cost and fair value of marketable equity securities that are available-for-sale are as follows:

                                     June 30,        December 31,
                                        2007             2006
                                   -------------     ------------
                                    (Unaudited)       (Audited)

Cost                                 $    4,362       $    5,000
Gross unrealized gain                    21,638           95,000
                                     ----------       ----------
Fair value                           $   26,000       $  100,000
                                     ==========       ==========

Marketable equity securities sold are as follows:

                                           Six Months Ended
                                               June 30,
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

Net sales are summarized as follows:

                                                  Six Months Ended
                                                     June 30,
                                                --------------------
                                                 2007         2006
                                                ------       ------
Retail                                      $   35,810     $   38,580
Wholesale                                       21,625         31,543
                                            ----------     ----------
                                            $   57,435     $   70,123
                                            ==========     ==========

4. SUPPLIER CONCENTRATION

For the six months ended June 30, 2007 and 2006, the Company purchased approximately 56% and 59%, respectively, of its products from one supplier. Management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in merchandise and possible loss of sales which could affect operating results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Trends and Uncertainties

Demand for Creative NJ's products will be dependent on, among other things, market acceptance of Creative NJ's concept and general economic conditions, which are cyclical in nature. Inasmuch as all of Creative NJ's activities are the receipt of revenues from the sales of its products, Creative NJ's business operations may be adversely affected by Creative NJ's competitors.

Capital and Source of Liquidity

Creative NJ had cash and cash equivalents of $255,535 at June 30, 2007, a decrease of $14,947 from the cash and cash equivalents balance of $270,482 at December 31, 2006. Cash used in operating activities totaled $27,717. The primary reason for the decrease was the loss for the period net of increases in accounts payable and accrued expenses.

At December 31, 2006, Creative NJ's marketable securities consisted of 100,000 shares of common stock of Proguard Acquisition Corp., ("Proguard"),a company trading on the Over The Counter Bulletin Board. The Company has entered into an agreement with an unrelated third party (the "Buyer") for the sale of these shares at a price of $1.00 per share. The agreement was part of an effort by the Buyer to acquire a total of 2,000,000 shares of Proguard from various stockholders including Creative NJ (the "Selling Group"). As part of this effort, the Buyer put up $300,000 as a deposit to purchase the 2,000,000 shares. If the shares were not acquired, the deposit was forfeited and paid out to the Selling Group.

During the six months ended June 30, 2007, Creative NJ sold 12,770 shares for a total of $12,770. During the quarter ended March 31, 2007, it was also determined that the Buyer would buy no additional shares.
As a result, the Company received a fee of $11,230, which is recorded as miscellaneous income in the statements of operations.

Results of Operations

Creative NJ sells approximately 1,000 different products at varying mark ups ranging from 20 to 40 percent.

Three Months Ended June 30, 2007 compared to June 30, 2006

For the three months ended June 30, 2007, Creative NJ had net sales of $29,069 consisting of $18,313 retail and $10,756 wholesale. Cost of sales amounted to $21,906 resulting in gross profit of $7,163.

For the three months ended June 30, 2007, Creative NJ had operating expenses of $32,126. A majority of these expenses consisted of those necessary to conduct our business. We incurred $9,927 for professional fees necessary to remain a reporting company.

For the three months ended June 30, 2006, Creative NJ had net sales of $32,978 consisting of $19,429 retail and $13,549 wholesale. Cost of sales amounted to $23,883 resulting in gross profit of $9,095.

For the three months ended June 30, 2006, Creative NJ had operating expenses of $36,121. A majority of these expenses consisted of those necessary to conduct our business. We incurred $14,182 for professional fees necessary to become and remain a reporting company.

Six Months Ended June 30, 2007 compared to June 30, 2006

For the six months ended June 30, 2007, Creative NJ had net sales of $57,435 consisting of $35,810 retail and $21,625 wholesale. Cost of sales amounted to $43,237 resulting in gross profit of $14,198.

For the six months ended June 30, 2007, Creative NJ had operating expenses of $71,160. A majority of these expenses consisted of those necessary to conduct our business. We incurred $26,017 for professional fees necessary to remain a reporting company.

For the six months ended June 30, 2006, Creative NJ had net sales of $70,123 consisting of $38,580 retail and $31,543 wholesale. Cost of sales amounted to $50,783 resulting in gross profit of $19,340.

For the six months ended June 30, 2006, Creative NJ had operating expenses of $69,995. A majority of these expenses consisted of those necessary to conduct our business. We incurred $26,314 for professional fees necessary to become and remain a reporting company.

Plan of Operation

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

Item 3.  Controls and Procedures.

During the six months ended June 30, 2007 there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e)under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

Evaluation of Disclosure Controls and Procedures

Carmine Catizone, the Chief Executive Officer and Daniel Generelli, the Chief Financial Officer of the Corporation have made an evaluation of the disclosure controls and procedures relating to the report on Form 10QSB for the six months ended June 30, 2007 as filed with the Securities and Exchange Commission and have concluded such controls and procedures to be effective as of June 30, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security
  Holders.

Not applicable.

Item 5. Other Information

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

Dated:  August 14, 2007

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By: /s/ Carmine Catizone
---------------------------
Carmine Catizone, President and Director