Form 10QSB
period 2007-09-30
Creative Beauty Supply of New Jersey CORP
filed 2007-11-13
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2007

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

Yes  [  ]      No [ x ]

Transitional Small Business Disclosure Format (Check one):

Yes  [  ]      No [ x ]

The number of outstanding shares of the registrant's common stock, October 31, 2007:

  Common Stock  -  10,532,150

CREATIVE BEAUTY OF NEW JERSEY CORPORATION

TABLE OF CONTENTS


PART I                                                            PAGE
                                                                  ----

ITEM 1.  Financial Statements

Balance Sheets -September 30, 2007 (Unaudited) and
December 31, 2006                                                   3

Statements of Operations and Comprehensive Income (Loss)
  for the three and nine months ended September 30, 2007
  and 2006 (Unaudited)                                              4

Statements of Cash Flows for the nine months ended
  September 30, 2007 and 2006 (Unaudited)                           5

Notes to Financial Statements (Unaudited)                           6


ITEM 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                      10

ITEM 3. Controls and Procedures                                    13

PART II

ITEM 1.  Legal Proceedings                                         14

ITEM 2.  Changes in Securities                                     14

ITEM 3.  Defaults upon Senior Securities                           14

ITEM 4.  Submission of Matters to a Vote of Security Holders       14

ITEM 5.  Other Information                                         14

ITEM 6.  Exhibits                                                  14

PART I

Item 1 - Financial Statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
BALANCE SHEETS

                                                September 30,        December 31,
                                                     2007                2006
                                                 -------------       ------------
                                                  (UNAUDITED)           (AUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                      $    256,305       $    270,482
   Marketable securities                                     -            100,000
   Accounts receivable                                   1,628              1,665
   Inventory                                            53,077             56,830
   Prepaid expenses                                        974              2,731
                                                  ------------       ------------
   TOTAL CURRENT ASSETS                                311,984            431,708

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation                                          1,624              2,599
                                                  ------------       ------------
TOTAL ASSETS                                      $    313,608       $    434,307
                                                  ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                       $     14,562       $     10,916
   Payroll taxes withheld and accrued                      925                631
   Accrued expenses                                     25,581             16,686
                                                  ------------       ------------
   TOTAL CURRENT LIABILITIES                            41,068             28,233
                                                  ------------       ------------
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001,
    authorized 10,000,000 shares, issued
      and outstanding -0- shares                             -                  -
   Common stock, par value $.001,
    authorized 100,000,000 shares, issued
     and outstanding 10,532,150 shares                  10,532             10,532
   Additional paid-in-capital                          776,109            776,109
   Accumulated deficit                                (514,101)          (475,567)
   Accumulated other comprehensive income                    -             95,000
                                                  ------------       ------------
   TOTAL STOCKHOLDERS' EQUITY                          272,540            406,074
                                                  ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    313,608       $    434,307
                                                  ============       ============

The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                             (UNAUDITED)

                                    Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                    2007         2006         2007         2006
                                 ----------   ----------   ----------   ----------
Net Sales                        $   30,538   $   31,945   $   87,971   $  102,068
Cost of Sales                        22,987       23,135       66,224       73,918
                                 ----------   ----------   ----------   ----------
Gross Profit                          7,549        8,810       21,747       28,150
                                 ----------   ----------   ----------   ----------

Operating Expenses
  Salaries - officers                 7,650        7,890       23,740       23,750
  Employee benefits                   4,700        4,502       13,704       12,549
  Professional fees                  11,690       11,123       37,707       37,437
  Rent                                4,050        4,050       12,150       12,150
  Other general and administrative    5,490        6,419       17,439       18,093
                                 ----------   ----------   ----------   ----------
    Total Operating Expenses         33,580       33,984      104,740      103,979
                                 ----------   ----------   ----------   ----------
Loss From Operations                (26,031)     (25,174)     (82,993)     (75,829)
                                 ----------   ----------   ----------   ----------
Other Income
  Interest income                     2,171        3,006        8,109        8,119
  Gain on marketable securities           -            -       25,120            -
  Miscellaneous Income               12,988            -       11,230            -
                                 ----------   ----------   ----------   ----------
    Total Other Income               15,159        3,006       44,459        8,119
                                 ----------   ----------   ----------   ----------

Net Loss                            (10,872)     (22,168)     (38,534)     (67,710)
Other Comprehensive Income,
  net of taxes:
  Unrealized loss on
    Marketable Securities                 -       55,575            -       55,575
  Reclassification Adjustment        (8,650)           -      (69,880)           -
                                 ----------   ----------   ----------   ----------
Total Comprehensive Loss         $  (19,522)  $  33,407    $ (108,414)  $  (12,135)
                                 ==========   ==========   ==========   ==========
Earning (loss) per share:
  Basic and diluted net loss per
   common share                  $        -   $        -   $        -   $    (0.01)
                                 ==========   ==========   ==========   ==========
  Basic and diluted weighted average
   common shares outstanding     10,532,150   10,532,150   10,532,150   10,532,150
                                 ==========   ==========   ==========   ==========


The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

                                                           2007            2006
                                                           ----            ----
Cash Flows from Operating Activities:
     Cash received from customers                      $    88,008     $   101,722
     Cash paid to suppliers and employees                 (151,644)       (173,768)
     Interest received                                       8,109           8,119
     Miscellaneous income                                   11,230               -
     Income taxes paid                                           -               -
     Interest paid                                               -               -
                                                       -----------     -----------
          Net cash used in operating activities            (44,297)        (63,927)
                                                       -----------     -----------
Cash Flows from Investing Activities:
     Proceeds from sale of marketable securities            30,120               -
                                                       -----------     -----------
Cash Flows from Financing Activities:                            -               -
                                                       -----------     -----------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                        (14,177)        (63,927)
CASH AND CASH EQUIVALENTS - beginning of period            270,482         358,420
                                                       -----------     -----------
CASH AND CASH EQUIVALENTS - end of period              $   256,305     $   294,493
                                                       ===========     ===========

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATIONS:

Net loss                                               $   (38,534)    $   (67,710)
Adjustments to reconcile net loss to net
  cash used in operating activities:
        Depreciation                                           975             975
        Gain on sale of marketable securities              (25,120)              -
        Increase (decrease) in accounts receivable              37            (346)
        Decrease in inventory                                3,753           2,651
       (Increase) decrease in prepaid expenses               1,757          (2,241)
        Increase in accounts payable and
          accrued expenses                                  12,835           2,744
                                                        ----------     -----------
Net cash used in operating activities                   $  (44,297)    $   (63,927)
                                                        ==========     ===========

The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007

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

Interim Financial Statement Presentation

The December 31, 2006 the balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2007, its results of operations for the nine months ended September 30, 2007 and 2006 and its cash flows for the nine months ended September 30, 2007 and 2006.

The statements of operations for the three months and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results for the full year.

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

During the six months ended June 30, 2007, the Company sold 12,770 shares for a total of $12,770. The Buyer did not purchase the balance of the Company's shares. As a result, the Company received a fee of $11,230, which is recorded as miscellaneous income in the statements of operations.

The cost and fair value of marketable equity securities that are available-for-sale are as follows:

                                  September 30,        December 31,
                                        2007             2006
                                   -------------     ------------
                                    (Unaudited)       (Audited)

Cost                                 $        -       $    5,000
Gross unrealized gain                         -           95,000
                                     ----------       ----------
Fair value                           $        -       $  100,000
                                     ==========       ==========

Marketable equity securities sold are as follows:

                                           Nine Months Ended
                                            September 30,
                                          ------------------
                                        2007             2006
                                   -------------     ------------
Selling price                        $   30,120       $        -
Cost                                      5,000                -
                                     ----------       ----------
Net gain                             $   25,120       $        -
                                     ==========       ==========

                                          Three Months Ended
                                            September 30,
                                          ------------------
                                        2007             2006
                                   -------------     ------------
Selling price                        $   17,350       $        -
Cost                                      4,352                -
                                     ----------       ----------
Net gain                             $   12,998       $        -
                                     ==========       ==========

The method used to determine the cost of securities sold was actual cost.

3. SALES

Wholesale sales consist of sales to beauty salons of merchandise for
resale.  Sales of 	merchandise to beauty salons for their own
consumption and not for resale are considered retail sales. All sales to the general public are also considered retail sales.

Net sales are summarized as follows:

                                                  Nine Months Ended
                                                   September 30,
                                                --------------------
                                                 2007         2006
                                                ------       ------
Retail                                      $   53,988     $   58,247
Wholesale                                       33,983         43,821
                                            ----------     ----------
                                            $   87,971     $   102,068
                                            ==========     ==========

                                                 Three Months Ended
                                                    September 30,
                                                --------------------
                                                 2007         2006
                                                ------       ------
Retail                                      $   18,178     $   19,667

Wholesale                                       12,358         12,278
                                            ----------     ----------
                                            $   30,536     $   31,945
                                            ==========     ==========

4. SUPPLIER CONCENTRATION

For the nine months ended September 30, 2007 and 2006, the Company purchased approximately 74% and 58%, respectively, of its products from one supplier. Management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in merchandise and possible loss of sales which could affect operating results.

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

Capital and Source of Liquidity

Creative NJ had cash and cash equivalents of $256,305 at September 30, 2007, a decrease of $38,188 from the cash and cash equivalents balance of $270,482 at December 31, 2006. Cash used in operating activities totaled $44,297. The primary reason for the decrease was the loss for the period net of increases in accounts payable and accrued expenses.

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

During the three months ended September 30, 2007, Creative NJ sold the remaining 87,230 common shares for $17,350 ($0.20 per common share).

Results of Operations

Creative NJ sells approximately 1,000 different products at varying mark ups ranging from 20 to 40 percent.

Three Months Ended September 30, 2007 compared to September 30, 2006

For the three months ended September 30, 2007, Creative NJ had net sales of $30,536 consisting of $18,178 retail and $12,358 wholesale. Cost of sales amounted to $22,987 resulting in gross profit of $7,549.

For the three months ended September 30, 2007, Creative NJ had operating expenses of $33,580. A majority of these expenses consisted of those necessary to conduct our business. We incurred $11,690 for professional fees necessary to remain a reporting company.

For the three months ended September 30, 2006, Creative NJ had net sales of $31,945 consisting of $19,667 retail and $12,278 wholesale. Cost of sales amounted to $23,135 resulting in gross profit of $8,810.

For the three months ended September 30, 2006, Creative NJ had operating expenses of $33,984. A majority of these expenses consisted of those necessary to conduct our business. We incurred $11,123 for professional fees necessary to become and remain a reporting company.

For the three months ended September 30, 2007, Creative NJ sold its remaining investment in Proguard for 87,230 common shares for $17,350 and recognized a gain of $12,988.

Nine Months Ended September 30, 2007 compared to September 30, 2006

For the nine months ended September 30, 2007, Creative NJ had net sales of $87,971 consisting of $53,988 retail and $33,983 wholesale. Cost of sales amounted to $66,224 resulting in gross profit of $21,747.

For the nine months ended September 30, 2007, Creative NJ had operating expenses of $104,740. A majority of these expenses consisted of those necessary to conduct our business. We incurred $37,707 for professional fees necessary to remain a reporting company.

For the nine months ended September 30, 2006, Creative NJ had net sales of $102,068 consisting of $58,247 retail and $43,821 wholesale. Cost of sales amounted to $73,918 resulting in gross profit of $28,150.

For the nine months ended September 30, 2006, Creative NJ had operating expenses of $103,979. A majority of these expenses consisted of those necessary to conduct our business. We incurred $37,437 for professional fees necessary to become and remain a reporting company.

For the nine months ended September 30, 2007, Creative NJ sold its investment in Proguard consisting of 100,000 common shares for $30,120 and recognized a gain of $25,120.

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


Item 3.  Controls and Procedures.

During the three months ended September 30, 2007 there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e)under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

Evaluation of Disclosure Controls and Procedures

Carmine Catizone, the Chief Executive Officer and Daniel Generelli, the Chief Financial Officer of the Corporation have made an evaluation of the disclosure controls and procedures relating to the report on Form 10QSB for the three months ended September 30, 2007 as filed with the Securities and Exchange Commission and have concluded such controls and procedures to be effective as of September 30, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  November 12, 2007

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By: /s/ Carmine Catizone
---------------------------
Carmine Catizone, President and Director