Form 10KSB
period 2007-12-31
Creative Beauty Supply of New Jersey CORP
filed 2008-03-31
CIK 1290658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended:  December 31, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    __x__          No  _____

The Company's revenues for the year ended December 31, 2007 were $0.
As of March 15, 2008, the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $0.00.

The number of shares outstanding of Company's only class of common stock, as of December 31, 2007 and March 15, 2008 was 10,532,150 shares of its $.001 par value common stock.

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

Corporate Operations. Creative NJ operated as a cosmetic and beauty supply distributor at both the retail and wholesale levels. Creative NJ's various beauty and cosmetic products were purchased by it from a number of unaffiliated suppliers and manufacturers and thereafter sold on its premises to retail walk-in customers or directly to beauty salons.

On November 30, 2007 Creative NJ's Board of Directors approved a plan to dispose of its wholesale and retail beauty supply business. The Board recognized that this operation has never realized a profit and that sales volumes have been declining each year. Creative NJ's plan was to contact its suppliers and return as much of the inventory as possible and sell the remaining balance to its customers. Creative NJ's objective was to ceased all operations by December 31, 2007 and vacate the facility it leased by January 31, 2008. As of December 31, 2007, Creative NJ disposed of all its inventory by way of sales, returns to suppliers and sale to inventory liquidator and ceased its operations.


ITEM 2.  PROPERTIES.

Creative NJ was obligated as assignee under an operating lease agreement with an unrelated party for the space occupied by its executive offices, store, and warehouse facilities in Totowa, New

Jersey. This lease which was the obligation of CBS was assigned to Creative NJ on January 1, 2004. The lease expired on April 30, 2004, with a monthly rent of $1,300. This lease was renewed in April 2004 for a 35 month term expiring on April 30, 2007 requiring a monthly rent of $1,350. This lease was not renewed and Creative NJ continued to lease the space for $1,350 per month on a month to month basis.


ITEM 3.  LEGAL PROCEEDINGS.

Creative NJ is not involved in any legal proceedings at this date.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of the fiscal year ended December 31, 2007, no matters were submitted to a vote of Creative Beauty Supply of New
Jersey Corporation security holders, through the solicitation of proxies.

PART II

ITEM 5.  MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information. Creative NJ's common stock is not included in the pink sheets or in the OTC Bulletin Board maintained by the NASD.

There is no public trading market for Creative NJ common stock and there is no guarantee any trading market will develop.

Holders. As of December 31, 2007, the approximate number of recordholders of Creative NJ were 113.

Dividends. Holders of Creative NJ's common stock are entitled to receive such dividends as may be declared by its board of directors after the spin-off has been completed. Creative NJ does not anticipate that it will declare any dividends. All profit will be used for continuing operations.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

On November 30, 2007 Creative NJ's Board of Directors approved a plan to dispose of its wholesale and retail beauty supply business. The Board recognized that this operation has never realized a profit and that sales volumes have been declining each year. Creative NJ's plan was to contact its suppliers and return as much of the inventory as possible and sell the remaining balance to its customers. Creative NJ's objective was to ceased all operations by December 31, 2007 and vacate the facility it leased by January 31, 2008. As of December 31, 2007, Creative NJ disposed of all its inventory by way of sales, returns to suppliers and sale to inventory liquidator and ceased its operations.

Discontinued Operations. Assets and liabilities of discontinued operations as of December 31, 2007 are summarized as follows:

Current Assets:
   Accounts receivable, trade                      $    2,503
   Prepaid expenses                                     2,399
   Property and equipment, net of
     accumulated depreciation                           1,300
                                                   ----------
     Total Assets of Discontinued Operations            6,202
                                                   ----------

Current Liabilities:
   Payroll taxes withheld and accrued                   2,130
   Accrued expenses                                    18,064
                                                   ----------

Total Liabilities of Discontinued Operations           20,194
                                                   ----------
Net Liabilities of Discontinued Operations         $   13,992
                                                   ==========

Results of discontinued operations for the years ended December 31, 2007 and 2006 are summarized as follows:

                                              2007           2006
                                            -------         ------
Net Sales                              $   124,404         $   133,803

     Cost of Sales                         119,393             100,722
                                       -----------         -----------
     Gross Profit                            5,011              33,081
                                       -----------         -----------
     Operating Expenses:
        Salaries - officers                 32,050              32,030
        Employee benefits                   18,403              17,051
        Professional fees                   16,680              15,081
        Rent                                16,200              16,200
        Other general and administrative    23,193              24,708
                                       -----------         -----------
            Total Operating Expenses       106,526             105,070
                                       -----------         -----------
    Loss from Discontinued Operations,
      net of income taxes of -0-       $  (101,515)        $   (71,989)
                                       ===========         ===========

Cash flows from discontinued operations for the years ended December 31, 2007 and 2006 are summarized by major classification as follows:

                                                 2007        2006
                                                ------      ------
Cash flows provided by operating activities   $ 48,284      $  3,020

Cash flows from investing activities                 -             -

Cash flows from financing activities                 -             -
                                             ---------      --------
   Net cash used in discontinued operations   $ 48,284      $  3,020
                                             ========       ========

The components of property and equipment for discontinued operations at December 31, 2007 consisted of:

   Delivery equipment                                    $    6,497
     Less Accumulated depreciation                            5,197
                                                         ----------
   Net book value                                        $    1,300
                                                         ==========

Depreciation expense included in "Loss from Discontinued Operations" amounted to $1,300 for each of the years ended December 31, 2007 and 2006, respectively.

Wholesale sales consist of sales to beauty salons of merchandise for resale. Sales of merchandise to beauty salons for their own consumption, not for resale, are considered retail sales. All sales to the general public are also considered retail sales.

Net sales from discontinued operations are summarized as follows for the years ended December 31, 2007 and 2006:

                                              Year ended December 31,
                                              2007              2006
                                             ------            ------
  Retail                                   $ 73,797           $ 77,446
  Wholesale                                  50,607             56,357
                                           --------           --------
                                           $124,404           $133,803
                                           ========           ========

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value
Measurements." This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material effect on the Company's financial condition or results of operations.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"). SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 did not have a material effect on the financial position or results of operations of the Company.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109,"Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. FIN 48 did not have a material effect on the financial position or results of operations of the Company.

In September 2006, FASB issued SFAS 158 'Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements: (1) a brief description of the provisions of this Statement; (2) the date that adoption is required and (3) the date the employer plans to adopt the recognition provisions of this Statement, if earlier. The Company does not have a defined benefit plan and this pronouncement had no impact on the Company's financial statements.

FASB Staff Position (FSP) No. 00-19-2, Accounting for Registration Payment Arrangements, was issued in December 2006 to address an issuer's accounting for registration payment arrangement. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP and that continues to be outstanding at the adoption date, this guidance is effective for fiscal years beginning after December 15,

2006 and interim periods within those fiscal years. Retrospective application of the guidance in this FSP to financial statements for earlier interim or annual periods presented is not permitted. The adoption of FSP 00-19-2 did not have an impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

In June 2007, the Emerging Issues Task Force ("EITF") issued EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities," which provides guidance on the accounting for certain nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. This issue is effective prospectively for fiscal years beginning after December 15, 2007, or fiscal 2009 for the Company. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

In December 2007, the FASB issued FAS 141(R), "Business Combinations - a replacement of FASB Statement No. 141", which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company is currently evaluating FAS 141(R), and has not yet determined the impact if any, FAS 141(R) will have on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.
51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 8A CONTROLS AND PROCEDURES

Changes in Internal Controls

During the year ended December 31, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2007. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of December 31, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management of Creative NJ is responsible for establishing and maintaining adequate internal control over financial reporting as derived in Rule 13a-15(f) under the Securities Exchange Act of 1934.
We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control Intergrated Framework as a basis for our assessment.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects Creative NJ's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of Creative NJ's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we did not identify any material weakness in our internal control over financial reporting. Therefore, it is our conclusion that Creative NJ's internal controls over financial reporting were effective as of December 31, 2007.

This annual report does not include an attestation report of Creative NJ's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Creative NJ's to provide only management's report in this annual report.


ITEM 8B OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE; COMPLAINCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name                            Position Held        Term of Office
Carmine Catizone, age 56      President, Director   October 1, 2003
                                                       to present

Daniel Generelli, age 38      Secretary/Treasurer   October 1, 2003
                            Vice-President/Director    to present

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

Section 16(a) Beneficial Ownership Reporting Compliance

To Creative NJ's knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2006.

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


ITEM 10.  EXECUTIVE COMPENSATION

To date, Creative NJ has not entered into employment agreements nor are any contemplated.

                   Annual Compensation                    Awards               Payouts
                ---------------------------        ----------------------      ----------
                                                    Other        Restricted  Securities
                                                    Annual          Stock    Underlying         LTIP       All Other
Name and Position   Year  Salary($)  Bonus($) Compensation($)  Awards(#)  Options/SARs(#)  Payouts($) Compensation($)
Carmine Catizone      2007  $30,000      ---         ---            ---         ---             ---          ---
   President          2006  $30,000      ---         ---            ---         ---             ---          ---
                      2005  $30,000      ---          ---            ---        ---             ---          ---

Daniel Generelli      2007   $2,030      ---          ---            ---        ---             ---          ---
  Secretary/Treasurer 2006   $2,260      ---          ---            ---        ---             ---          ---
                      2005   $1,540      ---          ---            ---        ---             ---          ---

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

                   Shareholdings at March 15, 2008

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

(4)Carmine Catizone and Pasquale Catizone are brothers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

None

Director Independence

Creative NJ's board of directors consists of Carmine Catizone and Daniel Generelli. Neither of them is independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 20067, there were no transactions with related persons.


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

The following exhibits are filed with this report:

  Exhibit 31 - 302 certification
  Exhibit 32 - 906 certification


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2007 and 2006 for professional services rendered by Rotenberg, Meril, Solomon, Bertiger & Guttilla, P.C. (RMSBG) for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years were $14,000 and $13,400.

Audit related fees. The aggregate fees billed for the fiscal years ended December 31, 2007 and 2006 for assurance and related services by RMSBG that are reasonably related to the performance of the audit or review of the registrant's financial statements for that fiscal year were $0.

Tax Fees. We did not incur any aggregate tax fees and expenses from RMSBG for the 2007 and 2006 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from RMSBG for the 2007 and 2006 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2007 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using RMSBG solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    March 31, 2008

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

Creative Beauty Supply of New Jersey Corporation

Date:  March 31, 2008        /s/ Carmine Catizone
                            ---------------------
                            By: Carmine Catizone
                               President, Chief Executive Officer

       March 31, 2008       /s/Daniel Generelli
                           ----------------------
                           By: Daniel Generelli
                               Chief Financial Officer and
                                Controller

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

                     INDEX TO FINANCIAL STATEMENTS


                                                              Page

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM               20

FINANCIAL STATEMENTS:
  Balance Sheets as of December 31, 2007 and 2006              21

  Statements of Operations and Comprehensive Loss
   for the years ended December 31, 2007 and 2006              22

  Statements of Stockholders' Equity for the years
   ended December 31, 2007 and 2006                            23

  Statements of Cash Flows for the years ended
   December 31, 2007 and 2006                                  25

  Notes to Financial Statements                                26

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM


To the Board of Directors and Stockholders of Creative Beauty Supply of New Jersey Corporation

We have audited the accompanying balance sheets of Creative Beauty Supply of New Jersey Corporation as of December 31, 2007 and 2006 and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.


Saddle Brook, New Jersey
March 26, 2008

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
BALANCE SHEET
December 31, 2007 and 2006

ASSETS
                                                  2007          2006
                                                 ------        ------
CURRENT ASSETS:
  Cash and cash equivalents                  $  245,199     $  270,482
  Assets of discontinued operations               6,202        163,825
                                             ----------     ----------
    TOTAL CURRENT ASSETS                        251,401        434,307
                                             ----------     ----------
TOTAL ASSETS                                 $  251,401        434,307
                                             ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Liabilities of discontinued operations     $   20,194      $  28,233
                                             ----------      ---------
    TOTAL CURRENT LIABILITIES                    20,194         28,233
                                             ----------      ---------
TOTAL LIABILITIES                                20,194         28,233
                                             ----------      ---------

COMMITMENT

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001,
   authorized 10,000,000 shares, issued
   and outstanding -0- shares                        -               -
  Common stock, par value $.001, authorized
   100,000,000 shares, issued and
   outstanding 10,532,150 shares                10,532          10,532
  Additional paid-in-capital                   776,109         776,109
  Accumulated deficit                         (555,434)       (475,567)
  Accumulated other comprehensive income             -          95,000
                                             ---------       ---------
    TOTAL STOCKHOLDERS' EQUITY                 231,207         406,074
                                             ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 251,401      $  434,307
                                             =========      ==========





The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                 2007         2006
                                              ----------   ----------
Revenue                                                -            -
                                              ----------   ----------
Operating Expenses
  Professional fees                              (28,063)     (31,394)
                                              ----------   ----------
    Total Operating Expenses                     (28,063)     (31,394)
                                              ----------   ----------
(Loss) from operations                    (28,063)     (31,394)
                                              ----------   ----------
Other Income (Expense)
  Interest income                                 10,361       11,125
  Gain on sale of marketable securities           25,120            -
  Miscellaneous income                            14,230            -
                                              ----------   ----------
    Total Other Income                            49,711       11,125
                                              ----------   ----------
Net Income (Loss) Before Income Taxes             21,648      (20,269)
Income Taxes                                           -            -
                                              ----------   ----------
Income (Loss) from Continued Operations           21,648      (20,269)

Discontinuing Operations:
  Loss from discontinued operations             (101,515)     (71,989)
  Income taxes                                         -            -
                                              ----------   ----------
  Loss from Discontinued Operations             (101,515)     (71,989)
                                              ----------   ----------
Net Loss                                         (79,867)     (92,258)
Other Comprehensive Income, net of taxes
  arising from unrealized gain on available
  for sale securities                                  -       95,000
Reclassification adjustment, net of income
   taxes                                         (95,000)           -
                                              ----------   ----------
Total Comprehensive Income (Loss)             $ (174,867)  $    2,742
                                              ==========   ==========

Earning (loss) per share:
  Continued Operations basic and diluted
    net loss per common share                 $    (0.00)  $    (0.00)
                                              ==========   ==========
  Discontinued Operations basic and diluted
    net loss per common share                 $    (0.01)  $    (0.01)
                                              ==========   ==========
  Basic and diluted weighted average common
   shares outstanding                         10,532,150   10,532,150
                                              ==========   ==========

The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                   STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                   Common Stock
                                                  $.001 Par Value
                                                  ---------------       Additional
                                                Number                    Paid In
                                               of Shares     Amount       Capital
                                              ----------   ----------   ----------
Balance, December 31, 2005                    10,532,150   $   10,532   $  776,109

Unrealized gain on available for sale
   securities, net of income taxes of $-0-             -            -            -

Net loss for the year                                  -            -            -
                                              ----------   ----------   ----------
Balance, December 31, 2006                    10,532,150       10,532      776,109

Reclassification adjustment net of
  -0- income taxes                                     -            -            -

Net loss for the year                                  -            -            -
                                              ----------   ----------   ----------
Balance, December 31, 2007                    10,532,150   $   10,532   $  776,109
                                              ==========   ==========   ==========

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
CONTINUED          STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                          Accumulated
                                                             Other
                                             Accumulated  Comprehensive
                                                Deficit      Income        Total
                                              ----------   ----------   ----------
<s>                                           <c>          <c>          <<c>
Balance, December 31, 2005                    $ (383,309)  $       -    $  403,332

Unrealized gain on available for sale
  securities, net of income taxes of $-0-              -       95,000       95,000

Net loss for the year                            (92,258)           -      (92,258)
                                              ----------   ----------   ----------
Balance, December 31, 2006                      (475,567)      95,000      406,074

Reclassification adjustment net of
  -0- income taxes                                     -      (95,000)     (95,000)

Net loss for the year                            (79,867)           -      (79,867)
                                              ----------   ----------   ----------
Balance, December 31, 2007                    $ (555,434)  $        -   $  231,207
                                              ==========   ==========   ==========







The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                        STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                 2007         2006
                                              ----------   ----------
Net loss                                      $  (79,867)  $  (92,258)

Adjustments to reconcile net income to net
  cash used by continued operations:
    Depreciation                                   1,300        1,300
  Gain on sale of marketable securities          (25,120)           -
                                              ----------    ---------
  Cash (provided by) used in continued
   Operations                                    (23,820)       1,300

Cash provided by discontinued operations          48,284        3,020
                                              ----------   ----------
 Net cash provided by operating activities    $  (55,403)  $  (87,938)
                                              ==========   ==========
Cash Flows from Investing Activities:
  Proceeds from sale of marketable securities     30,120            -
                                              ----------   ----------
    Net cash provided by investing activities     30,120            -
                                              ----------   ----------

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                     (25,283)     (87,938)
CASH AND CASH EQUIVALENTS - beginning of year    270,482      358,420
                                              ----------   ----------
CASH AND CASH EQUIVALENTS - end of year       $  245,199   $  270,482
                                              ==========   ==========




The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

1.  THE COMPANY

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

Discontinued Operations (see Note 10)
On November 30, 2007 the Company's Board of Directors approved a plan to dispose of its wholesale and retail beauty supply business. The Board recognized that this operation has never realized a profit and that sales volumes have been declining each year. The Company's plan was to contact its suppliers and return as much of the inventory as possible and sell the remaining balance to its customers. The Company's objective was to ceased all operations by December 31, 2007 and vacate the facility it leased by January 31, 2008. As of December 31, 2007 the Company disposed of all its inventory by way of sales, returns to suppliers and sale to inventory liquidator and ceased its operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The Company's consolidated financial statements are prepared in conformity with US generally accepted accounting principles ("GAAP").

Reclassifications
Certain prior year amounts related to reporting the disposal of the Company, as discontinued operations, have been reclassified to conform to current year classification.

Use of Estimates
These financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. The Company bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

Revenue Recognition
Net sales are recognized at the time products are shipped to customers. Over the counter sales are recorded at point of sale.

Cash and Cash Equivalents
For financial statement purposes, short-term investments with an original maturity of ninety days or less and highly liquid investments are considered cash and cash equivalents. Cash and cash equivalents consist of a money market account.

Investments in Available for Sale Securities
The Company considers its investments in equity securities as available-for-sale and has therefore reflected the investments at fair value in the accompanying financial statements. Realized gains and losses are recorded in earnings (loss). Changes in unrealized gains or losses are excluded from earnings (loss) and reported as a component of other comprehensive income (loss) in the stockholders' equity section of the balance sheet.

Receivables and Credit Policies
Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date or as specified by the invoice and are stated at the amount billed to the customer. Customer account balances with invoices dated over 90 days or 90 days past the due date are considered delinquent.

Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice, or if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management individually reviews all accounts receivable balances that are considered delinquent and based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected. In addition, management periodically evaluates the adequacy of the allowance based on the Company's past experience. Management considered accounts receivable at December 31, 2007 and 2006 to be fully collectible; accordingly, no allowance for doubtful accounts was provided for..

Inventory
Inventory, consisting of finished goods, is valued at lower of cost or market with cost being determined on the first-in, first-out (FIFO) method. The Company also considers obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

Long-Lived Assets
The Company periodically evaluates the net realizable value of long lived assets, including property and equipment, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment in the carrying value of an asset is recognized whenever future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

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

Earnings (Loss) per Share
The Company computes earnings or loss per share in accordance with Statement of Accounting Standard No. 128, "Earnings per Share". Basic earnings per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of outstanding common shares. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average of number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. There were no dilutive common stock equivalents for all periods presented.

Comprehensive Income (Loss)
The Company reports components of comprehensive income (loss) under the requirements of SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes rules for the reporting of comprehensive income (loss) and its' components which require that certain items be presented as separate components of stockholders' equity. For the years presented, the Company's other comprehensive income (loss) consist solely of unrealized gins (losses) from marketable securities available for sale.

Recently Issued Accounting Standards
In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"). SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 did not have a material effect on the financial position or results of operations of the Company.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109,"Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. FIN 48 did not have a material effect on the financial position or results of operations of the Company.

In September 2006, the FASB issued SFAS No. 157, "Fair Value
Measurements." This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material effect on the Company's financial condition or results of operations.

In September 2006, FASB issued SFAS 158 'Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements: (1) a brief description of the provisions of this Statement; (2) the date that adoption is required and (3) the date the employer plans to adopt the recognition provisions of this Statement, if earlier. The Company does not have a defined benefit plan and this pronouncement had no impact on the Company's financial statements.

FASB Staff Position (FSP) No. 00-19-2, Accounting for Registration Payment Arrangements, was issued in December 2006 to address an issuer's accounting for registration payment arrangement. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP and that continues to be outstanding at the adoption date, this guidance is effective for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. Retrospective application of the guidance in this FSP to financial statements for earlier interim or annual periods presented is not permitted. The adoption of FSP 00-19-2 did not have an impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

In June 2007, the Emerging Issues Task Force ("EITF") issued EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities," which provides guidance on the accounting for certain nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. This issue is effective prospectively for fiscal years beginning after December 15, 2007, or fiscal 2009 for the Company. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

In December 2007, the FASB issued FAS 141(R), "Business Combinations - a replacement of FASB Statement No. 141", which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company is currently evaluating FAS 141(R), and has not yet determined the impact if any, FAS 141(R) will have on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.
51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The implementation of this guidance is not expected to have any impact on the Company's financial statements.


3.  CONCENTRATION OF CREDIT RISK:

The Company sells its product to various customers primarily in Northern and Central New Jersey. The Company performs ongoing credit evaluations on its customers and generally does not require collateral.

The Company maintains its cash balances with a major bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per depositor. At December 31, 2007, the Company's uninsured cash balances approximated $ 148,700.

4.  SUPPLIER CONCENTRATION:

For the years ended December 31, 2007 and 2006 the Company purchased approximately 56% of its products from one supplier. Management believes other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in merchandise and possible loss of sales which could affect operating results.

5.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company measures its financial assets and liabilities as required by SFAS No. 107, "Disclosure About Fair Value of Financial
Instruments". Cash and cash equivalents, trade receivables, accounts payable and accrued expenses are carried at book value amounts which approximates fair value due to their short-term maturities.

6.  MARKETABLE SECURITIES:

During 2007 and 2006, sales proceeds and realized gains and losses on securities classified as available-for-sale were:

                                             2007         2006
                                           --------      -------
Sales Proceeds                             $ 30,120      $     -
                                           ========      =======
Realized Gain                              $ 25,120      $     -
                                           ========      =======

The method used to determine the cost of securities sold was actual cost per share.

7.  INCOME TAXES:

The deferred income tax assets and liabilities at December 31, 2007 relate to temporary differences between the financial statement carrying amounts and their tax basis. Assets and liabilities that give rise to significant portions of the net deferred tax assets and liabilities relate to the following:

Net operating loss carry forwards                     $  139,960
Capital loss carry forwards                               64,440
                                                      ----------
                                                         204,400
Valuation allowance                                     (204,400)
                                                      ----------

Net income tax assets                                 $        -
                                                      ==========

A valuation allowance has been established equal to the full amount of the deferred tax assets as the Company is not assured at December 31, 2007 that it is more likely than not that these benefits will be realized.

The change in valuation allowance for the year ended December 31, 2007 was a increase of $56,800 due to increases in federal and state net operating loss carry forwards and capital loss carry forwards net of a decrease in inventory valuations.

At December 31, 2007, the Company has unused Federal net operating loss carry forwards of approximately $380,500 expiring between 2023 and 2027 and unused New Jersey net operating loss carry forwards of approximately $377,400 expiring between 2012 and 2014.

8.  SUPPLEMENTAL CASH FLOW INFORMATION:

There was no interest or income taxes paid during the years ended
December 31, 2007 and 2006.

9.  COMMITMENTS:

The Company was obligated as assignee under an operating lease agreement with an unrelated party for the space occupied by its executive offices, store, and warehouse facilities in Totowa, New Jersey. This lease which was the obligation of CGS, was assigned to the Company on January 1, 2004. The lease expired on April 30, 2004, with a monthly rent of $1,300. This lease was renewed in April 2004 for a 35 month term expiring on April 30, 2007 requiring a monthly rent of $1,350. This lease was not renewed and the Company continued to lease the space for $1,350 per month on a month to month basis. The Company vacated the premises during January 2008 in connection with ceasing operations, as discussed in Note 10.

Rent expense for the year ended December 31, 2007 and 2006 was $16,200 in each year.

10.  DISCONTINUED OPERATIONS:

On November 30, 2007 the Company's Board of Directors approved a plan to dispose of its wholesale and retail beauty supply business. The Board recognized that this operation has never realized a profit and that sales volumes have been declining each year. The Company's plan was to contact its suppliers and return as much of the inventory as possible and sell the remaining balance to its customers. The Company's objective was to ceased all operations by December 31, 2007 and vacate the facility it leased by January 31, 2008. As of December 31, 2007 the Company disposed of all its inventory by way of sales, returns to suppliers and sale to inventory liquidator and ceased its operations.

Assets and liabilities of discontinued operations as of December 31, 2007 are summarized as follows:

Current Assets:
   Accounts receivable, trade                      $    2,503
   Prepaid expenses                                     2,399
   Property and equipment, net of
     accumulated depreciation                           1,300
                                                   ----------
     Total Assets of Discontinued Operations            6,202
                                                   ----------

Current Liabilities:
   Payroll taxes withheld and accrued                   2,130
   Accrued expenses                                    18,064
                                                   ----------
Total Liabilities of Discontinued Operations           20,194
                                                   ----------
Net Liabilities of Discontinued Operations         $   13,992
                                                   ==========

Results of discontinued operations for the years ended December 31, 2007 and 2006 are summarized as follows:

                                              2007           2006
                                            -------         ------
Net Sales                              $   124,404         $   133,803

     Cost of Sales                         119,393             100,722
                                       -----------         -----------
     Gross Profit                            5,011              33,081
                                       -----------         -----------

     Operating Expenses:
        Salaries - officers                 32,050              32,030
        Employee benefits                   18,403              17,051
        Professional fees                   16,680              15,081
        Rent                                16,200              16,200
        Other general and administrative    23,193              24,708
                                       -----------         -----------
            Total Operating Expenses       106,526             105,070
                                       -----------         -----------
    Loss from Discontinued Operations,
      net of income taxes of -0-       $  (101,515)        $   (71,989)
                                       ===========         ===========

Cash flows from discontinued operations for the years ended December 31, 2007 and 2006 are summarized by major classification as follows:

                                                 2007        2006
                                                ------      ------
Cash flows provided by operating activities   $ 48,284     $  3,020

Cash flows from investing activities                 -            -

Cash flows from financing activities                 -            -
                                              --------     --------
   Net cash used in discontinued operations   $ 48,284     $  3,020
                                              ========     ========

The components of property and equipment for discontinued operations at December 31, 2007 consisted of:

   Delivery equipment                                    $    6,497
     Less Accumulated depreciation                            5,197
                                                         ----------
   Net book value                                        $    1,300
                                                         ==========

Depreciation expense included in "Loss from Discontinued Operations" amounted to $1,300 for each of the years ended December 31, 2007 and 2006, respectively.

Wholesale sales consist of sales to beauty salons of merchandise for
resale.  Sales   of merchandise to beauty salons for their own
consumption, not for resale, are considered retail sales. All sales to the general public are also considered retail sales.

Net sales from discontinued operations are summarized as follows for the years ended December 31, 2007 and 2006:

                                              Year ended December 31,
                                              2007              2006
                                             ------            ------
  Retail                                   $ 73,797           $ 77,446
  Wholesale                                  50,607             56,357
                                           --------           --------
                                           $124,404           $133,803
                                           ========           ========