Form 10-Q
period 2008-03-31
Creative Beauty Supply of New Jersey CORP
filed 2008-05-15
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2008

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number      0-50773


Creative Beauty Supply of New Jersey Corporation
(Exact name of Registrant in its charter)

   New Jersey                       56-2415252
 (State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification
                                      number)

   380 Totowa Road
     Totowa, NJ                          07512
(Address of principal executive offices) (Zip Code)

Registrant's Telephone number, including area code:
(973) 904-0004

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]      Non-accelerated filer [ ]
Accelerated filer  [ ]           Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [x]      No [  ]

The number of outstanding shares of the registrant's common stock, May 15, 2008:

  Common Stock  -  10,532,150

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
FORM 10-Q
For the quarterly period ended March 31, 2008
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      11
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        13
Item 4T. Controls and Procedures                              13

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    15
Item 1A. Risk Factors                                         15
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        15
Item 3.  Defaults upon Senior Securities                      15
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            15
Item 5.  Other Information                                    15
Item 6.  Exhibits                                             15

SIGNATURES

PART I
FINANCIAL INFORMATION

Item I - FINANCIAL STATEMENTS

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
BALANCE SHEETS
(UNAUDITED)

                                                   March 31,          December 31,
                                                     2008                2007
                                                 -------------       ------------
                                                  (UNAUDITED)           (AUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                      $    233,090       $    245,199
   Assets of discontinued operations                     3,194              6,202
                                                  ------------       ------------
   TOTAL CURRENT ASSETS                                236,284            251,401
                                                  ------------       ------------
TOTAL ASSETS                                      $    236,284       $    251,401
                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Liabilities of discontinued operations         $     20,000       $     20,194
                                                  ------------       ------------
   TOTAL CURRENT LIABILITIES                            20,000             20,194
                                                  ------------       ------------
TOTAL LIABILITIES                                       20,000             20,194
                                                  ------------       ------------

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001,
    authorized 10,000,000 shares, issued
      and outstanding -0- shares                             -                  -
   Common stock, par value $.001,
    authorized 100,000,000 shares, issued
     and outstanding 10,532,150 shares                  10,532             10,532
   Additional paid-in-capital                          776,109            776,109
   Accumulated deficit                                (570,357)          (555,434)
                                                  ------------       ------------
   TOTAL STOCKHOLDERS' EQUITY                          216,284            231,207
                                                  ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    236,284       $    251,401
                                                  ============       ============

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

                                                         2008              2007
                                                         ----              ----
Revenue                                                       -                 -

Operating Expenses
   Professional fees                                     (9,732)          (16,090)
                                                    -----------       -----------
   Total Operating Expenses                              (9,732)          (16,090)
                                                    -----------       -----------
(Loss) from Operations                                   (9,732)          (16,090)
                                                    -----------       -----------
Other income
   Interest income                                        1,899             3,041
   Gain on sale of marketable securities                      -            12,132
   Miscellaneous income                                   1,032             7,230
                                                    -----------       -----------
   Total other income                                     2,931            22,403
                                                    -----------       -----------
Income (Loss) from Continued Operations                  (6,801)            6,313

Discontinuing Operations:
  Loss from Discontinued Operations                      (8,123)          (15,909)
                                                    -----------       -----------
  Loss from Discontinued Operations                      (8,123)          (15,909)
                                                    -----------       -----------
Net Loss                                                (14,924)           (9,596)

Other comprehensive income, net of taxes arising
   from unrealized gain on available for sale
   securities                                                 -           (12,132)
                                                    -----------       -----------
Total Comprehensive Loss                            $   (14,924)      $   (21,728)
                                                    ===========      ============
Earning (loss) per share:
  Continued Operations basic and diluted
    net loss per common share                       $     (0.00)      $     (0.00)
                                                    ===========       ===========
   Discontinued Operations basic and diluted
    net loss per common share                       $     (0.00)      $      0.00
                                                    ===========       ===========
   Basic and diluted weighted average common
     shares outstanding	                              10,532,150        10,532,150
                                                    ===========       ===========

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

                                                           2008            2007
                                                           ----            ----
Net loss                                               $   (14,924)    $    (9,596)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                               325             325
    Gain on sale of marketable securities                        -         (12,132)
                                                       -----------     -----------
      Cash (provided by) used in continued operations          325         (11,807)
Cash provided by discontinued operations                     2,490          20,296
                                                       -----------     -----------
      Net cash provided by discontinued operations     $   (12,109)    $    (1,107)
                                                       ===========     ===========
Cash Flows from Investing Activities:
     Proceeds from sale of marketable securities                 -          12,770
                                                       -----------     -----------
Cash Flows from Investing Activities:                            -          12,770
                                                       -----------     -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                        (12,109)         11,663
CASH AND CASH EQUIVALENTS - beginning of period            245,199         270,482
                                                       -----------     -----------
CASH AND CASH EQUIVALENTS - end of period              $   233,090     $   282,145
                                                       ===========     ===========

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

1. THE COMPANY

Creative Beauty Supply of New Jersey Corporation (the "Company") was incorporated in the State of New Jersey on October 1, 2003. It was formed pursuant to a resolution of the board of directors of Creative Beauty Supply, Inc., ("CBS") as a wholly-owned subsidiary of that company, a publicly traded New Jersey corporation. On January 1, 2004, the assets and liabilities of CBS were contributed at book value to the Company, and this subsidiary was then spun-off by CBS to its stockholders. This spin-off was consummated in contemplation of a merger, which occurred on March 19, 2004 between CBS and Global Digital Solutions, Inc. ("Global"), a Delaware corporation, whereby the former stockholders of CBS became the owners of 100 percent of the common stock of the Company.

On January 1, 2004, the Company commenced operations in the beauty supply industry at both the wholesale and retail levels.

Discontinued Operations (See Note 5)

On November 30, 2007 the Company's Board of Directors approved a plan to dispose of its wholesale and retail beauty supply business. The Board recognized that this operation has never realized a profit and that sales volumes have been declining each year. The Company's plan was to contact its suppliers and return as much of the inventory as possible and sell the remaining balance to its customers. The Company's objective was to cease all operations by December 31, 2007 and vacate the facility it leased by January 31, 2008. As of December 31, 2007, the Company disposed of its entire inventory by way of sales, returns to suppliers and sale to inventory liquidator and ceased its operations and vacated its leased facility.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statement Presentation

The December 31, 2007 balance sheet data was derived from audited financial statements but does not include all disclosures required by United States generally accepted accounting principles ("GAAP"). In the opinion of management, the accompanying interim unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2008, its results of operations for the three months ended March 31, 2008 and 2007 and its cash flows for the three months ended March 31, 2008 and 2007.

The statements of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

Reclassifications

Certain prior year amounts related to reporting the disposal of the Company, as discontinued operations have been reclassified to conform to current year classification.

Use of Estimates

These interim financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. The Company bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

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

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting For Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

In December 2007, the FASB issued FAS 141(R), "Business Combinations - a replacement of FASB statement No. 141", which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements and identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company is currently evaluating FAS 141(R), and has not yet determined the impact if any, FAS 141(R) will have on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The implementation of this guidance is not expected to have any impact on the Company's financial statements.


3. MARKETABLE SECURITIES

During the year ended December 31, 2007, the Company sold all of its securities classified as available-for-sale

Marketable equity securities sold are as follows:

                                              March 31,
                                          ------------------
                                        2008             2007
                                   -------------     ------------
Selling price                        $        -       $   12,770
Cost                                          -              638
                                     ----------       ----------
Realized gain                        $        -       $   12,132
                                     ==========       ==========


4.  DISCONTINUED OPERATIONS

On November 30, 2007, the Company's Board of Directors approved a plan to dispose of its wholesale and retail beauty supply business. The Board recognized that this operation has never realized a profit and that sales volumes have been declining each year. The Company's plan was to contact its suppliers and return as much of the inventory as possible and sell the remaining balance to its customers. The Company's objective was to cease all operations by December 31, 2007 and vacate the facility it leased by January 31, 2008. As of December 31, 2007, the Company disposed of all its inventory by way of sales, returns to suppliers and sale to inventory liquidator and ceased its operations.

Assets and liabilities of discontinued operations as of March 31, 2008 and 2007 are summarized as follows:

                                               3/31 2008     3/31/2007
                                               ---------     ---------
                                              (Unaudited)   (Unaudited)
Current Assets:
  Accounts receivable, trade                    $     -      $ 1,195
  Prepaid expenses                                2,219        2,922
  Property and equipment, net of
    Accumulated depreciation                        975        2,274
                                                -------      -------
      Total Assets of Discontinued Operations     3,194        6,391

Current Liabilities:
  Payroll taxes withheld and accrued                  -           68
  Accrued expenses                               20,000       16,727
                                                -------      -------
       Total Liabilities of Discontinued
         Operations                              20,000       16,795
                                                -------      -------
Net Liabilities of Discontinued Operations      $16,806      $10,404

Loss from discontinued operations as of March 31, 2008 and 2007 are summarized as follows:

                                               3/31 2008     3/31/2007
                                               ---------     ---------
                                              (Unaudited)   (Unaudited)
Loss from Discontinued Operations:
  Gross Profit                                   $     -     $  7,035
  Salaries - officers                                  -       (8,220)
  Employee benefits                               (4,700)      (4,502)
  Rent                                            (1,350)      (4,050)
  Other general and administrative                (2,073)      (6,172)
                                                 -------    - -------
Total Net Loss from Discontinued Operations      $(8,123)    $(15,909)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Trends and Uncertainties.

We are no longer conducting operations. We are actively seeking a merger/acquisition candidate which would result in a change of control. There can be no assurance we will find a suitable candidate.

Capital and Source of Liquidity.

We did not pursue any investing activities for the three months ended March 31, 2008. Comparatively, for the three months ended March 31, 2007, we had proceeds from sale of marketable securities of $12,770 resulting in net cash flows from investing activities of $12,770.

We did not pursue any financing activities for the three months ended March 31, 2008 or 2007.

Results of Operations.

On November 30, 2007, Creative NJ's Board of Directors approved a plan to dispose of its wholesale and retail beauty supply business. The Board recognized that this operation has never realized a profit and that sales volumes have been declining each year. Creative NJ's plan was to contact its suppliers and return as much of the inventory as possible and sell the remaining balance to its customers. Creative NJ's objective was to ceased all operations by December 31, 2007 and vacate the facility it leased by January 31, 2008. As of December 31, 2007, Creative NJ disposed of all its inventory by way of sales, returns to suppliers and sale to inventory liquidator and ceased its operations.

For the three months ended March 31, 2008, we did not earn revenues.
We had a net loss of $14,924 for the three months ended March 31, 2008. Our operating expenses consist mainly of the costs related to being a reporting company under the Exchange Act of 1934. We paid employee benefits of $4,700, professional fees of $9,732, rent of $1,350 and other general administrative costs of $2,073.

Comparatively, for the three months ended March 2007, Creative NJ sold approximately 1,000 different products at varying mark ups ranging from 20 to 40 percent.

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

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting For Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

In December 2007, the FASB issued FAS 141(R), "Business Combinations - a replacement of FASB statement No. 141", which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements and identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company is currently evaluating FAS 141(R), and has not yet determined the impact if any, FAS 141(R) will have on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: Our intentions, beliefs and expectations regarding the fair value of all assets and liabilities recorded; our strategies; growth opportunities; product development and introduction relating to new and existing products; the enterprise market and related opportunities; competition and competitive advantages and disadvantages; industry standards and compatibility of our products; relationships with our employees; our facilities, operating lease and our ability to secure additional space; cash dividends; excess inventory, our expenses; interest and other income; our beliefs and expectations about our future success and results; our operating results; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements; our expectations regarding our revenues and customers; investments and interest rates. These statements are subject to risk and uncertainties that could cause actual results and events to differ materially.

Creative NJ undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4T.  Controls and Procedures

During the three months ended March 31, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 1A. Risk Factors.  not applicable to small reporting company

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          None.

Item 3. Defaults Upon Senior Securities.
          None.

Item 4. Submission of Matters to a Vote of Security Holders.
          None.

Item 5. Other Information. None.

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

Dated:  May 15, 2008

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By: /s/ Carmine Catizone
---------------------------
Carmine Catizone, President and Director