Form 10-Q
period 2008-06-30
Creative Beauty Supply of New Jersey CORP
filed 2008-08-12
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2008

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

The number of outstanding shares of the registrant's common stock, July 31, 2008:

  Common Stock  -  10,532,150

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
FORM 10-Q
For the quarterly period ended June 30, 2008
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      11
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        13
Item 4T. Controls and Procedures                              14

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    15
Item 1A. Risk Factors                                         15
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        15
Item 3.  Defaults upon Senior Securities                      15
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            15
Item 5.  Other Information                                    15
Item 6.  Exhibits                                             15

SIGNATURES

PART I
FINANCIAL INFORMATION

Item I - FINANCIAL STATEMENTS

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
BALANCE SHEETS
(UNAUDITED)

                                                   June 30,          December 31,
                                                     2008                2007
                                                 -------------       ------------
                                                  (UNAUDITED)           (AUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                      $    227,852       $    245,199
   Assets of discontinued operations                     1,170              6,202
                                                  ------------       ------------
   TOTAL CURRENT ASSETS                                229,022            251,401
                                                  ------------       ------------
TOTAL ASSETS                                      $    229,022       $    251,401
                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Liabilities of discontinued operations         $     24,700       $     20,194
                                                  ------------       ------------
   TOTAL CURRENT LIABILITIES                            24,700             20,194
                                                  ------------       ------------

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001,
    authorized 10,000,000 shares, issued
      and outstanding -0- shares                             -                  -
   Common stock, par value $.001,
    authorized 100,000,000 shares, issued
     and outstanding 10,532,150 shares                  10,532             10,532
   Additional paid-in-capital                          776,109            776,109
   Accumulated deficit                                (582,319)          (555,434)
                                                  ------------       ------------
   TOTAL STOCKHOLDERS' EQUITY                          204,322            231,207
                                                  ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    229,022       $    251,401
                                                  ============       ============

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2007
                             (UNAUDITED)

                                    Three Months Ended        Six Months Ended
                                         June 30,                  June 30,
                                    2008         2007         2008         2007
                                 ----------   ----------   ----------   ----------
Net Sales                        $        -            -   $        -   $        -
Cost of Sales                             -            -            -            -
                                 ----------   ----------   ----------   ----------
Gross Profit                              -            -            -            -
                                 ----------   ----------   ----------   ----------
Operating Expenses
  Professional fees                   8,299        9,927       18,032       26,017
                                 ----------   ----------   ----------   ----------
    Total Operating Expenses          8,299        9,927       18,032       26,017
                                 ----------   ----------   ----------   ----------
Loss From Operations                 (8,299)      (9,927)     (18,032)     (26,017)
                                 ----------   ----------   ----------   ----------
Other Income
  Interest income                     1,609        2,897        3,508        5,938
  Gain on sale of marketable
    securities                            -            -            -       12,132
  Miscellaneous income                    -        4,000        1,033       11,230
                                 ----------   ----------   ----------   ----------
    Total Other Income                1,609        6,897        4,541       29,300
                                 ----------   ----------   ----------   ----------
Loss from Continued Operations       (6,690)       3,030      (13,491)       3,283

Discontinuing Operations:
  Loss from discontinued operations  (5,272)     (15,036)     (13,395)     (30,945)
                                  ----------   ----------   ----------   ----------
  Loss from discontinued operations  (5,272)     (15,036)     (13,395)     (30,945)
                                 ----------   ----------   ----------   ----------
Net Loss                            (11,962)     (18,066)     (26,886)     (27,662)
Other Comprehensive Income,
  net of taxes:
  Reclassification adjustment             -      (61,230)           -      (73,362)
                                 ----------   ----------   ----------   ----------
Total Comprehensive Loss         $  (11,962)  $  (79,296)  $  (26,886)  $ (101,024)
                                 ==========   ==========   ==========   ==========
Earning (loss) per share:
  Basic and diluted net loss per
   common share                    $      -     $      -     $      -     $      -
                                   ========     ========     ========     ========
  Basic and diluted weighted
   average common shares         10,532,150   10,532,150   10,532,150   10,532,150
   outstanding                   ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

                                                           2008            2007
                                                           ----            ----
Net loss                                               $   (26,886)    $   (27,662)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                               650             650
    Gain on sale of marketable securities                        -         (12,132)
                                                       -----------     -----------
      Cash provided by (used in) continued operations          650         (11,482)
Cash provided by discontinued operations                     8,889          11,427
                                                       -----------     -----------
      Net cash used in operating activities            $   (17,347)    $   (27,717)
                                                       ===========     ===========
Cash Flows from Investing Activities:
     Proceeds from sale of marketable securities                 -          12,770
                                                       -----------     -----------
        Net cash provided by investing activities                   -          12,770
                                                       -----------     -----------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                        (17,347)        (14,947)
CASH AND CASH EQUIVALENTS - beginning of period            245,199         270,482
                                                       -----------     -----------
CASH AND CASH EQUIVALENTS - end of period              $   227,852     $   255,535
                                                       ===========     ===========

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

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

Discontinued Operations (See Note 4)

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statement Presentation

The December 31, 2007 balance sheet data was derived from audited financial statements but does not include all disclosures required by United States generally accepted accounting principles ("GAAP"). In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2008, its results of operations for the three and six months ended June 30, 2008 and 2007 and its cash flows for the six months ended June 30, 2008 and 2007.

The statements of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results for the full year.

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

Earning (Loss) Per Share

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128),
"Earnings Per Share". Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.
Diluted earnings per share is computed based upon the weighted average of number of common shares and dilutive common equivalent shares
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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (2008 fiscal year), although early adoption is permitted. In February 2008, the FASB formally provided a one-year deferral for the implementation of SFAS 157 only with regard to certain nonfinancial assets and liabilities (2009 fiscal year). The Company has not yet determined the impact, if any, of SFAS 157 on the Company's results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material effect on the Company's consolidated results of operations or financial position.

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

3. MARKETABLE SECURITIES

During the year ended December 31, 2007, the Company sold all of its securities classified as available-for-sale.

Marketable equity securities sold are as follows:

                                              June 30,
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

Assets and liabilities of discontinued operations as of June 30, 2008 and 2007 are summarized as follows:

                                               6/30/2008     6/30/2007
                                               ---------     ---------
                                              (UNAUDITED)   (UNAUDITED)
Current Assets:
  Accounts receivable, trade                    $  --         $ 1,379
  Prepaid expenses                                  520         2,637
  Property and equipment, net of
    Accumulated depreciation                        650         1,949
                                               --------      --------
      Total Assets of Discontinued Operations     1,170         5,965
                                               --------      --------
Current Liabilities:
  Payroll taxes withheld and accrued               --             271
  Accrued expenses                               24,700        28,054
                                                -------      --------

       Total Liabilities of Discontinued
         Operations                              24,700        28,325
                                               --------      --------
Net Liabilities of Discontinued Operations      $23,530       $22,360
                                               ========      ========

Loss from discontinued operations as of June 30, 2008 and 2007 are summarized as follows:
       6/30/2008    6/30/2007
                                                ---------    ---------
                                               (UNAUDITED)  (UNAUDITED)
Loss from Discontinued Operations:
    Gross Profit                                $     --      $ 14,198
     Salaries - officers                              --       (16,090)
     Employee benefits                            (9,399)       (9,004)
     Rent                                         (1,350)       (8,100)
     Other general and administrative             (2,646)      (11,949)
                                                --------       -------
Total Net Loss from Discontinued Operations      (13,395)      (30,945)
                                                ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Trends and Uncertainties.

We are no longer conducting operations. We are actively seeking a merger/acquisition candidate which would result in a change of control. There can be no assurance we will find a suitable candidate.

Capital and Source of Liquidity.

We did not pursue any investing activities for the six months ended June 30, 2008. Comparatively, for the six months ended June 30, 2007, we had proceeds from sale of marketable securities of $12,770 resulting in net cash flows from investing activities of $12,132.

We did not pursue any financing activities for the six months ended June 30, 2008 or 2007.

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

For the six months ended June 30, 2008, we did not earn revenues. We had a net loss of $26,886 for the six months ended June 30, 2008. Our operating expenses consist mainly of the costs related to being a reporting company under the Exchange Act of 1934. We paid professional fees of $18,032.

Comparatively, for the six months ended June 30, 2007, Creative NJ sold approximately 1,000 different products at varying mark ups ranging from 20 to 40 percent.

For the six months ended June 30, 2007, Creative NJ had net sales of $57,435 consisting of $35,810 retail and $21,625 wholesale. Cost of sales amounted to $43,237 resulting in gross profit of $14,198.

For the six months ended June 30, 2007, Creative NJ had operating expenses of $26,017 for professional fees necessary to remain a reporting company.

For the three months ended June 30, 2008, we did not earn revenues. We had a net loss of $11,962 for the three months ended June 30, 2008.
Our operating expenses consist mainly of the costs related to being a reporting company under the Exchange Act of 1934. We paid professional fees of $8,299.

Comparatively, for the three months ended June 30, 2007, Creative NJ sold approximately 1,000 different products at varying mark ups ranging from 20 to 40 percent.

For the three months ended June 30, 2007, Creative NJ had net sales of $29,069 consisting of $18,313 retail and $10,756 wholesale. Cost of sales amounted to $21,906 resulting in gross profit of $7,163.

For the three months ended June 30, 2007, Creative NJ had operating expenses of $9,927 for professional fees necessary to remain a reporting company.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (2008 fiscal year), although early adoption is permitted. In February 2008, the FASB formally provided a one-year deferral for the implementation of SFAS 157 only with regard to certain nonfinancial assets and liabilities (2009 fiscal year). The Company has not yet determined the impact, if any, of SFAS 157 on the Company's results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material effect on the Company's consolidated results of operations or financial position.

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

Item 4T.  Controls and Procedures

During the three months ended June 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of June 30, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
        None.

Item 1A. Risk Factors.
         Not applicable to small reporting company.

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

Dated:  August 12, 2008

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By: /s/ Carmine Catizone
---------------------------
Carmine Catizone, President and Director