Form 10-Q
period 2008-09-30
Creative Beauty Supply of New Jersey CORP
filed 2008-11-19
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2008

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

The number of outstanding shares of the registrant's common stock, October 31, 2008:

  Common Stock  -  10,532,150

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
FORM 10-Q
For the quarterly period ended September 30, 2008
INDEX

                                                             Page
                                                             ----
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      12
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        15
Item 4T. Controls and Procedures                              15

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    16
Item 1A. Risk Factors                                         16
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        16
Item 3.  Defaults upon Senior Securities                      16
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            16
Item 5.  Other Information                                    16
Item 6.  Exhibits                                             16
SIGNATURES

PART I
FINANCIAL INFORMATION

Item I - FINANCIAL STATEMENTS

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
BALANCE SHEETS

                                                 September 30,          December 31,
                                                     2008                2007
                                                 -------------       ------------
                                                  (UNAUDITED)           (AUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                      $    227,813       $    245,199
   Assets of discontinued operations                       845              6,202
                                                  ------------       ------------
   TOTAL CURRENT ASSETS                                228,658            251,401
                                                  ------------       ------------
TOTAL ASSETS                                      $    228,658       $    251,401
                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued Expenses                                $     25,321       $     11,050
   Liabilities of discontinued operations                8,060              9,144
                                                  ------------       ------------
   TOTAL CURRENT LIABILITIES                            33,381             20,194
                                                  ------------       ------------

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.001,
    authorized 10,000,000 shares, issued
      and outstanding -0- shares                             -                  -
   Common stock, par value $.001,
    authorized 100,000,000 shares, issued
     and outstanding 10,532,150 shares                  10,532             10,532
   Additional paid-in-capital                          776,109            776,109
   Accumulated deficit                                (591,364)          (555,434)
                                                  ------------       ------------
   TOTAL STOCKHOLDERS' EQUITY                          195,277            231,207
                                                  ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    228,658       $    251,401
                                                  ============       ============

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007
(UNAUDITED)

                                    Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                    2008         2007         2008         2007
                                 ----------   ----------   ----------   ----------
Net Sales                        $        -            -   $        -   $        -
Cost of Sales                             -            -            -            -
                                 ----------   ----------   ----------   ----------
Gross Profit                              -            -            -            -
                                 ----------   ----------   ----------   ----------
Operating Expenses
  Professional fees                   8,379        6,680       20,240       25,627
                                 ----------   ----------   ----------   ----------
    Total Operating Expenses          8,379        6,680       20,240       25,627
                                 ----------   ----------   ----------   ----------
Loss From Operations                 (8,379)      (6,680)     (20,240)     (25,627)
                                 ----------   ----------   ----------   ----------
Other Income
  Interest income                     1,639        2,171        5,147        8,109
  Gain on sale of marketable
    securities                            -       12,988            -       25,120
  Miscellaneous income                    -            -        1,033       11,230
                                 ----------   ----------   ----------   ----------
    Total Other Income                1,609       15,159        6,180       44,459
                                 ----------   ----------   ----------   ----------
Loss from Continued Operations       (6,740)       8,479      (14,060)      18,832
Discontinuing Operations:
  Loss from discontinued operations  (2,305)     (19,351)     (21,870)     (57,366)
                                  ----------   ----------   ----------   ----------
  Loss from discontinued operations  (2,305)     (19,351)     (21,870)     (57,366)
                                 ----------   ----------   ----------   ----------
Net Loss                            (9,045)      (10,872)     (35,930)     (38,534)
Other Comprehensive Loss,
  net of taxes:
  Reclassification adjustment             -       (8,650)           -      (69,880)
                                 ----------   ----------   ----------   ----------
Total Comprehensive Loss         $   (9,045)  $  (19,522)  $  (35,930)  $ (108,414)
                                 ==========   ==========   ==========   ==========
Earning (loss) per share:
  Continued Operations basic
    and diluted net loss common
    share per common share         $  (0.00)    $  (0.00)    $  (0.00)    $  (0.00)
                                   ========     ========     ========     ========
  Discontinued Operations basic and
    diluted net loss common share per
    common share                   $  (0.00)    $  (0.00)    $  (0.00)    $  (0.00)
                                   ========     ========     ========     ========




  Basic and diluted weighted
   average common shares         10,532,150   10,532,150   10,532,150   10,532,150
   outstanding                   ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

                                                           2008            2007
                                                           ----            ----
Net loss                                               $   (35,930)    $   (38,534)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Gain on sale of marketable securities                        -         (25,120)
    Change in operating assets and liabilities:
      Accrued Expenses                                      14,271           4,980
                                                       -----------     -----------
      Cash provided by (used in) continued operations       14,271         (20,140)
Cash provided by discontinued operations                     4,273          14,377
                                                       -----------     -----------
      Net cash used in operating activities            $   (17,386)    $   (44,297)
                                                       ===========     ===========
Cash Flows from Investing Activities:
     Proceeds from sale of marketable securities                 -          30,120
                                                       -----------     -----------
        Net cash provided by investing activities                   -          30,120
                                                       -----------     -----------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                        (17,386)        (14,177)
CASH AND CASH EQUIVALENTS - beginning of period            245,199         270,482
                                                       -----------     -----------
CASH AND CASH EQUIVALENTS - end of period              $   227,813     $   256,305
                                                       ===========     ===========

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statement Presentation

The December 31, 2007 balance sheet data was derived from audited financial statements but does not include all disclosures required by United States generally accepted accounting principles ("GAAP"). In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2008, its results of operations for the three and nine months ended September 30, 2008 and 2007 and its cash flows for the nine months ended September 30, 2008 and 2007.

The statements of operations for the three and nine months ended
September 30, 2008 and 2007 are not necessarily indicative of the results for the full year.

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

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No 141, "Business Combinations" ("SFAS No. 141") and other U.S. GAAP. This FSP is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.

In May 2008, the FASB issued SFAS No 162 "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, "The meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS No. 162 to change it current practice nor does the Company anticipate an effect on its results of operations or financial position.


3. MARKETABLE SECURITIES

During the year ended December 31, 2007, the Company sold all of its securities classified as available-for-sale.

Marketable equity securities sold are as follows:

                                              September 30,
                                          ------------------
                                        2008             2007
                                   -------------     ------------
Selling price                        $        -       $   30,120
Cost                                          -            5,000
                                     ----------       ----------
Realized Gain                        $        -       $   25,120
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

Assets and liabilities of discontinued operations as of September 30, 2008 and December 31, 2007 are summarized as follows:

                                               9/30/2008     12/31/2007
                                               ---------     ----------
                                              (UNAUDITED)    (AUDITED)
Current Assets:
  Accounts receivable, trade                    $    --       $ 2,503
  Prepaid expenses                                  520         2,400
  Property and equipment, net of
    Accumulated depreciation                        325         1,299
                                               --------      --------
      Total Assets of Discontinued Operations       845         6,202
                                               --------      --------
Current Liabilities:
  Payroll taxes withheld and accrued               --           2,131
  Accrued expenses                                8,060         7,013
                                                -------      --------
       Total Liabilities of Discontinued
         Operations                               8,060         9,144
                                               --------      --------
Net Liabilities of Discontinued Operations      $ 7,215       $ 2,942
                                               ========      ========

Loss from discontinued operations as of September 30, 2008 and 2007 are summarized as follows:
                                               9/30/2008    9/30/2007
                                                ---------    ---------
                                               (UNAUDITED)  (UNAUDITED)
Loss from Discontinued Operations:
    Gross Profit                                $     --      $ 21,747
     Salaries - officers                              --       (23,740)
     Employee benefits                            (9,399)      (13,704)
     Professional fees                            (8,060)      (12,080)
     Rent                                         (1,350)      (12,150)
     Other general and administrative             (3,061)      (17,439)
                                                 -------       -------
Total Net Loss from Discontinued Operations      (21,870)      (57,366)
                                                 =======       =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Trends and Uncertainties.

We are no longer conducting operations. We are actively seeking a merger/acquisition candidate which would result in a change of control. There can be no assurance we will find a suitable candidate.

Capital and Source of Liquidity.

We did not pursue any investing activities for the nine months ended September 30, 2008. Comparatively, for the nine months ended September 30, 2007, we had proceeds from sale of marketable securities of $30,120 resulting in net cash flows from investing activities of $30,120.

We did not pursue any financing activities for the nine months ended September 30, 2008 or 2007.

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

For the nine months ended September 30, 2008, we did not earn any revenues. We had a net loss of $35,930 for the nine months ended September 30, 2008. Our operating expenses consisted mainly of the costs related to being a reporting company under the Exchange Act of 1934.

For the nine months ended September 30, 2008, Creative NJ had operating expenses of $20,240 for professional fees necessary to remain a reporting company.

Comparatively, for the nine months ended September 30, 2007, Creative NJ did not earn any revenues. We had a net loss of $38,534 for the nine months ended September 30, 2007. Our operating expenses consisted mainly of the costs related to being a reporting company under the Exchange Act of 1934.

For the nine months ended September 30, 2007, Creative NJ had operating expenses of $25,627 for professional fees necessary to remain a reporting company.

For the three months ended September 30, 2008, we did not earn revenues. We had a net loss of $9,045 for the three months ended
September 30, 2008. Our operating expenses consist mainly of the costs related to being a reporting company under the Exchange Act of 1934.
We paid professional fees of $8,379.

Comparatively, for the three months ended September 30, 2007, we did not earn revenues. We had a net loss of $10,872 for the three months ended September 30, 2007. Our operating expenses consist mainly of the costs related to being a reporting company under the Exchange Act of 1934. For the three months ended September 30, 2007, Creative NJ had operating expenses of $6,680 for professional fees necessary to remain a reporting company.


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

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No 141, "Business Combinations" ("SFAS No. 141") and other U.S. GAAP. This FSP is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.

In May 2008, the FASB issued SFAS No 162 "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, "The meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS No. 162 to change it current practice nor does the Company anticipate an effect on its results of operations or financial position.


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

Item 4T.  Controls and Procedures

During the three months ended September 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION.

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

Dated:  November 19, 2008

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By: /s/ Carmine Catizone
---------------------------
Carmine Catizone, President and Director