Form 10-K
period 2008-12-31
Creative Beauty Supply of New Jersey CORP
filed 2009-03-19
CIK 1290658

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

                       Commission File Number:   0-50773

                Creative Beauty Supply of New Jersey Corporation
              (Exact name of Registrant as specified in its charter)

            NEW JERSEY                        56-2415252
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)


                       380 Totowa Road, Totowa, NJ, 07512
           (Address of principal executive offices, including zip code)

                              (973) 904-0004
         (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share
(Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act. Yes [ ] No [x]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange
     Act.  Yes [ ] No [x]

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [ ]        Accelerated filer          [ ]
Non-accelerated filer    [ ]        Smaller Reporting Company  [x]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

As of June 30, 2008, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

As of March 19, 2009, the registrant had outstanding 10,532,150 shares of Common Stock with a par value of $0.001 per share.

                DOCUMENTS INCORPORATED BY REFERENCE
None

                         TABLE OF CONTENTS

ITEM                                                            PAGE

                               PART I

1. BUSINESS                                                       4
2. PROPERTIES                                                     5
3. LEGAL PROCEEDINGS                                              5
4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            5

                               PART II

5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
     AND ISSUER PURCHASE OF EQUITY SECURITIES                     6
6. SELECTED FINANCIAL DATA                                        6
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION      6
8. FINANCIAL STATEMENTS                                          11
9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURES                                   11
9A(T). CONTROLS AND PROCEDURES                                   11
9B. OTHER INFORMATION                                            12

                               PART III

10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
      PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH
      SECTION 16(a) OF THE EXCHANGE ACT                          13
11. EXECUTIVE COMPENSATION                                       14
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
      MANAGEMENT                                                 15
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
      DIRECTOR INDEPENDENCE                                      16
14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                       16
15. EXHIBITS                                                     17

                                PART I

ITEM 1. DESCRIPTION OF BUSINESS

Creative Beauty Supply of New Jersey Corporation ("Creative NJ" or the "Company") was incorporated in the State of New Jersey on October 1, 2003. It was formed pursuant to a resolution of the board of directors of Creative Beauty Supply Inc. ("CBS"), as a wholly owned subsidiary of that company, a publicly traded New Jersey corporation.

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

On November 30, 2007, Creative NJ's Board of Directors approved a plan to dispose of its wholesale and retail beauty supply business. The Board recognized that this operation has never realized a profit and that sales volumes have been declining each year. Creative NJ's plan was to contact its suppliers and return as much of the inventory as possible and sell the remaining balance to its customers. Creative NJ's objective was to cease all operations by December 31, 2007 and vacate the facility it leased by January 31, 2008. As of December 31, 2007, Creative NJ disposed of all its inventory by way of sales, returns to suppliers and sale to inventory liquidator and ceased its operations.

Creative NJ's current business plan is to attempt to identify and negotiate with a business target for the merger of that entity with and into Creative NJ. In certain instances, a target company may wish to become a subsidiary of Creative NJ or may wish to contribute or sell assets to Creative NJ rather than to merge. No assurances can be given that Creative NJ will be successful in identifying or negotiating with any target company. Creative NJ seeks to provide a method for a foreign or domestic private company to become a reporting or public company whose securities are qualified for trading in the United States secondary markets.

A business combination with a target company normally will involve the transfer to the target company of the majority of the issued and outstanding common stock of Creative NJ, and the substitution by the target company of its own management and board of directors. No assurances can be given that Creative NJ will be able to enter into a business combination, or, if Creative NJ does enter into such a business combination, no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

The current and proposed business activities described herein classify Creative NJ as a blank check company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. Management does not intend to undertake any efforts to cause a market to develop in Creative NJ's securities until such time as Creative NJ has successfully implemented its business plan described herein.


ITEM 2. PROPERTIES.

Creative NJ has no properties and, at this time, has no arrangements to acquire any properties. Creative NJ currently uses for its principal place of business the home office of Mr. Catizone, an officer and director of Creative NJ, at no cost to Creative NJ, an arrangement which management expects will continue until Creative NJ completes an acquisition or merger.


ITEM 3. LEGAL PROCEEDINGS.

Creative NJ is not involved in any legal proceedings at this date.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of the fiscal year ended December 31, 2008, no matters were submitted to a vote of Creative Beauty Supply of New
Jersey Corporation security holders, through the solicitation of proxies.

                               PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a) Market Information. There has been no trading market for Creative NJ's Common Stock for at least the last three years. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Holders. There were approximately 101 record holders of Creative NJ's common stock as of March 19, 2009. The issued and outstanding shares of Creative NJ's common stock were issued in accordance with the exemptions from registration afforded by Sections 3(b) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Dividends. Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on the registrant's common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.

Performance graph.  Not applicable.

Sale of unregistered securities.  None.

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c) Purchases of Equity Securities by the issuers and affiliated purchasers. None.


ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by Creative NJ) that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although Creative NJ believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to Creative NJ's ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in Creative NJ's filings with the Securities and Exchange Commission, including without limitation this Annual Report on Form 10-K.

Critical Accounting Policies
The preparation of our financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2008. As of December 31, 2008 and 2007, Creative NJ has not identified any critical estimates that are used in the preparation of the financial statements.

Trends and Uncertainties
There are no material commitments for capital expenditure at this time. There are no trends, events, or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes form period to period in one or more line items of Creative NJ's financial statements.

Liquidity and Capital Resources
At December 31, 2008, Creative NJ has a cash balance of $200,175, which represents a $45,025 decrease from the $245,200 balance at December 31, 2007. This decrease was primarily the result of cash used in operating activities which enable Creative NJ to satisfy the requirements of a reporting company. Creative NJ's working capital position at December 31, 2008 and 2007 is $183,776 and $231,208, respectively.

The focus of Creative NJ's efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate Creative NJ. Creative NJ does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. Creative NJ's sole expected expenses are comprised of professional fees primarily incident to its reporting requirements.

Discontinued Operations
On November 30, 2007 Creative NJ's Board of Directors approved a plan to dispose of its wholesale and retail beauty supply business. The Board recognized that this operation has never realized a profit and that sales volumes have been declining each year. Creative NJ's plan was to contact its suppliers and return as much of the inventory as possible and sell the remaining balance to its customers. Creative NJ's objective was to ceased all operations by December 31, 2007 and vacate the facility it leased by January 31, 2008. As of December 31, 2007, Creative NJ disposed of all its inventory by way of sales, returns to suppliers and sale to inventory liquidator and ceased its operations.

Assets and liabilities of discontinued operations as of December 31, 2008 and 2007 are summarized as follows:

                                             2008          2007
                                             ----          ----
Current Assets:
Accounts receivable, trade                 $     -       $ 2,503
Prepaid expenses                                 -         2,400
Property and equipment, net of
  Accumulated depreciation                       -         1,299
                                           -------       -------
Total Assets of Discontinued Operations          -         6,202
                                           -------       -------
Current Liabilities:
Payroll taxes withheld and accrued               -         2,131
Accrued expenses                             3,200         7,013
                                           -------       -------
Total Liabilities of Discontinued
  Operations                                 3,200         9,144
                                           -------       -------
Net Liabilities of Discontinued
  Operations                               $ 3,200       $ 2,942
                                           =======       =======

Results of discontinued operations for the years ended December 31, 2008 and 2007 are summarized as follows:

                                             2008          2007
                                             ----          ----
Net Sales                                  $     -       $124,404
Cost of Sales                                    -        119,393
                                           -------       --------
Gross Profit                                     -          5,011
                                           =======       ========
Operating Expenses:
Professional fees                           10,350         14,395

Rent                                         1,350         16,200
Other general and administrative            15,220         73,644
                                          --------       --------
Total Operating Expenses                    26,920        104,239
                                          --------       --------
Loss from Discontinued Operations,
 net of income taxes of -0-               $(26,920)      $(99,228)
                                          ========       ========

Cash flows from discontinued operations for the years ended December 31, 2008 and 2007 are summarized by major classification as follows:

                                             2008          2007
                                             ----          ----
Cash flows used in operating activities    $   258        $45,983
Cash flows from investing activities             -              -
Cash flows from financing activities             -              -
                                           -------        -------
Net cash used in discontinued operations   $   258        $45,983
                                           =======        =======

The components of property and equipment for discontinued operations at December 31, 2008 and 2007 consisted of:

                                             2008          2007
                                             ----          ----
Delivery equipment                         $ 6,497        $ 6,497
Less: accumulated depreciation              (6,497)        (5,198)
                                           -------        -------
Net book value                             $     -        $ 1,299
                                           =======        =======

Depreciation expense included in "Loss from Discontinued Operations" amounted to $1,299 for each of the years ended December 31, 2008 and 2007, respectively.

Wholesale sales consist of sales to beauty salons of merchandise for resale. Sales of merchandise to beauty salons for their own consumption, not for resale, are considered retail sales. All sales to the general public are also considered retail sales.

Net sales from discontinued operations are summarized as follows for the years ended December 31, 2008 and 2007:

                                             2008          2007
                                             ----          ----
Retail                                     $     -      $ 73,797
Wholesale                                        -        50,607
                                           -------      --------
                                           $     -      $124,404
                                           =======      ========

Recent Accounting Pronouncements

In December 2007, the FASB issued FAS 141(R), "Business Combinations - a replacement of FASB Statement No. 141" ("SFAS 141R"), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. Beginning January 1, 2009, Creative NJ will adopt SFAS 141R and the impact of implementing this statement will depend on the nature and significance of business combinations consummated that would be subject to this statement.

In February 2008, the FASB issued FASB Staff Position 157-2 ("FSP 157-2"), which delays the effective date of the application of SFAS No. 157, Fair Value Measurements ("SFAS 157") to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Creative NJ's assets and liabilities subject to the provisions of SFAS 157 are limited to non-recurring non-financial assets such as goodwill and other indefinite lived intangible assets measured at fair value for impairment testing. As such, the adoption of SFAS 157, as amended by FSP 157-2, is deferred until our fiscal year beginning January 1, 2009. Creative NJ does not expect the adoption of SFAS 157, as amended, to have a material impact on its consolidated results of operations or financial position.

In May 2008, the FASB issued SFAS No 162 "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU
Section 411, "The meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." Creative NJ does not expect the adoption of SFAS No. 162 to change it current practice nor does Creative NJ anticipate an effect on its results of operations or financial position.

Management does not believe that any other recently issued, not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Off Balance Sheet Arrangements
None.

Tabular Disclosure of Contractual Obligations
None.


ITEM 8. FINANCIAL STATEMENTS

Creative NJ's financial statements and associated notes are set forth beginning on page 19.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


ITEM 9A(T). CONTROLS AND PROCEDURES

Changes in Internal Controls
During the year ended December 31, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of December 31, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting Management of Creative NJ is responsible for establishing and maintaining adequate internal control over financial reporting as derived in Rule 13a-15(f) under the Securities Exchange Act of 1934.
We have assessed the effectiveness of those internal controls as of December 31, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control Intergrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects Creative NJ's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of Creative NJ's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we did not identify any material weakness in our internal control over financial reporting. Therefore, it is our conclusion that Creative NJ's internal controls over financial reporting were effective as of December 31, 2008.

This annual report does not include an attestation report of Creative NJ's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Creative NJ's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Creative NJ to provide only management's report in this annual report.


ITEM 9B. Other Information

None.

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE; COMPLAINCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name                            Position Held        Term of Office
Carmine Catizone, age 56      President, Director   October 1, 2003
                                                       to present

Daniel Generelli, age 38      Secretary/Treasurer   October 1, 2003
                            Vice-President/Director    to present

Resumes
Carmine Catizone. Mr. Catizone has been President and a director of Creative NJ since its incorporation on October 1, 2003. From June 1988 to July 1994, Mr. Catizone was President and a Director of J&E Beauty Supply, Inc., a retail and wholesale beauty supply distributor. Mr. Catizone served as President and a director of C&C Investments, Inc., a blank check company (now known as T.O.P.S. Medical Corp., which provided chemicals for transportation of organs) from July 1977 to December 1984. From August 1995 to March 19, 2004, Mr. Catizone was President and a director of Creative Beauty Supply, Inc., now Global Digital Solutions, Inc., a SEC reporting company. Mr. Catizone is not currently involved with T.O.P.S. Medical Corp. From June 1980 to December 1985, Mr. Catizone had been district sales manager (engaged in sales of cosmetics) for Chattem Labs. Mr. Catizone received his Bachelor of Science degree from Fairleigh Dickerson University in 1972.

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

Section 16(a) Beneficial Ownership Reporting Compliance
To Creative NJ's knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2008.

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

ITEM 11. EXECUTIVE COMPENSATION

To date, Creative NJ has not entered into employment agreements nor are any contemplated.

                         Annual Compensation                        Awards                 Payouts
                        -------------------                 ----------------------         --------
                                                Other       Restricted  Securities
                                                Annual        Stock      Underlying       LTIP    All Other
Name and                                        Compen-                                            Compen-
Position             Year  Salary($)  Bonus($)  sation($) Awards(#)  Options/SARs(#)  Payouts($)   sation($)
Carmine Catizone     2008     ---      ---       ---        ---           ---            ---          ---
   President         2007  $30,000     ---       ---        ---           ---            ---          ---
                     2006  $30,000     ---       ---        ---           ---            ---          ---

Daniel Generelli     2008     ---      ---       ---        ---           ---            ---          ---
   Sec/Treas         2007  $ 2,030     ---       ---        ---           ---            ---          ---
                     2006  $ 2,260     ---       ---        ---           ---            ---          ---

Board of Directors Compensation
Members of the Board of Directors may receive an amount yet to be determined annually for their participation and will be required to attend a minimum of four meetings per fiscal year. To date, Creative NJ has not paid any directors' fees or expenses.

Other than Mr. Catizone and Mr. Generelli, Creative NJ did not have any significant employees as of the date of this report. There were no family relationships between any of the officers or directors of the Creative NJ. During the fiscal year covered by this report, there were no changes to the procedures by which security holders could recommend nominees to Creative NJ's board of directors.

At this time, Creative NJ's board of directors acts as Creative NJ's audit committee. Similarly, Creative NJ's board of directors has determined that Creative NJ does not have an audit committee financial expert as defined under Securities and Exchange Commission rules.

Current Blank Check Companies
Daniel Generelli is currently an officer and director of Baynon
International Corp.  Baynon is considered a blank check company.

Other than disclosed above, no directors or officers of Creative NJ are presently officers, directors or shareholders in any blank check companies except for Creative NJ. However, one or both of the officers/directors may, in the future, become involved with additional blank check companies.

(b) Compliance with Section 16(a) of the Securities Exchange Act of
1934.

Section 16(a) of the Securities Exchange Act requires Creative NJ's officers and directors, and persons who beneficially own more than ten (10%) percent of a class of equity securities registered pursuant to
Section 12 of the Exchange Act, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the principal exchange upon which such securities are traded or quoted. Reporting Persons are also required to furnish copies of such reports filed pursuant to Section 16(a) of the Exchange Act with Creative NJ.

Based solely on review of the copies of such forms furnished to Creative NJ, Creative NJ's two (2) directors did not file their reports on a timely basis. .

Code of Ethics. Creative has not yet adopted a code of ethics. The board of directors anticipates that it will adopt a code of ethics upon identifying and negotiating with a business target for the merger of that entity with and into Creative NJ, although there is no guarantee that Creative NJ will be able to enter into such a transaction.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Shareholdings at March 19, 2009

                                                         Percentage of
                               Number & Class(1)           Outstanding
Name and Address                  of Shares               Common Shares

Carmine Catizone(4)         Common   3,458,000(direct)        32.83%
10 1/2 Walker Avenue                    80,600(2)(indirect)     .77%
Morristown, NJ 07960

Daniel T. Generelli         Common      40,000                  .38%
24 Kansas Street
Hackensack, NJ 07601

All Directors & Officers    Common   3,498,000(direct)        33.21%
as a group (2 persons)                  80,600(indirect)        .77%

Pasquale Catizone(4)        Common   5,387,500(direct)        51.15%
266 Cedar Street                        10,000(3)(indirect)     .09%
Cedar Grove, NJ 07009

Ram Venture Holdings Corp.  Common     595,054                 5.65%
3040 E. Commercial Blvd.
Fort Lauderdale, FL 33308

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

(4)Carmine Catizone and Pasquale Catizone are brothers.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Certain Relationships and Related Transactions
None.

Director Independence
Creative NJ's board of directors consists of Carmine Catizone and Daniel Generelli. Neither of them is independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2008, there were no transactions with related persons.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2008 and 2007 for professional services rendered by Rotenberg, Meril, Solomon, Bertiger & Guttilla, P.C. ("RMSB&G") for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007, were $17,200 and $14,000, respectively.

Audit related fees. The aggregate fees billed for the fiscal years ended December 31, 2008 and 2007 for assurance and related services by RMSB&G that are reasonably related to the performance of the audit or review of the registrant's financial statements for that fiscal year were $0.

Tax Fees. We did not incur any aggregate tax fees and expenses from RMSB&G for the 2008 and 2007 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from RMSB&G for the 2008 and 2007 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2008 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using RMSB&G solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.


ITEM 15. EXHIBITS
(a) The following documents have been filed as part of this Annual Report on Form 10-K.

1.  Financial Statement Schedules

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

2.  List of Exhibits

(3.1)   Articles of Incorporation(1)
(3.2)   Bylaws(1)
(3.3)   Form of Common Stock Certificate(1)
(10.1)  Renewed Lease Agreement(2)
(10.2) Agreement and Plan of Reorganization between Global Digital Solutions and Creative Beauty Supply, Inc.(3)

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

Date: March 19, 2009

Creative Beauty Supply of New Jersey Corporation

/s/ Carmine Catizone
-------------------------------
By: Carmine Catizone, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Creative Beauty Supply of New Jersey Corporation

Date:  March 19, 2009        /s/ Carmine Catizone
                            ---------------------
                            By: Carmine Catizone
                               President, Chief Executive Officer

       March 19, 2009       /s/Daniel Generelli
                           ----------------------
                           By: Daniel Generelli
                               Chief Financial Officer and
                                Controller

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
INDEX TO FINANCIAL STATEMENTS

                                                              Page
REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM               20
FINANCIAL STATEMENTS:
  Balance Sheets as of December 31, 2008 and 2007              21
  Statements of Operations and Comprehensive Loss
   for the years ended December 31, 2008 and 2007              22
  Statements of Stockholders' Equity for the years
   ended December 31, 2008 and 2007                            23
  Statements of Cash Flows for the years ended
   December 31, 2008 and 2007                                  25
  Notes to Financial Statements                                26

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of Creative Beauty Supply of New Jersey Corporation

We have audited the accompanying balance sheets of Creative Beauty Supply of New Jersey Corporation as of December 31, 2008 and 2007 and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

Saddle Brook, New Jersey
March 16, 2009

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
BALANCE SHEETS
December 31, 2008 and 2007

ASSETS
                                                  2008          2007
                                                 ------        ------
CURRENT ASSETS:
  Cash and cash equivalents                  $  200,175     $  245,200
  Assets of discontinued operations                   -          6,202
                                             ----------     ----------
    TOTAL CURRENT ASSETS                        200,175        251,402
                                             ----------     ----------
TOTAL ASSETS                                 $  200,175        251,402
                                             ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                           $    1,299      $       -
  Accrued expenses                               11,900         11,050
  Liabilities of discontinued operations          3,200          9,144
                                             ----------      ---------
    TOTAL CURRENT LIABILITIES                    16,399         20,194
                                             ----------      ---------
TOTAL LIABILITIES                                16,399         20,194
                                             ----------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001,
   authorized 10,000,000 shares, issued
   and outstanding -0- shares                        -               -
  Common stock, par value $.001, authorized
   100,000,000 shares, issued and
   outstanding 10,532,150 shares                10,532          10,532
  Additional paid-in-capital                   776,108         776,108
  Accumulated deficit                         (602,864)       (555,432)
                                             ---------       ---------
    TOTAL STOCKHOLDERS' EQUITY                 183,776         231,208
                                             ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 200,175       $ 251,402
                                             =========       =========

The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                 2008         2007
                                              ----------   ----------
Revenue                                                -            -
                                              ----------   ----------
Operating Expenses
  Professional fees                               28,186       30,348
                                              ----------   ----------
    Total Operating Expenses                      28,186       30,348
                                              ----------   ----------
Loss from operations                             (28,186)     (30,348)
                                              ----------   ----------
Other Income
  Interest income                                  6,641       10,361
  Gain on sale of marketable securities                -       25,120
  Miscellaneous income                             1,033       14,230
                                              ----------   ----------
    Total Other Income                             7,674       49,711
                                              ----------   ----------
Income (Loss) from Continued Operations          (20,512)      19,363

Discontinuing Operations:
  Loss from discontinued operations              (26,920)     (99,228)
  Income taxes                                         -            -
                                              ----------   ----------
  Loss from Discontinued Operations              (26,920)     (99,228)
                                              ----------   ----------
Net Loss                                         (47,432)     (79,865)
Reclassification adjustment, net of income
   taxes                                               -      (95,000)
                                              ----------   ----------
Total Comprehensive Loss                      $  (47,432)  $ (174,867)
                                              ==========   ==========

Earning (loss) per share:
  Continued Operations basic and diluted
    net loss per common share                 $        -  $         -
                                              ==========   ==========
  Discontinued Operations basic and diluted
    net loss per common share                 $        -  $    (0.01)
                                              ==========   ==========
  Basic and diluted weighted average common
   shares outstanding                         10,532,150   10,532,150
                                              ==========   ==========

The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                   STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                   Common Stock
                                                  $.001 Par Value
                                                  ---------------       Additional
                                                Number                    Paid In
                                               of Shares     Amount       Capital
                                              ----------   ----------   ----------
Balance, December 31, 2006                    10,532,150       10,532      776,108

Reclassification adjustment net of
  -0- income taxes                                     -            -            -

Net loss for the year                                  -            -            -
                                              ----------   ----------   ----------
Balance, December 31, 2007                    10,532,150   $   10,532   $  776,108
Net loss for the year                                  -            -            -
                                              ----------   ----------   ----------
Balance, December 31, 2008                    10,532,150   $   10,532   $  776,108
                                              ==========   ==========   ==========

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
CONTINUED          STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                          Accumulated
                                                             Other
                                             Accumulated  Comprehensive
                                                Deficit      Income        Total
                                              ----------   ----------   ----------
<s>                                           <c>          <c>          <<c>
Balance, December 31, 2006                      (475,567)      95,000      406,073

Reclassification adjustment net of
  -0- income taxes                                     -      (95,000)     (95,000)

Net loss for the year                            (79,865)           -      (79,865)
                                              ----------   ----------   ----------
Balance, December 31, 2007                    $ (555,432)  $        -   $  231,208
Net loss for the year                            (47,432)           -      (47,432)
                                              ----------   ----------   ----------
Balance, December 31, 2008                    $ (602,864)  $        -   $  183,776
                                              ==========   ==========   ==========





The accompanying notes are an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                        STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                 2008         2007
                                              ----------   ----------
Net loss                                      $  (47,432)  $  (79,865)

Adjustments to reconcile net income to net
  cash used by continued operations:
  Gain on sale of marketable securities                -      (25,120)
  Change in operating assets and liabilities:
    Accounts Payable                               1,299            -
    Accrued Expenses                                 850        3,600
                                              ----------    ---------
  Cash provided by (used in) continued
   operations                                      2,149      (21,520)

Cash provided by discontinued operations             258       45,983
                                              ----------   ----------
 Net cash used in operating activities        $  (45,025)  $  (55,402)
                                              ==========   ==========
Cash Flows from Investing Activities:
  Proceeds from sale of marketable securities          -       30,120
                                              ----------   ----------
    Net cash provided by investing activities          -       30,120
                                              ----------   ----------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                     (45,025)     (25,282)
CASH AND CASH EQUIVALENTS - beginning of year    245,200      270,482
                                              ----------   ----------
CASH AND CASH EQUIVALENTS - end of year       $  200,175   $  245,200
                                              ==========   ==========




The accompanying notes are an integral part of these financial statements.

           CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2008 AND 2007

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

Discontinued Operations (see Note 9)
On November 30, 2007 the Company's Board of Directors approved a plan to dispose of its wholesale and retail beauty supply business. The Board recognized that this operation has never realized a profit and that sales volumes have been declining each year. The Company's plan was to contact its suppliers and return as much of the inventory as possible and sell the remaining balance to its customers. The Company's objective was to ceased all operations by December 31, 2007 and vacate the facility it leased by January 31, 2008. As of December 31, 2007, the Company disposed of all its inventory by way of sales, returns to suppliers and sale to inventory liquidator and ceased its operations.

The Company's current business plan is to attempt to identify and negotiate with a business target for the merger of that entity with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or wish to contribute assets to the Company rather than merge.

No assurance can be given that the Company will be successful in identifying or negotiating with any target company. The Company provides a means for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified for trading in the United States secondary market.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation
The Company's consolidated financial statements are prepared in conformity with US generally accepted accounting principles ("GAAP").

           CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2008 AND 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications
Certain prior year amounts related to reporting the disposal of the Company, as discontinued operations, have been reclassified to conform to current year classification.

Use of Estimates
These financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets liabilities, revenues and expenses. The Company continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. The Company bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

Revenue Recognition
Net sales were recognized at the time products are shipped to customers. Over the counter sales are recorded at point of sale.

Cash and Cash Equivalents
For financial statement purposes, short-term investments with an original maturity of ninety days or less and highly liquid investments are considered cash and cash equivalents. Cash and cash equivalents consist of a money market account.

Investments in Available for Sale Securities
The Company considered its investments in equity securities as available-for-sale and reflected the investments at fair value in the accompanying financial statements. Realized gains and losses were recorded in earnings (loss). Changes in unrealized gains or losses are excluded from earnings (loss) and reported as a component of other comprehensive income (loss) in the stockholders' equity section of the balance sheet.

Income Taxes
The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

           CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2008 AND 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Issued Accounting Pronouncements
In December 2007, the FASB issued FAS 141(R), "Business Combinations - a replacement of FASB Statement No. 141" ("SFAS 141R"), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. Beginning January 1, 2009, the Company will adopt SFAS 141R and the impact of implementing this statement will depend on the nature and significance of business combinations consummated that would be subject to this statement.

In February 2008, the FASB issued FASB Staff Position 157-2 ("FSP 157-2"), which delays the effective date of the application of SFAS No. 157, Fair Value Measurements ("SFAS 157") to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company's assets and

           CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2008 AND 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

liabilities subject to the provisions of SFAS 157 are limited to non-recurring non-financial assets such as goodwill and other indefinite lived intangible assets measured at fair value for impairment testing. As such, the adoption of SFAS 157, as amended by FSP 157-2, is deferred until our fiscal year beginning January 1, 2009. The Company does not expect the adoption of SFAS 157, as amended, to have a material impact on its consolidated results of operations or financial position.

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

Management does not believe that any other recently issued, not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Off Balance Sheet Arrangements
The Company does not have any material off balance sheet arrangements. For further discussion on the Company's commitments, refer to Footnote 8 "Commitments".

Tabular Disclosure of Contractual Obligations
None.


3. CONCENTRATION OF CREDIT RISK:
The Company maintains its cash balances with a major bank. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor in 2008 and up to $100,000 in 2007. At December 31, 2008 and 2007, the Company had $0 and $145,200 uninsured cash balances, respectively.

           CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2008 AND 2007

4. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The Company measures its financial assets and liabilities as required by SFAS No. 157, "Fair Value Measurements". Cash and cash equivalents, trade receivables, accounts payable and accrued expenses are carried at book value amounts which approximates fair value due to their short-term maturities.


5. MARKETABLE SECURITIES:
During the year ended December 31, 2007, the Company sold all of its securities classified as available-for-sale.

Marketable equity securities sold are as follows:

                               2008          2007
                               ----          ----
Sales Proceeds              $     -      $ 30,120
Cost Basis                        -         5,000
                            -------      --------
Realized Gain               $     -      $ 25,120
                            =======      ========

The method used to determine the cost of securities sold was actual cost per share.


6. INCOME TAXES:
The deferred income tax assets and liabilities at December 31, 2008 and 2007 relate to temporary differences between the financial statement carrying amounts and their tax basis. Assets and liabilities that give rise to significant portions of the net deferred tax assets and liabilities relate to the following:

                               2008          2007
                               ----          ----
Net operating loss carry
 forwards                    $158,060       $139,960
Capital loss carry
 forwards                      64,440         64,440
                             --------       --------
                              222,500        204,400
Less: Valuation allowance    (222,500)      (204,400)
                             --------       --------
Total                        $      -       $      -
                             ========       ========

A 100% valuation allowance was provided at December 31, 2008 and 2007 as it is uncertain if the deferred tax assets would be utilized. The increase in the valuation allowance was as a result of the increase in the Company's net operating loss.

           CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2008 AND 2007

At December 31, 2008, the Company has unused federal net operating loss carry forwards of approximately $427,000 expiring between 2023 and 2028 and unused New Jersey net operating loss carry forwards of approximately $423,000 expiring between 2012 and 2015.


7. SUPPLEMENTAL CASH FLOW INFORMATION:
There was no interest or income taxes paid during the years ended
December 31, 2008 and 2007.


8. COMMITMENTS:
The Company was obligated as assignee under an operating lease agreement with an unrelated party for the space occupied by its executive offices, store, and warehouse facilities in Totowa, New Jersey. This lease which was the obligation of CGS, was assigned to the Company on January 1, 2004. The lease expired on April 30, 2004, with a monthly rent of $1,300. This lease was renewed in April 2004 for a 35 month term expiring on April 30, 2007 requiring a monthly rent of $1,350. This lease was not renewed and the Company continued to lease the space for $1,350 per month on a month to month basis. The Company vacated the premises during January 2008 in connection with ceasing operations, as discussed in Note 9.

Rent expense for the year ended December 31, 2008 and 2007 was $1,350 and $16,200, respectively.


9. DISCONTINUED OPERATIONS:
On November 30, 2007, the Company's Board of Directors approved a plan to dispose of its wholesale and retail beauty supply business. The Board recognized that this operation has never realized a profit and that sales volumes have been declining each year. The Company's plan was to contact its suppliers and return as much of the inventory as possible and sell the remaining balance to its customers. The Company's objective was to ceased all operations by December 31, 2007 and vacate the facility it leased by January 31, 2008. As of December 31, 2007, the Company disposed of all its inventory by way of sales, returns to suppliers and sale to inventory liquidator and ceased its operations.

           CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2008 AND 2007

Assets and liabilities of discontinued operations as of December 31, 2008 and 2007 are summarized as follows:

                                             2008          2007
                                             ----          ----
Current Assets:
Accounts receivable, trade                 $     -       $ 2,503
Prepaid expenses                                 -         2,400
Property and equipment, net of
  Accumulated depreciation                       -         1,299
                                           -------       -------
Total Assets of Discontinued Operations          -         6,202
                                           -------       -------
Current Liabilities:
Payroll taxes withheld and accrued               -         2,131
Accrued expenses                             3,200         7,013
                                           -------       -------
Total Liabilities of Discontinued
  Operations                                 3,200         9,144
                                           -------       -------
Net Liabilities of Discontinued
  Operations                               $ 3,200       $ 2,942
                                           =======       =======

Results of discontinued operations for the years ended December 31, 2008 and 2007 are summarized as follows:
                                             2008          2007
                                             ----          ----
Net Sales                                 $     -         $124,404
Cost of Sales                                   -          119,393
                                          -------         --------
Gross Profit                                    -            5,011
                                          =======         ========
Operating Expenses:
Professional fees                          10,350           14,395

           CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2008 AND 2007

9. DISCONTINUED OPERATIONS (Continued)

Rent                                        1,350           16,200
Other general and administrative           15,220           73,644
                                         --------         --------
Total Operating Expenses                   26,920          104,239
                                         --------         --------
Loss from Discontinued Operations,
 net of income taxes of -0-              $(26,920)        $(99,228)
                                         ========         ========

Cash flows from discontinued operations for the years ended December 31, 2008 and 2007 are summarized by major classification as follows:

                                             2008          2007
                                             ----          ----
Cash flows used in operating activities    $   258        $45,983
Cash flows from investing activities             -              -
Cash flows from financing activities             -              -
                                           -------        -------
Net cash used in discontinued operations   $   258        $45,983
                                           =======        =======

The components of property and equipment for discontinued operations at December 31, 2008 and 2007 consisted of:

                                             2008          2007
                                             ----          ----
Delivery equipment                         $ 6,497        $ 6,497
Less: accumulated depreciation              (6,497)        (5,198)
                                           -------        -------
Net book value                             $     -        $ 1,299
                                           =======        =======

Depreciation expense included in "Loss from Discontinued Operations" amounted to $1,299 for each of the years ended December 31, 2008 and 2007, respectively.

Wholesale sales consist of sales to beauty salons of merchandise for resale. Sales of merchandise to beauty salons for their own consumption, not for resale, are considered retail sales. All sales to the general public are also considered retail sales.

           CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2008 AND 2007

9. DISCONTINUED OPERATIONS (Continued)

Net sales from discontinued operations are summarized as follows for the years ended December 31, 2008 and 2007:

                                             2008          2007
                                             ----          ----
Retail                                     $     -      $ 73,797
Wholesale                                        -        50,607
                                           -------      --------
                                           $     -      $124,404
                                           =======      ========