Form 10-Q
period 2009-03-31
Creative Beauty Supply of New Jersey CORP
filed 2009-05-12
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q
[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2009
-OR-
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

The number of outstanding shares of the registrant's common stock, April 30, 2009: Common Stock - 10,532,150

             CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                              FORM 10-Q

For the quarterly period ended March 31, 2009

INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at March 31, 2009 (Unaudited)
           and December 31, 2008 (Audited)                     3
         Statements of Operations for the three months
           ended March 31, 2009 and 2008 (Unaudited)           4
         Statements of Cash Flows for the three months
           ended March 31, 2009 and 2008 (Unaudited)           5
         Notes to Financial Statements                         6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       9

Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        10

Item 4T. Controls and Procedures                              10


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                    12

Item 1A. Risk Factors                                         12

Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        12

Item 3.  Defaults upon Senior Securities                      12

Item 4.  Submission of Matters to a Vote of Security
           Holders                                            12

Item 5.  Other Information                                    12

Item 6.  Exhibits                                             12

SIGNATURES                                                    12

                               PART I
                      FINANCIAL INFORMATION

Item I - FINANCIAL STATEMENTS

                CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                             BALANCE SHEETS

                                        March 31,        December 31,
                                           2009              2008
                                     -------------       ------------
                                       (UNAUDITED)        (AUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents        $    198,186       $    200,175
                                    ------------       ------------
      TOTAL CURRENT ASSETS               198,186            200,175
                                    ------------       ------------
TOTAL ASSETS                        $    198,186       $    200,175
                                    ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                 $          -      $       1,299
   Accrued expenses                       19,110             11,900
   Liabilities of discontinued
     operations                                -              3,200
                                    ------------       ------------
      TOTAL CURRENT LIABILITIES           19,110             16,399
                                    ------------       ------------
TOTAL LIABILITIES                         19,110             16,399
                                    ------------       ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.001,
    authorized 10,000,000 shares, issued
      and outstanding -0- shares               -                  -
   Common stock, par value $.001,
    authorized 100,000,000 shares, issued
     and outstanding 10,532,150 shares    10,532             10,532
   Additional paid-in-capital            776,109            776,109
   Accumulated deficit                  (607,565)          (602,865)
                                    ------------       ------------
   TOTAL STOCKHOLDERS' EQUITY            179,076            183,776
                                    ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                            $    198,186       $    200,175
                                    ============       ============


               The accompanying notes are an integral part
                     of these financial statements

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                               (UNAUDITED)

                                    2009         2008
                                 ----------   ----------
Revenue                          $        -   $        -
                                 ----------   ----------
Operating Expenses
  Professional fees                   5,900        6,902
                                 ----------   ----------
    Total Operating Expenses          5,900        6,902
                                 ----------   ----------
Loss From Operations                 (5,900)      (6,902)
                                 ----------   ----------
Other Income:
  Interest income                     1,200        1,899
  Miscellaneous income                    -        1,032
                                 ----------   ----------
    Total Other Income                1,200        2,931
                                 ----------   ----------
Loss from Continued Operations       (4,700)      (3,971)
Discontinuing Operations:
  Loss from discontinued operations       -      (10,953)
                                  ----------  -----------
Net Loss                          $  (4,700)   $ (14,924)
                                 ==========   ===========
Earning (loss) per share:
  Continued Operations basic
    and diluted net loss common
    share per common share         $   0.00     $   0.00
                                   ========     ========
  Discontinued Operations basic and
    diluted net loss common share per
    common share                   $   0.00     $   0.00
                                   ========     ========
  Basic and diluted weighted
   average common shares         10,532,150   10,532,150
   outstanding                   ==========   ==========



              The accompanying notes are an integral part
                    of these financial statements

              CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                       STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                            (UNAUDITED)

                                                2009            2008
                                                ----            ----
Net loss                                   $    (4,700)     $  (14,924)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Decrease in accounts payable                (1,299)              -
    Increase in accrued expenses                 7,210           4,590
                                           -----------     -----------
  Cash provided by continuing operations         5,911           4,590
Cash used in discontinued operations            (3,200)         (1,775)
                                           -----------     -----------
  Net cash used in operating activities         (1,989)        (12,109)
                                           -----------     -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS       (1,989)        (12,109)

CASH AND CASH EQUIVALENTS - beginning of
   period                                       200,175        245,199
                                            -----------     -----------
CASH AND CASH EQUIVALENTS - end of period   $   198,186      $  233,090
                                            ===========     ===========



            The accompanying notes are an integral part
                  of these financial statements

               CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2009 AND 2008
                                 (UNAUDITED)

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

On January 1, 2004, the Company commenced operations in the beauty supply industry at both the wholesale and retail levels. The Company sold cosmetic and beauty supplies to the general public and beauty salons in Northern and Central New Jersey. On November 30, 2007, the Company's Board of Directors approved a plan to dispose of its wholesale and retail beauty supply business. The plan was completed on January 1, 2009. See Note 3.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statement Presentation

The December 31, 2008 balance sheet data was derived from audited financial statements but does not include all disclosures required by United States generally accepted accounting principles. In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2009, its results of operations for the three months ended March 31, 2009 and 2008 and its cash flows for the three months ended March 31, 2009 and 2008.

The statements of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results for the full year.

               CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2009 AND 2008
                                 (UNAUDITED)

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Earnings (Loss) Per Share

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average of number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. There were no dilutive common stock equivalents for all periods presented.

3.  DISCONTINUED OPERATIONS

On November 30, 2007, the Company's Board of Directors approved a plan to dispose of its wholesale and retail beauty supply business. The Board recognized that this operation has never realized a profit and that sales volumes have been declining each year. The Company contacted its suppliers and returned as much of the inventory as possible and sold the remaining balance to its customers. The Company's objective was to cease all operations by December 31, 2007 and vacate the facility it leased by January 31, 2008. The Company completed its plan on January 1, 2009.

Assets and liabilities of discontinued operations as of March 31, 2009 and December 31, 2008 are summarized as follows:

                                          3/31/2009    12/31/2008
                                         (Unaudited)    (Audited)
                                             ----          ----
Total Assets of Discontinued Operations    $     -       $     -
                                           -------       -------
Current Liabilities:
Accrued expenses                                 -         3,200
                                           -------       -------
Total Liabilities of Discontinued
  Operations                                     -         3,200
                                           -------       -------
Net Liabilities of Discontinued
  Operations                               $     -       $ 3,200
                                           =======       =======

               CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2009 AND 2008
                                 (UNAUDITED)

Results of discontinued operations for the three months ended March 31, 2009 and 2008 are summarized as follows:

                                             2009            2008
                                          -------         --------
Gross Profit                              $     -         $      -
                                          -------         --------
Operating Expenses:
Employee benefits                         $     -         $  4,700
Professional fees                               -            2,830
Rent                                            -            1,350
Other general and administrative                -            2,073
                                         --------         --------
Total Operating Expenses                        -           10,953
                                         --------         --------
Loss from Discontinued Operations,
 net of income taxes of $-0-             $      -         $(10,953)
                                         ========         ========


Cash flows from discontinued operations for the three months ended March 31, 2009 and 2008 are summarized by major classification as follows:

                                             2009          2008
                                             ----          ----
Cash flows used in operating activities    $(3,200)       $(1,775)
Cash flows from investing activities             -              -
Cash flows from financing activities             -              -
                                           -------        -------
Net cash used in discontinued operations   $(3,200)       $(1,775)
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

Critical Accounting Policies
The financial statements and accompanying footnotes included in this report have been prepared in accordance with accounting principles generally accepted in the United States with certain amounts based on management's best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors that they believe are reasonable. Actual results could differ from those estimates.

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2009.

Trends and Uncertainties
There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Creative NJ's financial statements.

Liquidity and Capital Resources

At March 31, 2009, Creative Beauty Supply of New Jersey Corporation ("Creative NJ" or the "Company") had a cash balance of $198,186, which represents a $1,989 decrease from the $200,175 balance at December 31, 2008. This decrease was primarily the result of cash used to satisfy the requirements of a reporting company. Creative NJ's working capital balance at March 31, 2009 was $179,076 as compared to a December 31, 2008 balance of $183,776.

The focus of Creative NJ's efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate Creative NJ. Creative NJ has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. Creative NJ does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. Creative NJ presently owns no real property and at this time has no intention of acquiring any such property. Creative NJ's sole expected expenses are comprised of professional fees primarily incident to its reporting requirements.

Results of Operations for the Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008.

On November 30, 2007, Creative NJ's Board of Directors approved a plan to dispose of its wholesale and retail beauty supply business. The Board recognized that this operation has never realized a profit and that sales volumes have been declining each year. Creative NJ contacted its suppliers and returned as much of the inventory as possible and sold the remaining balance to its customers. Creative NJ's objective was to ceased all operations by December 31, 2007 and vacate the facility it leased by January 31, 2008. Creative NJ completed its plan on January 1, 2009.

Creative NJ incurred a net loss of $4,700 in the current period versus a net loss of $14,924 in the prior period. Operating expenses were incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company. For the three months ended March 31, 2009 and 2008, professional fees necessary to remain a reporting company were $5,900 and $6,902, respectively. For the three months ended March 31, 2009 and 2008, Creative NJ incurred losses from discontinued operations of $0 and $10,953, respectively.

During the current and prior period, Creative NJ did not record an income tax benefit due to the uncertainty associated with Creative NJ's ability to merge with an operating company, which might permit Creative NJ to avail itself of those advantages.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.


Item 4T. Controls and Procedures
During the three months ended March 31, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                       PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None.

Item 1A. Risk Factors.  Not applicable for small reporting company.

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

Dated: May 12, 2009

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By: /s/ Carmine Catizone
---------------------------
Carmine Catizone, President and Director













12