Form 10-Q
period 2009-06-30
Creative Beauty Supply of New Jersey CORP
filed 2009-08-07
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q
[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2009
-OR-
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

The number of outstanding shares of the registrant's common stock, July 31, 2009: Common Stock - 10,532,150

             CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                              FORM 10-Q

For the quarterly period ended June 30, 2009

INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at June 30, 2009 (Unaudited)
           and December 31, 2008 (Audited)                     3
         Statements of Operations for the three and six months
           ended June 30, 2009 and 2008 (Unaudited)            4
         Statements of Cash Flows for the six months
           ended June 30, 2009 and 2008 (Unaudited)            5
         Notes to Financial Statements                         6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       9

Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        10

Item 4T. Controls and Procedures                              11


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                    12

Item 1A. Risk Factors                                         12

Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        12

Item 3.  Defaults upon Senior Securities                      12

Item 4.  Submission of Matters to a Vote of Security
           Holders                                            12

Item 5.  Other Information                                    12

Item 6.  Exhibits                                             12

SIGNATURES                                                    12

                               PART I
                      FINANCIAL INFORMATION

Item I - FINANCIAL STATEMENTS

                CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                             BALANCE SHEETS

                                        June 30,        December 31,
                                           2009              2008
                                     -------------      ------------
                                       (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents        $    194,397       $    200,175
                                    ------------       ------------
      TOTAL CURRENT ASSETS               194,397            200,175
                                    ------------       ------------
TOTAL ASSETS                        $    194,397       $    200,175
                                    ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                 $          -      $       1,299
   Accrued expenses                       26,100             11,900
   Liabilities of discontinued
     operations                                -              3,200
                                    ------------       ------------
      TOTAL CURRENT LIABILITIES           26,100             16,399
                                    ------------       ------------
TOTAL LIABILITIES                         26,100             16,399
                                    ------------       ------------

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.001,
    authorized 10,000,000 shares, issued
      and outstanding -0- shares               -                  -
   Common stock, par value $.001,
    authorized 100,000,000 shares, issued
     and outstanding 10,532,150 shares    10,532             10,532
   Additional paid-in-capital            776,109            776,109
   Accumulated deficit                  (618,344)          (602,865)
                                    ------------       ------------
   TOTAL STOCKHOLDERS' EQUITY            168,297            183,776
                                    ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                            $    194,397       $    200,175
                                    ============       ============

               The accompanying notes are an integral part
                     of these financial statements

                  CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 and 2008
                                (UNAUDITED)

                                    Three Months Ended        Six Months Ended
                                         June 30,                  June 30,
                                    2009         2008         2009         2008
                                 ----------   ----------   ----------   ----------
Revenues                        $        -    $       -    $        -    $        -
                                ----------    ---------    ----------    ----------
Operating Expenses
  Professional fees                  11,075        4,959       16,905       11,862
  Other general and administrative      590            -          660            -
                                 ----------   ----------   ----------   ----------
    Total Operating Expenses         11,665        4,959       17,565       11,862
                                 ----------   ----------   ----------   ----------
Loss From Operations                (11,665)      (4,959)     (17,565)     (11,862)
                                 ----------   ----------   ----------   ----------
Other Income
  Interest income                       886        1,609        2,086        3,508
  Miscellaneous income                    -            -            -        1,033
                                 ----------   ----------   ----------   ----------
    Total Other Income                  886        1,609        2,086        4,541
                                 ----------   ----------   ----------   ----------
Operating loss                      (10,779)      (3,350)     (15,479)      (7,321)
                                 ----------   ----------   ----------   ----------
Loss from Continued Operations      (10,779)      (3,350)     (15,479)      (7,321)

Discontinued Operations:
  Loss from discontinued operations       -       (8,612)           -      (19,565)
                                 ----------   ----------   ----------   ----------
      Net Loss                   $  (10,779)  $  (11,962)  $  (15,479)  $  (26,886)
                                 ==========   ==========   ==========   ==========
Loss per share:
  Continued Operations
    basic and diluted net loss
    per common share               $      -     $      -     $      -     $      -
                                   ========     ========     ========     ========
  Discontinued Operations basic
    and diluted net loss per
    common share                   $      -     $      -     $      -     $      -
                                   ========     ========     ========     ========
  Basic and diluted weighted
   average common shares         10,532,150   10,532,150   10,532,150   10,532,150
   outstanding                   ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

             CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                      STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                            (UNAUDITED)

                                                 2009            2008
                                                 ----            ----
Cash flows from Operating Activities:
  Net loss                                  $   (15,479)   $   (26,886)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Decrease in accounts payable               (1,299)              -
      Increase in accrued expenses               14,200           7,480
                                            -----------     -----------
  Cash provided by continuing operations         12,901           7,480
  Cash (used in) provided by discontinued
      operations                                 (3,200)          2,059
                                            -----------     -----------
      Net cash used in operating activities      (5,778)       (17,347)
                                            -----------     -----------
Decrease in Cash and Cash Equivalents            (5,778)       (17,347)

Cash and Cash Equivalents - beginning of
   period                                        200,175        245,199
                                             -----------    -----------
Cash and Cash Equivalents - end of period    $   194,397    $   227,852
                                             ===========    ===========

            The accompanying notes are an integral part
                  of these financial statements

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2009
                             (UNAUDITED)

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statement Presentation

The December 31, 2008 balance sheet data was derived from audited financial statements but does not include all disclosures required by United States generally accepted accounting principles. In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2009, its results of operations for the three and six months ended June 30, 2009 and 2008 and its cash flows for the six months ended June 30, 2009 and 2008.

The statements of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results for the full year.

                 CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2009
                                   (UNAUDITED)

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

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

Reclassifications
Certain prior period amounts have been reclassified to conform to current classifications.


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

Assets and liabilities of discontinued operations as of June 30, 2009 and December 31, 2008 are summarized as follows:

                                       June 30, 2009  December 31, 2008
                                       -------------  -----------------
Total Assets of Discontinued Operations    $     -       $     -
                                           -------       -------
Current Liabilities:
Accrued expenses                                 -         3,200
                                           -------       -------
Total Liabilities of Discontinued
  Operations                                     -         3,200
                                           -------       -------

               CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                              JUNE 30, 2009
                               (UNAUDITED)

Net Liabilities of Discontinued
  Operations                               $     -       $ 3,200
                                           =======       =======

Results of discontinued operations for the three and six months ended June 30, 2009 and 2008 are summarized as follows:

                                           For Three Months Ended,
                                       June 30, 2009   June 30, 2008
                                          -------         --------
Revenue                                  $      -         $      -
                                         --------         --------
Operating Expenses:
Employee benefits                        $      -         $  4,699
Professional fees                               -            3,340
Rent                                            -                -
Other general and administrative                -              573
                                         --------         --------
Total Operating Expenses                        -            8,612
                                         --------         --------
Loss from Discontinued Operations        $      -         $ (8,612)
                                         ========         ========

                                           For Six Months Ended,
                                       June 30, 2009   June 30, 2008
                                          -------         --------
Revenue                                  $      -         $      -
                                         --------         --------
Operating Expenses:
Employee benefits                        $      -         $  9,399
Professional fees                               -            6,170
Rent                                            -            1,350
Other general and administrative                -            2,646
                                         --------         --------
Total Operating Expenses                        -           19,565
                                         --------         --------
Loss from Discontinued Operations        $      -         $(19,565)
                                         ========         ========

Cash flows from discontinued operations for the six months ended June 30, 2009 and 2008 are summarized by major classification as follows:

                                       June 30, 2009   June 30, 2008
                                           -------       --------
Cash flows (used in) provided by
  operating activities                     $(3,200)       $ 2,059
Cash flows from investing activities             -              -
Cash flows from financing activities             -              -
                                           -------        -------
Net cash (used in) provided by
  discontinued operations                  $(3,200)       $ 2,059
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

Creative Beauty Supply of New Jersey Corporation ("Creative NJ" or the "Company") undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies as of and for the six months ended June 30, 2009.

Trends and Uncertainties
There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Creative NJ's financial statements.

Liquidity and Capital Resources
At June 30, 2009, Creative NJ had a cash balance of $194,397, which represents a $5,778 decrease from the $200,175 balance at December 31, 2008. This decrease was primarily the result of cash used to satisfy the requirements of a reporting company.

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

Discontinued Operations
On November 30, 2007, Creative NJ's Board of Directors approved a plan
to dispose of its wholesale and retail beauty supply business.   The
Board recognized that this operation has never realized a profit and that sales volumes have been declining each year. Creative NJ contacted its suppliers and returned as much of the inventory as possible and sold the remaining balance to its customers. Creative NJ's objective was to cease all operations by December 31, 2007 and vacate the facility it leased by January 31, 2008. Creative NJ completed its plan on January 1, 2009.

Results of Operations for the Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008.

Creative NJ incurred a net loss of $10,779 in the current period versus a net loss of $11,962 in the prior period. Operating expenses were incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company. For the three months ended June 30, 2009 and 2008, professional fees necessary to remain a reporting company were $11,075 and $4,959, respectively. For the three months ended June 30, 2009 and 2008, Creative NJ incurred losses from discontinued operations of $0 and $8,612, respectively.

Results of Operations for the Six Months Ended June 30, 2009 compared to the Six Months Ended June 30, 2008.


Creative NJ incurred a net loss of $15,479 in the current period versus a net loss of $26,886 in the prior period. Operating expenses were incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company. For the six months ended June 30, 2009 and 2008, professional fees necessary to remain a reporting company were $16,905 and $11,862, respectively. For the six months ended June 30, 2009 and 2008, Creative NJ incurred losses from discontinued operations of $0 and $19,565, respectively.

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

Item 4T. Controls and Procedures
During the six months ended June 30, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of June 30, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: August 7, 2009

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By: /s/ Carmine Catizone
---------------------------
Carmine Catizone, President and Director




12