Form 10-Q
period 2009-09-30
Creative Beauty Supply of New Jersey CORP
filed 2009-11-04
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q
[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2009
-OR-
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

                   Commission File Number 0-50773

            Creative Beauty Supply of New Jersey Corporation
                 (Exact name of Registrant in its charter)

              New Jersey                       56-2415252
 (State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification
                                      number)

266 Cedar Street, Cedar Grove, New Jersey         07009
-----------------------------------------      ----------
(Address of Principal Executive Offices)        (Zip Code)

Baynon's Telephone Number, Including Area Code: (973) 239-2952

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

The number of outstanding shares of the registrant's common stock, October 31, 2009: Common Stock - 10,532,150

             CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                              FORM 10-Q
                               Index

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets at September 30, 2009
           and December 31, 2008                                3
         Statements of Operations for the three and nine months
           ended September 30, 2009 and 2008                    4
         Statements of Cash Flows for the nine months
           ended September 30, 2009 and 2008                    5
         Notes to Financial Statements                          6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations        9

Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                         11

Item 4T. Controls and Procedures                               11


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                     12

Item 1A. Risk Factors                                          12

Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                         12

Item 3.  Defaults upon Senior Securities                       12

Item 4.  Submission of Matters to a Vote of Security
           Holders                                             12

Item 5.  Other Information                                     12

Item 6.  Exhibits                                              12

SIGNATURES                                                     12

                               PART I
                      FINANCIAL INFORMATION

Item I - FINANCIAL STATEMENTS

                CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                             BALANCE SHEETS

                                     September 30,        December 31,
                                           2009              2008
                                     -------------      ------------
                                       (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents        $    178,280       $    200,175
                                    ------------       ------------
      TOTAL CURRENT ASSETS               178,280            200,175
                                    ------------       ------------
TOTAL ASSETS                        $    178,280       $    200,175
                                    ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                 $      3,600      $       1,299
   Accrued expenses                       11,650             11,900
   Liabilities of discontinued
     operations                                -              3,200
                                    ------------       ------------
      TOTAL CURRENT LIABILITIES           15,250             16,399
                                    ------------       ------------
TOTAL LIABILITIES                         15,250             16,399
                                    ------------       ------------

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.001,
    authorized 10,000,000 shares, issued
      and outstanding -0- shares               -                  -
   Common stock, par value $.001,
    authorized 100,000,000 shares, issued
     and outstanding 10,532,150 shares    10,532             10,532
   Additional paid-in-capital            776,109            776,109
   Accumulated deficit                  (623,611)          (602,865)
                                    ------------       ------------
   TOTAL STOCKHOLDERS' EQUITY            163,030            183,776
                                    ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                            $    178,280       $    200,175
                                    ============       ============

               The accompanying notes are an integral part
                     of these financial statements

                  CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                           STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                    Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                    2009         2008         2009         2008
                                 ----------   ----------   ----------   ----------
Revenues                        $        -    $       -    $        -    $        -
                                ----------    ---------    ----------    ----------
Operating Expenses
  Professional fees                   5,828        8,379       22,733       20,240
  Other general and administrative       53            -          713            -
                                 ----------   ----------   ----------   ----------
    Total Operating Expenses          5,881        8,379       23,446       20,240
                                 ----------   ----------   ----------   ----------
Loss From Operations                 (5,881)      (8,379)     (23,446)     (20,240)
                                 ----------   ----------   ----------   ----------
Other Income
  Interest income                       613        1,639        2,700        5,147
  Miscellaneous income                    -            -            -        1,033
                                 ----------   ----------   ----------   ----------
    Total Other Income                  613        1,639        2,700        6,180
                                 ----------   ----------   ----------   ----------
Operating loss                       (5,268)      (6,740)     (20,746)     (14,060)
                                 ----------   ----------   ----------   ----------
Loss from Continued Operations       (5,268)      (6,740)     (20,746)     (14,060)

Loss from Discontinued Operations         -       (2,305)           -      (21,870)
                                 ----------   ----------   ----------   ----------
      Net Loss                   $   (5,268)  $   (9,045)  $  (20,746)  $  (35,930)
                                 ==========   ==========   ==========   ==========
Loss per share:
  Continued Operations:
    basic and diluted net loss
    per common share               $      -     $      -     $      -     $      -
                                   ========     ========     ========     ========
  Discontinued Operations:
    basic and diluted net loss
    per common share               $      -     $      -     $      -     $      -
                                   ========     ========     ========     ========
  Basic and diluted weighted
   average common shares         10,532,150   10,532,150   10,532,150   10,532,150
   outstanding                   ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

             CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                      STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                            (UNAUDITED)

                                                 2009            2008
                                                 ----            ----
Cash flows from Operating Activities:
  Net loss                                  $   (20,746)   $   (35,930)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Increase in accounts payable                2,301              -
     (Decrease) increase in accrued expenses       (250)        14,271
                                            -----------    -----------
  Cash used in continuing operations            (18,695)       (21,659)
  Cash (used in) provided by discontinued
      operations                                 (3,200)         4,273
                                            -----------    -----------
      Net cash used in operating activities     (21,895)       (17,386)
                                            -----------    -----------
Decrease in Cash and Cash Equivalents           (21,895)       (17,386)

Cash and Cash Equivalents - beginning of
   period                                        200,175       245,199
                                             -----------   -----------
Cash and Cash Equivalents - end of period    $   178,280   $   227,813
                                             ===========   ===========

            The accompanying notes are an integral part
                  of these financial statements

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2009
                             (UNAUDITED)

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statement Presentation

The December 31, 2008 balance sheet data was derived from audited financial statements but does not include all disclosures required by United States generally accepted accounting principles. In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2009, its results of operations for the three and nine months ended September 30, 2009 and 2008 and its cash flows for the nine months ended September 30, 2009 and 2008.

The statements of operations for the three and nine months ended
September 30, 2009 and 2008 are not necessarily indicative of the results for the full year.

                 CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2009
                                   (UNAUDITED)

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

We have evaluated subsequent events through November 4, 2009, the date of the issuance of the financial statements.

Earnings (Loss) Per Share

The Company computes earnings or loss per share in accordance with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 260. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. There were no dilutive common stock equivalents for all periods presented.

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

Recently Issued Accounting Standards
Effective July 1, 2009, the FASB's ASC became the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States ("GAAP"). The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our financial statements have been changed to refer to the appropriate section of ASC.


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

                 CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2009
                                 (UNAUDITED)

Assets and liabilities of discontinued operations as of September 30, 2009 and December 31, 2008 are summarized as follows:

                                      Sept. 30, 2009  December 31, 2008
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
                                           =======       =======

Results of discontinued operations for the three and nine months ended September 30, 2009 and 2008 are summarized as follows:

                     For Three Months Ended,  For the Nine Months Ended
                          September 30,           September 30,
                         2009        2008       2009        2008
                        ------      ------     ------      ------
Revenue                 $     -     $     -    $     -     $     -
                        -------     -------    -------     -------
Operating Expenses:
Employee benefits             -           -          -       9,399
Professional fees             -       1,890          -       8,060
Rent                          -           -          -       1,350
Other general and
  administrative              -         415          -       3,061
                        -------     -------    -------     -------
Total Operating
  Expenses                    -       2,305          -      21,870
                        -------     -------    -------     -------
Loss from Discontinued
  Operations           $      -     $(2,305)   $     -    $(21,870)
                       ========     =======    =======    ========

Cash flows from discontinued operations for the nine months ended
September 30, 2009 and 2008 are summarized by major classification as follows:

                                             2009           2008
                                           -------       --------
Cash flows (used in) provided by
  operating activities                     $(3,200)       $ 4,273
Cash flows from investing activities             -              -
Cash flows from financing activities             -              -
                                           -------        -------
Net cash (used in) provided by
  discontinued operations                  $(3,200)       $ 4,273
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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies as of and for the nine months ended September 30, 2009.

Trends and Uncertainties
There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Creative NJ's financial statements.

Liquidity and Capital Resources
At September 30, 2009, Creative NJ had a cash balance of $178,280, which represents a $21,895 decrease from the $200,175 balance at December 31, 2008. This decrease was primarily the result of cash used to satisfy the requirements of a reporting company.

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

Results of Operations for the Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008.

Creative NJ incurred a net loss of $5,268 in the current period versus a net loss of $9,045 in the prior period. Operating expenses were incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company. For the three months ended September 30, 2009 and 2008, professional fees necessary to remain a reporting company were $5,828 and $8,379, respectively. For the three months ended September 30, 2009 and 2008, Creative NJ incurred losses from discontinued operations of $0 and $2,305, respectively.

Results of Operations for the Nine Months Ended September 30, 2009 compared to the Nine Months Ended September 30, 2008.

Creative NJ incurred a net loss of $20,746 in the current period versus a net loss of $35,930 in the prior period. Operating expenses were incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company. For the nine months ended September 30, 2009 and 2008, professional fees necessary to remain a reporting company were $22,733 and $20,240, respectively. For the nine months ended September 30, 2009 and 2008, Creative NJ incurred losses from discontinued operations of $0 and $21,870, respectively.

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

Item 4T. Controls and Procedures
During the three months ended September 30, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November 4, 2009

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By: /s/ Carmine Catizone
---------------------------
Carmine Catizone, President and Director




4