Form 10-K
period 2009-12-31
Creative Beauty Supply of New Jersey CORP
filed 2010-03-26
CIK 1290658

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Large accelerated filer  [ ]        Accelerated filer          [ ]
Non-accelerated filer    [ ]        Smaller Reporting Company  [x]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

As of February 28, 2010, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

As of February 28, 2010, the registrant had outstanding 10,532,150 shares of Common Stock with a par value of $0.001 per share.

                DOCUMENTS INCORPORATED BY REFERENCE
None

                         TABLE OF CONTENTS

ITEM                                                            PAGE

                               PART I

1.  BUSINESS                                                      4
1A. RISK FACTORS                                                  5
1B. UNRESOLVED STAFF COMMENTS                                     5
2.  PROPERTIES                                                    5
3.  LEGAL PROCEEDINGS                                             5
4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           6

                               PART II

5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
     AND ISSUER PURCHASES OF EQUITY SECURITIES                    7
6.  SELECTED FINANCIAL DATA                                       7
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION 7 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
    MARKET RISK                                                   9
8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  10
9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURES                                   10
9A(T). CONTROLS AND PROCEDURES                                   10
9B. OTHER INFORMATION                                            11

                               PART III

10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
      PERSONS, AND CORPORATE GOVERNANCE                          12
11. EXECUTIVE COMPENSATION                                       13
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
      MANAGEMENT                                                 14
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
      DIRECTOR INDEPENDENCE                                      15
14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                       15

                               PART IV

15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                     17

                                PART I

ITEM 1. BUSINESS

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

Corporate Operations

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


ITEM 1A.  RISK FACTORS

Not applicable


ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable


ITEM 2. PROPERTIES

Creative NJ has no properties and, at this time, has no arrangements to acquire any properties. Creative NJ currently uses for its principal place of business the home office of Carmine Catizone, an officer and director of Creative NJ, at no cost to Creative NJ, an arrangement which management expects will continue until Creative NJ completes an acquisition or merger.


ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against Creative NJ.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the last quarter of the fiscal year ended December 31, 2009, no matters were submitted to a vote of Creative Beauty Supply of New
Jersey Corporation security holders, through the solicitation of proxies or otherwise.

                               PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information. There has been no trading market for Creative NJ's Common Stock for at least the last three years. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

	Holders. There were approximately 101 record holders of Creative NJ's common stock as of March 19, 2010. The issued and outstanding shares of Creative NJ's common stock were issued in accordance with the exemptions from registration afforded by Sections 3(b) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

	Performance graph.  Not applicable.

	Sale of unregistered securities.  None.

(b)  Use of Proceeds.  Not applicable.

(c) Purchases of Equity Securities by the issuers and affiliated purchasers. None.


ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by Creative NJ) that look forward in time, are forward- looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although Creative NJ believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performances or achievements to differ materially from those expressed or implied by those statements. These risk, uncertainties and other factors include, but are not limited to Creative NJ's ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in Creative NJ's filing with the Securities and Exchange Commission, including without limitation this Annual Report on Form
10-K.

Critical Accounting Policies
The preparation of our financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2009. As of December 31, 2009 and 2008, Creative NJ has not identified any critical estimates that are used in the preparation of the financial statements.

Trends and Uncertainties
There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Creative NJ's financial statements.

Liquidity and Capital Resources
At December 31, 2009, Creative Beauty Supply of New Jersey Corporation ("Creative NJ" or the "Company") had a cash balance of $177,253, which represents a $22,922 decrease from the $200,175 balance at December 31, 2008. This decrease was primarily the result of cash used to satisfy the requirements of a reporting company. Creative NJ's working capital balance at December 31, 2009 was $157,175, as compared to a December 31, 2008 balance of $183,776.

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

Recent Issued Accounting Standards
Effective July 1, 2009, the Financial Accounting Standards Board's
(FASB) Accounting Standards Codification (ASC) became the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States ("GAAP"). The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our financial statements have been changed to refer to the appropriate section of ASC.

Results of Operations for the Year Ended December 31, 2009 compared to the Year Ended December 31, 2008
Creative NJ incurred a net loss of $26,601 in 2009 versus a net loss of $47,432 in 2008. Operating expenses were incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company. For the years ended December 31, 2009 and 2008, professional fees necessary to remain a reporting company were $29,045 and $28,186, respectively. For the years ended December 31, 2009 and 2008, Creative NJ incurred losses from discontinued operations of $-0- and $26,920, respectively.

During the current and prior period, Creative NJ did not record an income tax benefit due to the uncertainty associated with Creative NJ's ability to merge with an operating company, which might permit Creative NJ to avail itself of those advantages.

Off Balance Sheet Arrangements
None.

Disclosure of Contractual Obligations
None.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Creative NJ's financial statements and associated notes are set forth beginning on page 19.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.


ITEM 9A(T). CONTROLS AND PROCEDURES
Changes in Internal Controls
During the year ended December 31, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of December 31, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting Management of Creative NJ is responsible for establishing and maintaining adequate internal control over financial reporting as derived in Rule 13a-15(f) under the Securities Exchange Act of 1934.
We have assessed the effectiveness of those internal controls as of December 31, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control Intergrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects Creative NJ's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of Creative NJ's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we did not identify any material weakness in our internal control over financial reporting. Therefore, it is our conclusion that Creative NJ's internal controls over financial reporting were effective as of December 31, 2009.

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


ITEM 9B. OTHER INFORMATION

None.

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE

Name                            Position Held        Term of Office
Carmine Catizone, age 57      President, Director   October 1, 2003
                                                       to present

Daniel Generelli, age 39      Secretary/Treasurer   October 1, 2003
                            Vice-President/Director    to present

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

Code of Ethics
Creative NJ has not yet adopted a code of ethics. The board of directors anticipates that it will adopt a code of ethics upon identifying and negotiating with a business target for the merger of that entity with and into Creative NJ, although there is no guarantee that Creative NJ will be able to enter into such a transaction.

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


ITEM 11. EXECUTIVE COMPENSATION

To date, Creative NJ has not entered into employment agreements nor are any contemplated.

                         Annual Compensation                        Awards                 Payouts
                        -------------------                 ----------------------         --------
                                                Other       Restricted  Securities
                                                Annual        Stock      Underlying       LTIP    All Other
Name and                                        Compen-                                            Compen-
Position             Year  Salary($)  Bonus($)  sation($) Awards(#)  Options/SARs(#)  Payouts($)   sation($)
Carmine Catizone     2009     ---      ---       ---        ---           ---            ---          ---
   President         2008     ---      ---       ---        ---           ---            ---          ---
                     2007  $30,000     ---       ---        ---           ---            ---          ---

Daniel Generelli     2009     ---      ---       ---        ---           ---            ---          ---
   Sec/Treas         2008     ---      ---       ---        ---           ---            ---          ---
                     2007  $ 2,030     ---       ---        ---           ---            ---          ---

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

Shareholdings at February 28, 2010

                                                         Percentage of
                               Number & Class(1)           Outstanding
Name and Address                  of Shares               Common Shares

Carmine Catizone(3)         Common   3,458,000(direct)        32.83%
10 1/2 Walker Avenue                    80,600(2)(indirect)     .77%
Morristown, NJ 07960

Daniel T. Generelli         Common      40,000                  .38%
24 Kansas Street
Hackensack, NJ 07601

All Directors & Officers    Common   3,498,000(direct)        33.21%
as a group (2 persons)                  80,600(indirect)        .77%

Pasquale Catizone(3)        Common   5,397,500(direct)        51.24%
266 Cedar Street
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

(3)Carmine Catizone and Pasquale Catizone are brothers.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Certain Relationships and Related Transactions
None.

Director Independence
Creative NJ's board of directors consists of Carmine Catizone and Daniel Generelli. Neither of them is independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2009, there were no transactions with related persons.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2009 and 2008 for professional services rendered by Rotenberg, Meril, Solomon, Bertiger & Guttilla, P.C. ("RMSB&G") for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 and 2008, were $15,600 and $17,200 respectively.

Audit related fees. The aggregate fees billed for the fiscal years ended December 31, 2009 and 2008 for assurance and related services by RMSB&G that are reasonably related to the performance of the audit or review of the registrant's financial statements for that fiscal year were $6,000 and $7,200.

Tax Fees. We did not incur any aggregate tax fees and expenses from RMSB&G for the 2009 and 2008 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from RMSB&G for the 2009 and 2008 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2009 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using RMSB&G solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                                 Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm
Balance Sheet at December 31, 2009 and 2008
Statements of Operations for the years ended December 31, 2009 and 2008 Statement of Changes in Stockholders' Equity for the years ended
December 31, 2009 and 2008
Statements of Cash Flows for the years ended December 31, 2009 and 2008 Notes to Financial Statements

 (a)(2) List of financial statement schedules included in Part IV hereof:
None.

(a)(3) Exhibits

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

Date: March 26, 2010

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

Creative Beauty Supply of New Jersey Corporation

Date:  March 26, 2010        /s/ Carmine Catizone
                            ---------------------
                            By: Carmine Catizone
                               President, Chief Executive Officer

       March 26, 2010       /s/Daniel Generelli
                           ----------------------
                           By: Daniel Generelli
                               Chief Financial Officer and
                                Controller

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
INDEX TO FINANCIAL STATEMENTS

                                                              Page
REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM               20
FINANCIAL STATEMENTS:
  Balance Sheets as of December 31, 2009 and 2008              21
  Statements of Operations and Comprehensive Loss
   for the years ended December 31, 2009 and 2008              22
  Statements of Stockholders' Equity for the years
   ended December 31, 2009 and 2008                            23
  Statements of Cash Flows for the years ended
   December 31, 2009 and 2008                                  24
  Notes to Financial Statements                                25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Creative Beauty Supply of New Jersey Corporation

We have audited the accompanying balance sheets of Creative Beauty Supply of New Jersey Corporation as of December 31, 2009 and 2008 and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

Saddle Brook, New Jersey
March 15, 2010

             CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                             BALANCE SHEETS
                      DECEMBER 31, 2009 AND 2008

                                                  2009        2008
CURRENT ASSETS:

Cash and cash equivalents                    $  177,253  $  200,175
                                             ----------  ----------
            TOTAL CURRENT ASSETS                177,253     200,175
                                             ----------  ----------
TOTAL ASSETS                                 $  177,253  $  200,175
                                             ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

	Accounts payable                             $    7,278  $    1,299
	Accrued expenses                                 12,800      11,900
	Liabilities of discontinued operations                -       3,200
                                             ----------  ----------

		TOTAL CURRENT LIABILITIES            20,078      16,399
                                             ----------  ----------
TOTAL LIABILITIES                                20,078      16,399
                                             ----------  ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
	Preferred stock, par value $.001,
  authorized 10,000,000 shares, issued
  and outstanding -0- shares                          -           -
	Common stock, par value $.001,
	  authorized 100,000,000 shares, issued
	  and outstanding 10,532,150 shares              10,532      10,532
	Additional paid-in capital                      776,109     776,109
	Accumulated deficit                            (629,466)   (602,865)
                                             ----------  ----------
	TOTAL STOCKHOLDERS' EQUITY                      157,175     183,776
                                             ----------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  177,253  $  200,175
                                             ==========  ==========

              The accompanying notes are an integral part
                       of these financial statements

              CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                        STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

                                                     2009         2008
                                                     ----         ----
Revenues                                         $       -   $       -
                                                 ---------   ---------

Operating Expenses:
	Professional fees                                   29,045      28,186
	Other general and administrative                       710           -
                                                 ---------   ---------
		Total Operating Expenses                29,755      28,186
                                                 ---------   ---------
Loss From Operations                              ( 29,755)    (28,186)
                                                 ---------   ---------
Other Income:
	Interest income                                      3,154       6,641
	Miscellaneous income                                     -       1,033
                                                 ---------   ---------
		Total Other Income                       3,154       7,674
                                                 ---------   ---------
Loss from Continuing Operations                    (26,601)    (20,512)

Loss from Discontinued Operations                        -     (26,920)
                                                 ---------   ---------
Net Loss                                         $ (26,601)  $ (47,432)
                                                 =========   =========
Loss per share:
	Continuing Operations:
  basic and diluted net loss
  per common share                               $       -   $       -
                                                 =========   =========

	Discontinued Operations:
   basic and diluted net loss
   per common share                              $       -   $       -
                                                 =========   =========

	Basic and diluted weighted average common shares
	   outstanding                                  10,532,150  10,532,150
                                                ==========  ==========

                The accompanying notes are an integral part
                       of these financial statements

             CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                   STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

                                 Common Stock
                               $ .001 Par Value     Additional
                             Number                   Paid In    Accumulated
                           of Shares       Amount    Capital       Deficit    Total
                           ---------       ------   ----------   -----------  -----
Beginning Balance,
  January 1, 2008         10,532,150     $ 10,532   $ 776,109    $(555,433) $ 231,208

Net loss for the year              -            -           -      (47,432)   (47,432)
                          ----------     --------   ---------    ---------  ---------
Ending Balance,
  December 31, 2008       10,532,150       10,532     776,109     (602,865)   183,776

Net loss for the year              -            -           -      (26,601)   (26,601)
                          ----------     --------   ---------    ---------  ---------
Ending Balance,
  December 31, 2009       10,532,150     $ 10,532   $ 776,109    $(629,466) $ 157,175
                          ==========     ========   =========    =========  =========

                The accompanying notes are an integral part
                       of these financial statements

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                        STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

                                                2009          2008
                                                ----          ----
Cash Flow from Operating Activities
  Net loss                                  $  (26,601)    $  (47,432)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
  Increase in accounts payable                   5,979          1,299
  Increase in accrued expenses                     900            850
                                            ----------     ----------
     Cash provided by continuing operations      6,879          2,149

     Cash (used in) provided by discontinued
       operations                               (3,200)           258
                                            ----------     ----------
	Net cash used in operating activities    (22,922)       (45,025)
                                            ----------     ----------
Decrease in Cash and Cash Equivalents          (22,922)       (45,025)

Cash and Cash Equivalents
  - beginning of year                          200,175        245,200
                                            ----------     ----------
Cash and Cash Equivalents
  - end of year                             $  177,253     $  200,175
                                            ==========     ==========

                  The accompanying notes are an integral part
                       of these financial statements

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2009 AND 2008

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

On January 1, 2004, the Company commenced operations in the beauty supply industry. On November 30, 2007, the Company's Board of Directors approved a plan to dispose of its wholesale and retail beauty supply business. See Note 5. As of January 1, 2009, the Company has had no operations and is a shell company.

The Company's current business plan is to attempt to identify and negotiate with a business target for the merger of that entity with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or wish to contribute assets to the Company rather than merge.

No assurance can be given that the Company will be successful in identifying or negotiating with any target company. The Company provides a means for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified to trading in the United States secondary market.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The Company's financial statements are prepared in conformity with US generally accepted accounting principles ("GAAP").

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

Income Taxes
The Company utilizes Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, "Income Taxes" ("ASC 740"). ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been include in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacting tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings (Loss) Per Share
The Company computes earnings or loss per share in accordance with ASC 260,"Earnings Per Share". Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. There were no dilutive common stock equivalents for all periods presented.

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments

Recently Issued Accounting Standards
Effective July 1, 2009, the FASB's ASC became the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States ("GAAP"). The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our financial statements have been changed to refer to the appropriate section of ASC.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

3.     CONCENTRATION OF CREDIT RISK
The Company maintains its cash balance with a major bank. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor. At December 31, 2009 and 2008 all cash balances were fully insured.

4.     INCOME TAXES

On January 1, 2009 the Company adopted the provisions of ASC Topic 740-10-05, "Accounting for Uncertainty of Income Taxes" ("ASC 740"), related to the accounting for the uncertainty of income taxes. The adoption of ASC 740 did not have an effect on the Company's financial position or results of operations on January 1, 2009 as the Company did not have any unrecognized tax benefits. The Company also evaluated its tax positions as of December 31, 2009 and reached the same conclusion.

The deferred income tax assets and liabilities at December 31, 2009 and 2008 relate to temporary differences between the financial statement carrying amounts and their tax basis. Assets and liabilities that give rise to significant portions of the net deferred tax assets and liabilities relate to the following:

							2009		   2008

Net operating loss carry forwards	   $ 168,760      $ 158,060
Capital loss carry forwards			64,440     	   64,440
                                       ---------      ---------
                                         233,200	  222,500
Less: Valuation allowance               (233,200)	 (222,500)
                                       ---------      ---------
Total                                  $       -	$       -
                                       =========      =========

A 100% valuation allowance was provided at December 31, 2009 and 2008 as it is uncertain if the deferred tax assets would be utilized. The increase in the valuation allowance was a result from the increase in the Company's net operating loss carry forward.

At December 31, 2009, the Company has unused federal net operating loss carry forwards of approximately $454,500 expiring between 2023 and 2029 and unused New Jersey net operating loss carry forwards of approximately $450,400 expiring between 2011 and 2016.

5.    DISCONTINUED OPERATIONS

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

Assets and liabilities of discontinued operations as of December 31, 2009 and 2008 are summarized as follows:


                                                2009          2008
                                                ----          ----

Total Assets of Discontinued Operations        $      -      $      -
                                               --------      --------

Current Liabilities:
Accrued expense                                       -         3,200
                                               --------      --------

Total Liabilities of Discontinued Operations          -         3,200
                                               --------      --------

Net Liabilities of Discontinued Operations     $      -      $  3,200
                                               ========      ========


Results of discontinued operations for the years ended December 31, 2009 and 2008 are summarized as follows:

                                                2009          2008
                                                ----          ----
Gross Profit                                  $        -   $        -
                                              ----------   ----------
Operating Expenses:
  Professional fees                                    -       10,350
  Rent                                                 -        1,350
  Other general and administrative                     -       15,220
                                              ----------   ----------
Total Operating Expenses                               -       26,920
                                              ----------   ----------

Loss from Discontinued Operations,
  net of income taxes of $-0-                 $        -   $  (26,920)
                                              ==========   ==========