Form 10-Q
period 2010-03-31
Creative Beauty Supply of New Jersey CORP
filed 2010-05-11
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q
[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2010
-OR-
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

Creative NJ's Telephone Number, Including Area Code: (973) 239-2952

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

The number of outstanding shares of the registrant's common stock, April 15, 2010: Common Stock - 10,532,150

             CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                              FORM 10-Q
                               Index

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets at March 31, 2010
           and December 31, 2009                                3
         Statements of Operations for the three months
           ended March 31, 2010 and 2009                        4
         Statements of Cash Flows for the three months
           ended March 31, 2010 and 2009                        5
         Notes to Financial Statements                          6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations        8

Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                          9

Item 4T. Controls and Procedures                                9


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                     11

Item 1A. Risk Factors                                          11

Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                         11

Item 3.  Defaults upon Senior Securities                       11

Item 4.  Submission of Matters to a Vote of Security
           Holders                                             11

Item 5.  Other Information                                     11

Item 6.  Exhibits                                              11

SIGNATURES                                                     11

                               PART I
                      FINANCIAL INFORMATION

Item I - FINANCIAL STATEMENTS

             CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                             BALANCE SHEETS

                                        March 31,          December 31,
                                          2010                2009
                                          ----                ----
                                      (Unaudited)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents           $ 166,502           $ 177,253
                                      ---------           ---------
      TOTAL CURRENT ASSETS              166,502             177,253
                                      ---------           ---------
TOTAL ASSETS                          $ 166,502           $ 177,253
                                      =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                    $   9,600           $  7,278
  Accrued expenses                        3,293             12,800
                                      ---------           --------
   TOTAL CURRENT LIABILITIES             12,893             20,078
                                      ---------           --------
TOTAL LIABILITIES                        12,893             20,078
                                      ---------           --------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001,
    authorized 10,000,000 shares,
    issued and outstanding -0- shares        -                   -

  Common stock, par value $.001,
    authorized 100,000,000 shares,
    issued and outstanding
    10,532,150 shares                   10,532              10,532
  Additional paid-in capital           776,109             776,109
  Accumulated deficit                 (633,032)           (629,466)
                                     ---------           ---------
     TOTAL STOCKHOLDERS' EQUITY        153,609             157,175
                                     ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                             $ 166,502           $ 177,253
                                     =========           =========

               The accompanying notes are an integral part
                     of these financial statements

          CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                    STATEMENTS OF OPERATIONS
                          (UNAUDITED)

                                          Three Months Ended
                                              March 31,
                                          ------------------
                                       2010                2009
                                       ----                ----
Revenues                            $        -           $        -

Operating Expenses:
  Professional fees                      3,365                5,900
  Other general and administrative         555                    -
                                    ----------           ----------
    Total Operating Expenses             3,920                5,900
                                    ----------           ----------
Loss From Operations                    (3,920)             ( 5,900)
                                    ----------           ----------
Other Income:
  Interest income                          354                1,200
                                    ----------           ----------
    Total Other Income                     354                1,200
                                    ----------           ----------
Net Loss                            $   (3,566)          $   (4,700)
                                    ==========           ==========

Basic and diluted loss per
   common share                     $        -           $        -
                                    ==========           ==========

Basic and diluted weighted
  average common shares
  outstanding                       10,532,150           10,532,150
                                    ==========           ==========


The accompanying notes are an integral part of these financial statements

             CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                        STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                              (UNAUDITED)

                                           2010                2009
                                           ----                ----
Cash Flows from Operating Activities:
  Net loss                             $  (3,566)           $  (4,700)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Increase (decrease) in
     accounts payable                       2,320              (1,299)
    (Decrease) increase in
     accrued expenses                      (9,505)              7,210
                                        ---------           ---------
        Net cash (used in) provided
         by continuing operations         (10,751)              1,211

Cash used in discontinued operations            -              (3,200)
                                        ---------           ---------
        Net cash used in
         operating activities             (10,751)             (1,989)
                                        ---------           ---------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                             (10,751)             (1,989)

CASH AND CASH EQUIVALENTS
  - beginning of period                   177,253             200,175
                                        ---------           ---------
CASH AND CASH EQUIVALENTS
  - end of period                       $ 166,502           $ 198,186
                                        =========           =========

            The accompanying notes are an integral part
                  of these financial statements

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2010 AND 2009
                            (UNAUDITED)

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statement Presentation

The December 31, 2009 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2010, its results of operations for the three months ended March 31, 2010 and 2009 and its cash flows for the three months ended March 31, 2010 and 2009.

The statements of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2010 AND 2009
                            (UNAUDITED)

Earnings (Loss) Per Share

The Company computes earnings or loss per share in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 260, "Earnings Per Share". Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. There were no dilutive common stock equivalents for all periods presented.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: Our intentions, beliefs and expectations regarding the fair value of all assets and liabilities recorded; our strategies; growth opportunities; product development and introduction relating to new and existing products; the enterprise market and related opportunities; competition and competitive advantages and disadvantages; industry standards and compatibility of our products; relationships with our employees; our facilities, operating lease and our ability to secure additional space; cash dividends; excess inventory, our expenses; interest and other income; our beliefs and expectations about our future success and results; our operating results; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements, our expectations regarding our revenues and customers; investments and interest rates. These statements are subject to risk and uncertainties that could cause actual results and events to differ materially.

Creative Beauty Supply of New Jersey Corporation ("Creative NJ" or the "Company") undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Critical Accounting Policies
The financial statements and accompanying footnotes included in this report has been prepared in accordance with accounting principles generally accepted in the United States with certain amounts based on management's best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors they believe are reasonable. Actual results could differ from those estimates.

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2010.

Trends and Uncertainties
There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Creative NJ's financial statements.

Liquidity and Capital Resources
At March 31, 2010, Creative NJ had a cash balance of $166,502, which represents a $10,751 decrease from the $177,253 balance at December 31, 2009. This decrease was primarily the result of cash used to satisfy the requirements of a reporting company. Creative NJ's working capital balance at March 31, 2010 was $153,609, as compared to a December 31, 2009 balance of $157,175.

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

Results of Operations for the Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009.

Creative NJ incurred a net loss of $3,566 in the current period versus a net loss of $4,700 in the prior period. Operating expenses were incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company. For the three months ended March 31, 2010 and 2009, professional fees necessary to remain a reporting company were $3,365 and $5,900, respectively.

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


Item 4T. Controls and Procedures
During the three months ended March 31, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2010. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                       PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None.

Item 1A. Risk Factors.  Not applicable for smaller reporting company.

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

Dated: May 11, 2010

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By: /s/ Carmine Catizone
---------------------------
Carmine Catizone, President and Director




11