Form 10-Q
period 2010-06-30
Creative Beauty Supply of New Jersey CORP
filed 2010-08-10
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q
[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2010
-OR-
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

The number of outstanding shares of the registrant's common stock, July 31, 2010: Common Stock - 10,532,150

             CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                              FORM 10-Q
                               Index

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets at June 30, 2010
           and December 31, 2009                                3
         Statements of Operations for the three and six
           months ended June 30, 2010 and 2009                  4
         Statements of Cash Flows for the six months
           ended June 30 , 2010 and 2009                        5
         Notes to Financial Statements                          6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations        8

Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                          9

Item 4T. Controls and Procedures                                9


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                     11

Item 1A. Risk Factors                                          11

Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                         11

Item 3.  Defaults upon Senior Securities                       11

Item 4.  Submission of Matters to a Vote of Security
           Holders                                             11

Item 5.  Other Information                                     11

Item 6.  Exhibits                                              11

SIGNATURES                                                     11

                               PART I
                      FINANCIAL INFORMATION

Item I - FINANCIAL STATEMENTS

               CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

                            BALANCE SHEETS

                                           June 30,      December 31,
                                             2010            2009
                                            -------       ----------
                                          (Unaudited)      (Audited)

                               ASSETS

CURRENT ASSETS:
  Cash and cash equivalents               $  166,300       $  177,253
                                          ----------       ----------
      TOTAL CURRENT ASSETS                   166,300          177,253
                                          ----------       ----------
            TOTAL ASSETS                  $  166,300       $  177,253
                                          ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        $   11,000       $    7,278
  Accrued expenses                             4,970           12,800
                                          ----------       ----------
	TOTAL CURRENT LIABILITIES               15,970           20,078
                                          ----------       ----------
            TOTAL LIABILITIES                 15,970           20,078
                                          ----------       ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001,
   authorized 10,000,000 shares, issued
   and outstanding -0- shares                      -                -
  Common stock, par value $.001,
   authorized 10,000,000 shares, issued
   and outstanding 10,532,150 shares          10,532           10,532
  Additional paid-in capital                 776,108          776,109
  Accumulated deficit                       (636,310)        (629,466)
                                          ----------       ----------
      TOTAL STOCKHOLDERS' EQUITY             149,730          157,175
                                          ----------       ----------
            TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY         $  166,300       $  177,253
                                          ==========       ==========

               The accompanying notes are an integral part
                     of these financial statements

              CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

                       STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                           Three Months Ended         Six Months Ended
                                                 June 30,                  June 30,
                                           ------------------         ----------------
                                          2010            2009       2010          2009
                                          ----            ----       ----          ----
Revenues                              $      -         $      -   $      -      $      -
                                      --------         --------   --------      --------
Operating Expenses:
 Professional fees                       4,175           11,075      6,940        16,905
 Other general and administrative            -              590        556           660
                                      --------         --------   --------      --------
      Total Operating Expenses           4,175           11,665      7,496        17,565
                                      --------         --------   --------      --------
Loss From Operations                    (4,175)         (11,665)    (7,496)      (17,565)
                                      --------         --------   --------      --------
Other Income:
  Interest income                          298              886        652         2,086
                                      --------         --------   --------      --------
      Total Other Income                   298              886        652         2,086
                                      --------         --------   --------      --------
Net Loss                              $ (3,877)        $(10,779)  $ (6,844)     $(15,479)
                                      ========         ========   ========      ========
  Basic and diluted net loss
   per common share                   $      -         $      -   $      -      $      -
                                      ========         ========   ========      ========
Basic and diluted weighted average
 common shares outstanding          10,532,150       10,532,150 10,532,150    10,532,150
                                    ==========       ========== ==========    ==========

               The accompanying notes are an integral part
                     of these financial statements

                CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

                          STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
                                (UNAUDITED)

                                             2010           2009
                                             ----           ----
Cash Flows From Operating Activities:
Net loss                                  $ (7,443)      $(15,479)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
  Increase (Decrease) in accounts payable    4,321         (1,299)
 (Decrease) Increase in accrued expenses    (7,831)        14,200
                                          --------       --------
Cash used in continuing operations         (10,953)        (2,578)

Cash used in discontinued operations             -         (3,200)
                                          --------       --------
Net cash used in operating activities      (10,953)        (5,778)
                                          --------       --------
NET DECREASE IN CASH AND CASH
 EQUIVALENTS                               (10,953)        (5,778)

CASH AND CASH EQUIVALENTS
 - beginning of period                     177,253        200,175
                                          --------       --------
CASH AND CASH EQUIVALENTS
 - end of period                          $166,300       $194,397
                                          ========       ========

               The accompanying notes are an integral part
                     of these financial statements

             CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2010 AND 2009
                                (UNAUDITED)

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

No assurance can be given that the Company will be successful in identifying or negotiating with any target company. The Company provides a means for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified for trading in the United Sates secondary market.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statement Presentation

The December 31, 2009 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2010, its results of operations for the three and six months ended June 30, 2010 and 2009 and its cash flows for the six months ended June 30, 2010 and 2009.

The statements of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results for the full year.

             CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

                      NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2010 AND 2009
                                (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual Report on Form 10-K for the year ended December 31, 2009.

Earnings (Loss) Per Share

The Company computes earnings or loss per share in accordance with Financial Accounting Standards Board ("FASB"), Accounting Standards Codification (ASC") 260, "Earnings Per Share". Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. There were no dilutive common stock equivalents for all periods presented.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

Recently Issued Accounting Standards
Management does not believe that any recently issued but not yet effective accounting standard, if currently adopted, would have a material effect on the accompanying financial statements.

3.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financials were issued.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting policies as of and for the six months ended June 30, 2010.

Trends and Uncertainties
There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Creative NJ's financial statements.

Liquidity and Capital Resources
At June 30, 2010, Creative NJ had a cash balance of $166,300, which represents a $10,953 decrease from the $177,253 balance at December 31, 2009. This decrease was primarily the result of cash used to satisfy the requirements of a reporting company. Creative NJ's working capital balance at June 30, 2010 was $149,730, as compared to a December 31, 2009 balance of $157,175.

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

Results of Operations for the Six Months Ended June 30, 2010 compared to the Six Months Ended June 30, 2009.

Creative NJ incurred a net loss of $7,443 in the current period versus a net loss of $15,479 in the prior period. Operating expenses were incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company. For the six months ended June 30, 2010 and 2009, professional fees necessary to remain a reporting company were $7,540 and $16,905, respectively. For the six months ended June 30, 2010 and 2009, Creative NJ incurred losses from discontinued operations of $-0-and $3,200, respectively.

During the current and prior period, Creative NJ did not record an income tax benefit due to the uncertainty associated with Creative NJ's ability to merge with an operating company, which might permit Creative NJ to avail itself of those advantages.

Results of operations for the Three Months Ended June 30, 2010 compared to the Three Months ended June 30, 2009.

Creative NJ incurred a net loss of $3,877 in the current period versus a net loss of $10,779 in the prior period. Operating expense was incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company. For the three months ended June 30, 2010 and 2009 professional fees incurred were $4,175 and $11,075, respectively. For the three months ended June 30, 2010 and 2009, Creative NJ did not incur any losses from discontinued operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4T. Controls and Procedures

During the three months ended June 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2010. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of June 30, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 1A.  Risk Factors
          Not applicable for smaller reporting company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None

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

Dated: August 9, 2010

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By: /s/ Carmine Catizone
---------------------------
Carmine Catizone, President and Director