Form 10-Q
period 2010-09-30
Creative Beauty Supply of New Jersey CORP
filed 2010-11-03
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files).   Yes [ ]   No [ ]

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

The number of outstanding shares of the registrant's common stock, November 3, 2010: Common Stock - 10,532,150

                 BAYNON INTERNATIONAL CORP.
                         FORM 10-Q
                           INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets at September 30, 2010
         and December 31, 2009                                  3

         Statements of Operations for the three and
           nine months ended September 30, 2010 and 2009        4

         Statements of Cash Flows for the nine months
           ended September 30, 2010 and 2009                    5

         Notes to Financial Statements                          6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations        8

Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                          9

Item 4.  Controls and Procedures                                9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                     11

Item 1A. Risk Factors                                          11

Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                         11

Item 3.  Defaults Upon Senior Securities                       11

Item 4.  (Removed and Reserved)                                11

Item 5.  Other Information                                     11

Item 6.  Exhibits                                              11

SIGNATURES                                                     11

             CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

                              BALANCE SHEETS

                                      September 30,     December 31,
                                          2010             2009
                                      ------------      ------------
                                      (Unaudited)

                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents           $    164,699      $    177,253
                                      ------------      ------------
    TOTAL CURRENT ASSETS                   164,699           177,253
                                      ------------      ------------
TOTAL ASSETS                          $    164,699      $    177,253
                                      ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                    $     15,700      $      7,278
  Accrued expenses                           3,298            12,800
                                      ------------      ------------
    TOTAL CURRENT LIABILITIES               18,998            20,078
                                      ------------      ------------
TOTAL LIABILITIES                           18,998            20,078
                                      ------------      ------------

STOCKHOLDERS' DEFICIENCY:
  Preferred stock, par value $.001,
    authorized 10,000,000 shares,
    issued and outstanding -0- shares            -                 -
  Common stock, par value $.001,
    authorized 10,000,000 shares,
    issued and outstanding 10,532,150
    shares                                  10,532            10,532
  Additional paid-in capital               776,109           776,109
  Accumulated deficit                     (640,940)         (629,466)
                                      ------------      ------------
    TOTAL STOCKHOLDERS' EQUITY             145,701           157,175
                                      ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                              $    164,699      $    177,253
                                      ============      ============



               The accompanying notes are an integral part
                      of these financial statements

          CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

                    STATEMENTS OF OPERATIONS
                         (UNAUDITED)


                            Three Months Ended   Nine Months Ended
                               September 30,       September 30,
                            ------------------   ------------------
                             2010       2009       2010      2009
                          ---------- ---------- ---------- ----------
Revenues                  $        - $        - $        - $        -

Operating Expenses:
  Professional fees            4,860      5,828     11,800     22,733
  Miscellaneous                    -         53        556        713
                          ---------- ---------- ---------- ----------
    Total Operating Expenses   4,860      5,881     12,356     23,446
                          ---------- ---------- ---------- ----------
Loss From Operations          (4,860)    (5,881)   (12,356)   (23,446)
                          ---------- ---------- ---------- ----------
Other Income:
  Interest income                230        613        883      2,700
                          ---------- ---------- ---------- ----------
    Total Other Income           230        613        883      2,700
                          ---------- ---------- ---------- ----------
Net Loss                  $   (4,630)$   (5,268)$  (11,474)$  (20,746)
                          ========== ========== ========== ==========
Loss per share:
  Basic and diluted net
    loss per common share $     0.00 $     0.00 $     0.00 $     0.00
                          ========== ========== ========== ==========
Basic and diluted weighted
  average common shares
  outstanding             10,532,150 10,532,150 10,532,150 10,532,150
                          ========== ========== ========== ==========


             The accompanying notes are an integral part
                 of these financial statements

           CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

                    STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
                         (UNAUDITED)

                                               2010         2009
                                            ----------   ----------
Net loss                                    $  (11,474)  $  (20,746)
  Adjustments to reconcile net loss to
    net cash provided by operating
    activities:
    Increase in accounts payable                 8,622        2,301
    Decrease in accrued expenses                (9,702)        (250)
                                            ----------   ----------
    Cash used in continuing operations         (12,554)     (18,695)

  Cash used in discontinued operations               -       (3,200)
                                            ----------   ----------
  Net cash used in operating activities        (12,554)     (21,895)
                                            ----------   ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS      (12,554)     (21,895)

CASH AND CASH EQUIVALENTS - beginning of
  period                                       177,253      200,175
                                            ----------   ----------
CASH AND CASH EQUIVALENTS - end of period   $  164,699   $  178,280
                                            ==========   ==========


                 The accompanying notes are an integral part
                     of these financial statements

          CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

                  NOTES TO FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2010 AND 2009
                            (UNAUDITED)

   1.   THE COMPANY

Creative Beauty Supply of New Jersey Corporation (the "Company") was incorporated in the State of New Jersey on October 1, 2003. It was formed pursuant to a resolution of the board of directors of Creative Beauty Supply, Inc., ("CBS") as a wholly-owned subsidiary of that company, a publicly traded New Jersey corporation. On January 1, 2004, the assets and liabilities of CBS were contributed at book value to the Company, and this subsidiary was then spun-off by CBS to its stockholders. This spin-off was consummated in contemplation of a merger, which occurred on March 19, 2004 between CBS and Global Digital Solution, Inc. ("Global"), a Delaware corporation, whereby the former stockholders of CBS became the owners of 100 percent of the common stock of the Company.

On January 1, 2004, the Company commenced operations in the beauty supply industry at both the wholesale and retail levels. The Company sold cosmetic and beauty supplies to the general public and beauty salons in Northern and Central New Jersey. On November 30, 2008, the Company's Board of Directors approved a plan to dispose of its wholesale and retail beauty supply business. The plan was completed on January 1, 2009.

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

  2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statement Presentation

The December 31, 2009 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2010, its results of operations for the three and nine months ended September 30, 2010 and 2009 and its cash flows for the nine months ended September 30, 2010 and 2009.

The statements of operations for the three and nine months ended
September 30, 2010 and 2009 are not necessarily indicative of the results for the full year.

          CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

                  NOTES TO FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2010 AND 2009
                            (UNAUDITED)

   2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual Report on Form 10-K for the year ended December 31, 2009.

Loss Per Share

The Company computes earnings or loss per share in accordance with Financial Accounting Standards Board Accounting Standards Codification "Earnings Per Share". Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. There were no dilutive common stock equivalents for all periods presented.

Fair Value of Financial Instruments

The carrying amounts in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

Recently Issued Accounting Standards

Management does not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting policies as of and for the nine months ended September 30, 2010.

Trends and Uncertainties
There are no material commitments for capital expenditures at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Creative NJ's financial statements.

Liquidity and Capital Resources
At September 30, 2010, Creative NJ had a cash balance of $164,699, which represents a $12,554 decrease from the $177,253 balance at December 31, 2009. This decrease was primarily the result of cash used to satisfy the requirements of a reporting company. Creative NJ's working capital balance at September 30, 2010 was $145,701, as compared to a December 31, 2009 balance of $157,175.

The focus of Creative NJ's efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate Creative NJ. Creative NJ has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. Creative NJ does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evalutating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. Creative NJ presently owns no real property and at this time has no intention of acquiring any such property. Creative NJ's sole expected expenses are comprised of professional fees primarily incident to its reporting requirements.

Results of Operations for the Nine Months Ended September 30, 2010 compared to the Nine Months Ended September 30, 2009.

Creative NJ incurred a net loss of $11,474 in the current period versus a net loss of $20,746 in the prior period. Operating expenses were incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company were $11,800 and $22,733, respectively. For the nine months ended September 30, 2010 and 2009, Creative NJ incurred losses from discontinued operations of $-0- and $3,200, respectively.

During the current and prior period, Creative NJ did not record an income tax benefit due to the uncertainty associated with Creative NJ's ability to merge with an operating company, which might permit Creative NJ to avail itself of those advantages.

Results of operations for the Three Months Ended September 30, 2010 compared to the Three Months ended September 30, 2009.

Creative NJ incurred a net loss of $4,630 in the current period versus a net loss of $5,268 in the prior period. Operating expense were incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company. For the three months ended September 30, 2010 and 2009 professional fees incurred were $4,860 and $5,828, respectively. For the three months ended September 30, 2010 and 2009, Creative NJ did not incur any losses from discontinued operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4.  Controls and Procedures.

During the three months ended September 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2010. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 1A.  Risk Factors
          Not applicable for smaller reporting company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   (Removed and Reserved)

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

Dated: November 3, 2010

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By: /s/ Carmine Catizone
---------------------------
Carmine Catizone, Chief Executive Officer

/s/Daniel Generelli
-----------------------------
Daniel Generelli
Chief Financial Officer