Form 10-K
period 2010-12-31
Creative Beauty Supply of New Jersey CORP
filed 2011-03-24
CIK 1290658

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

                       Commission File Number:   0-50773

                Creative Beauty Supply of New Jersey Corporation
              (Exact name of Registrant as specified in its charter)

            NEW JERSEY                        56-2415252
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)


               266 Cedar Street, Cedar Grove, New Jersey 07009

           (Address of principal executive offices, including zip code)

                              (973) 239-2952
         (Registrant's telephone number, including area code)


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

Large accelerated filer  [ ]        Accelerated filer          [ ]
Non-accelerated filer    [ ]        Smaller Reporting Company  [x]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

As of March 23, 2011, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

As of March 23, 2011, the registrant had outstanding 10,532,150 shares of Common Stock with a par value of $0.001 per share.

                DOCUMENTS INCORPORATED BY REFERENCE
None

                         TABLE OF CONTENTS

ITEM                                                            PAGE

                               PART I

1.  BUSINESS                                                      4
1A. RISK FACTORS                                                  5
1B. UNRESOLVED STAFF COMMENTS                                     5
2.  PROPERTIES                                                    5
3.  LEGAL PROCEEDINGS                                             5
4. (REMOVED AND RESERVED)                                         5

                               PART II

5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
     AND ISSUER PURCHASES OF EQUITY SECURITIES                    6
6.  SELECTED FINANCIAL DATA                                       6
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION 6 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
    MARKET RISK                                                   8
8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   8
9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURES                                    8
9A. CONTROLS AND PROCEDURES                                       9
9B. OTHER INFORMATION                                            11

                               PART III

10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL
      PERSONS, AND CORPORATE GOVERNANCE                          12
11. EXECUTIVE COMPENSATION                                       14
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
      MANAGEMENT                                                 15
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
      DIRECTOR INDEPENDENCE                                      16
14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                       16

                               PART IV

15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                     18

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

Corporate Operations
On January 1, 2004, Creative NJ commenced operations in the beauty supply industry at both the wholesale and retail levels. On November 30, 2007, Creative NJ's Board of Directors approved a plan to dispose of its wholesale and retail beauty supply business. As of January 1, 2009, Creative NJ has had no operations and is a shell company.

Creative NJ's business plan is to attempt to identify and negotiate with a business target for the merger of that entity with and into Creative NJ. In certain instances, a target company may wish to become a subsidiary of Creative NJ or may wish to contribute or sell assets to Creative NJ rather than to merge. No assurances can be given that Creative NJ will be successful in identifying or negotiating with any target company. Creative NJ seeks to provide a method for a foreign or domestic private company to become a reporting or public company whose securities are qualified for trading in the United States secondary markets.

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


ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.


ITEM 2. PROPERTIES

Creative NJ has no properties and, at this time, has no arrangements to acquire any properties. Creative NJ currently uses for its principal place of business the home office of Pasquale Catizone, a principal shareholder of Creative NJ, at no cost to Creative NJ, an arrangement which management expects will continue until Creative NJ completes an acquisition or merger.


ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against Creative NJ.


ITEM 4. (REMOVED AND RESERVED)

                               PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information. There has been no trading market for Creative NJ's common stock for at least the last three years. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

	Holders. There were approximately 101 record holders of Creative NJ's common stock as of March 23, 2011. The issued and outstanding shares of Creative NJ's common stock were issued in accordance with the exemptions from registration afforded by Sections 3(b) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------
Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by Creative NJ) that look forward in time, are forward- looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts.

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

Creative NJ undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Critical Accounting Policies
----------------------------
The preparation of our financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2009. As of December 31, 2010 and 2009, Creative NJ has not identified any critical estimates that are used in the preparation of the financial statements.

Trends and Uncertainties
------------------------
There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Creative NJ's financial statements.

Liquidity and Capital Resources
-------------------------------
At December 31, 2010, Creative Beauty Supply of New Jersey Corporation had a cash balance of $152,241, which represents a $25,012 decrease from the $177,253 balance at December 31, 2009. This decrease was primarily the result of cash used to satisfy the requirements of a reporting company. Creative NJ's working capital balance at December 31, 2010 was $136,191, as compared to a December 31, 2009 balance of $157,175.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations for the Year Ended December 31, 2010 compared to the Year Ended December 31, 2009.
----------------------------------------------------------------------
Creative NJ incurred a net loss of $20,984 in 2010 versus a net loss of $26,601 in 2009. Operating expenses were incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company. For the year ended December 31, 2010 and 2009, professional fees necessary to remain a reporting company were $21,475 and $29,045, respectively.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
------------------------------------------------
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth below.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls, and the effect of the controls on the information generated for use in this Form 10-K. In the course of the controls evaluation, we sought to identify any past instances of data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This evaluation is performed on a quarterly basis so that the conclusions of management, including the chief executive officer and chief financial officer, concerning the effectiveness of our disclosure controls and procedures can be reported in our periodic reports.

Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of December 31, 2010, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal
Control over Financial Reporting below.

Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

   - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company;
   - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and
   - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, (chief executive officer and chief financial officer), evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. Management's assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based upon management's assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of December 31, 2010, our internal control over financial reporting were ineffective due to the material weaknesses described below.

   1) The registrant did not sufficiently segregate duties over incompatible functions. The registrant's inability to sufficiently segregate duties is due to a small number of personnel.

   2) In conjunction with the lack of segregation of duties, the registrant did not institute specific anti-fraud controls. While management found no evidence of fraudulent activity, certain individuals have access to both accounting records and corporate assets, principally the operating bank account.

Under the rules promulgated by the US Securities and Exchange Commission, the term "material weakness" means a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in internal control over financial reporting does not imply that a material misstatement of the financial statements has occurred, but rather, that there is a reasonable possibility that a material misstatement could occur.

Inherent Limitations over Internal Controls
-------------------------------------------
Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Management, including our chief executive officer and chief accounting officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
There have not been any changes in the registrant's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE

(a) Identity of Officers and Directors

Set forth below are the names of the directors and officers of Creative NJ, all positions and offices with Creative NJ held, the period during which he has served as such, and his business experience during at least the last five (5) years:

Name                            Position Held        Term of Office
Carmine Catizone, age 66      President, Director   October 1, 2003
                                                       to present

Daniel Generelli, age 48      Secretary/Treasurer   October 1, 2003
                            Vice-President/Director    to present

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

Other than Mr. Catizone and Mr. Generelli, Creative NJ did not have any significant employees as of the date of this Report. There were no family relationships between any of the officers or directors of Creative NJ. During the fiscal year covered by this Report, there were no changes to the procedures by which security holders could recommend nominees to Creative NJ's board of directors.

At this time, Creative NJ does not have an audit committee because Creative NJ has not engaged in any business operations for at least the last two years. Creative NJ's board of directors acts as its audit committee. Similarly, Creative NJ's board of directors has determined that it does not have an audit committee financial expert as defined under Securities and Exchange Commission rules.

Current Blank Check Companies
-----------------------------
Daniel Generelli, an officer and director of Creative NJ, is an officer and director of Baynon International Corp., a blank check company. Other than disclosed above, no directors or officers of Creative NJ are presently officers, directors or shareholders in any blank check companies except for Creative NJ. However, one or both of the officers/directors may, in the future, become involved with additional blank check companies.

(b) Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act requires Creative NJ's officers and directors, and persons who beneficially own more than ten (10%) percent of a class of equity securities registered pursuant to
Section 12 of the Exchange Act, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the principal exchange upon which such securities are traded or quoted. Reporting Persons are also required to furnish copies of such reports filed pursuant to Section 16(a) of the Exchange Act with Creative NJ.

Based solely on review of the copies of such forms furnished to Creative NJ, Creative NJ's two (2) directors did not file their reports on a timely basis.

Code of Ethics
--------------
Creative NJ has not yet adopted a code of ethics. The board of directors anticipates that it will adopt a code of ethics upon identifying and negotiating with a business target for the merger of that entity with and into Creative NJ, although there is no guarantee that Creative NJ will be able to enter into such a transaction.

Corporate Governance
--------------------
We have no change in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.


ITEM 11. EXECUTIVE COMPENSATION

To date, Creative NJ has not entered into employment agreements nor are any contemplated.

                         Annual Compensation                        Awards                 Payouts
                        -------------------                 ----------------------         --------
                                                Other
                                                Annual  Restricted    Secruties                   All Other
Name and                                        Compen-   Stock      Underlying         LTIP       Compen-
Position             Year  Salary($)  Bonus($)  sation($) Awards(#)  Options/SARs(#)  Payouts($)   sation($)
Carmine Catizone     2010     ---      ---       ---        ---           ---            ---          ---
   President         2009     ---      ---       ---        ---           ---            ---          ---

Daniel Generelli     2010     ---      ---       ---        ---           ---            ---          ---
   Sec/Treas         2009     ---      ---       ---        ---           ---            ---          ---


Compensation Discussion and Analysis
As of the date of this report, while seeking a business combination, Creative NJ's management anticipates devoting up to five (5) hours per month to the business of Creative NJ. Creative NJ's current officers and directors do not receive any compensation for their services rendered to Creative NJ, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with Creative NJ.

The officers and directors of Creative NJ will not receive any finder's fees, either directly or indirectly, as a result of their efforts to implement Creative NJ's business plan outlined herein. However, the officers and directors of Creative NJ anticipate receiving benefits as shareholders of Creative NJ.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by Creative NJ for the benefit of its employees.

Creative NJ has not entered into any employment agreements with any of its officers, directors, or other persons, and no such agreements are anticipated in the immediate future.

Creative NJ has no other executive compensation elements that would require the inclusion of tabular disclosure or narrative discussion.

Board of Directors Compensation
-------------------------------
Members of the board of directors may receive an amount yet to be determined annually for their participation and will be required to attend a minimum of four meetings per fiscal year. To date, Creative NJ has not paid any directors' fees or expenses.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 23, 2011, certain information regarding the ownership of the common stock by (i) each person known by Creative NJ to be the beneficial owner of more than five (5%) percent of Common Stock, (ii) each of Creative NJ's Directors and Named Executive Officers, as such term is defined under Item 402(a)(3) of Regulation S-K under the Securities Act, and (iii) all of Creative NJ's Executive Officers and Directors as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within sixty (60) days of the date as of which the information is provided.
In computing the ownership percentage of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.

                                                         Percentage of
                               Number & Class             Outstanding
Name and Address                  of Shares               Common Shares

Carmine Catizone(2)         Common   3,458,000(direct)        32.83%
10 1/2 Walker Avenue                    80,600(1)(indirect)     .77%
Morristown, NJ 07960

Daniel T. Generelli         Common      40,000                  .38%
24 Kansas Street
Hackensack, NJ 07601

All Directors & Officers    Common   3,498,000(direct)        33.21%
as a group (2 persons)                  80,600(indirect)        .77%

Pasquale Catizone(2)        Common   5,397,500(direct)        51.24%
266 Cedar Street
Cedar Grove, NJ 07009

Ram Venture Holdings Corp.  Common     595,054                 5.65%
3040 E. Commercial Blvd.
Fort Lauderdale, FL 33308

(1)Carmine Catizone and Phyllis Catizone are husband and wife and are deemed to be the beneficial owners of each other's shares and custodial shares.
(2)Carmine Catizone and Pasquale Catizone are brothers.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Certain Relationships and Related Transactions
----------------------------------------------
None.

Director Independence
---------------------
Creative NJ's board of directors consists of Carmine Catizone and Daniel Generelli. Neither of them is independent as such term is defined by a national securities exchange or an inter-dealer quotation system.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
----------
The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2010 and 2009 for professional services rendered by Rotenberg, Meril, Solomon, Bertiger & Guttilla, P.C. for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2010 and 2009, were $15,600 and $15,600 respectively.

Audit related fees
------------------
The aggregate fees billed for the fiscal years ended December 31, 2010 and 2009 for assurance and related services by RMSB&G that are reasonably related to the performance of the audit or review of the registrant's financial statements for that fiscal year were $0 and $0.

Tax Fees
--------
We did not incur any aggregate tax fees and expenses from RMSB&G for the 2010 and 2009 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees
--------------
We did not incur any other fees from RMSB&G for the 2010 and 2009 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2010 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using RMSB&G solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                                 Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:
Report of Independent Registered Public Accounting Firm
Balance Sheet at December 31, 2010 and 2009
Statements of Operations for the years ended December 31, 2010 and 2009 Statement of Changes in Stockholders' Equity for the years ended
December 31, 2010 and 2009
Statements of Cash Flows for the years ended December 31, 2010 and 2009 Notes to Financial Statements

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

Date: March 23, 2011

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

Creative Beauty Supply of New Jersey Corporation

Date:  March 23, 2011        /s/ Carmine Catizone
                            ---------------------
                            By: Carmine Catizone
                               President, Chief Executive Officer

       March 23, 2011       /s/Daniel Generelli
                           ----------------------
                           By: Daniel Generelli
                               Chief Financial Officer and
                                Controller

        CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                INDEX TO FINANCIAL STATEMENTS

                                                              Page
REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM               21
FINANCIAL STATEMENTS:
  Balance Sheets as of December 31, 2010 and 2009              22
  Statements of Operations and Comprehensive Loss
   for the years ended December 31, 2010 and 2009              23
  Statements of Stockholders' Equity for the years
   ended December 31, 2010 and 2009                            24
  Statements of Cash Flows for the years ended
   December 31, 2010 and 2009                                  25
  Notes to Financial Statements                                26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Creative Beauty Supply of New Jersey Corporation

We have audited the accompanying balance sheets of Creative Beauty Supply of New Jersey Corporation as of December 31, 2010 and 2009 and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

Saddle Brook, New Jersey
March 23, 2011

         CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                         BALANCE SHEETS
                   DECEMBER 31, 2010 AND 2009


                                             2010         2009
                                        ------------  ------------
                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents             $  152,241    $  177,253
                                        ----------    ----------
TOTAL CURRENT ASSETS                       152,241       177,253
                                        ----------    ----------
TOTAL ASSETS                            $  152,241    $  177,253
                                        ==========    ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                      $    4,050    $    7,278
  Accrued expenses                          12,000        12,800
                                        ----------    ----------
    TOTAL CURRENT LIABILITIES               16,050        20,078
                                        ----------    ----------
TOTAL LIABILITIES                           16,050        20,078
                                        ----------    ----------

STOCKHOLDERS' DEFICIENCY:
  Preferred stock, par value $.001,
    authorized 10,000,000 shares, issued
    and outstanding -0- shares                   -             -
  Common stock, par value $.001,
    authorized 100,000,000 shares, issued
    and outstanding 10,532,150 shares       10,532        10,532
  Additional paid-in capital               776,109       776,109
  Accumulated deficit                     (650,450)     (629,466)
                                        ----------    ----------
    TOTAL STOCKHOLDERS' EQUITY             136,191       157,175
                                        ----------    ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                  $  152,241    $  177,253
                                        ==========    ==========









                      The accompanying notes are an integral
                        part of these financial statements

         CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                     STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009



                                                2010        2009
                                           ------------  ------------
Revenues                                   $          -  $          -
                                           ------------  ------------

Operating Expenses:
  Professional fees                              21,475        29,045
  Miscellaneous                                     585           710
                                           ------------  ------------
    Total Operating Expenses                     22,060        29,755
                                           ------------  ------------
Loss From Operations                            (22,060)      (29,755)
                                           ------------  ------------
Other Income:
  Interest income                                 1,076         3,154
                                           ------------  ------------
    Total Other Income                            1,076         3,154
                                           ------------  ------------
Net Loss                                   $    (20,984) $    (26,601)
                                           ============  ============

Earnings (loss) per share:
  Basic and diluted net loss
    per common share                       $       0.00  $       0.00
                                           ============  ============

Basic and diluted weighted average common shares
  outstanding                                10,532,150    10,532,150
                                           ============  ============








                      The accompanying notes are an integral
                        part of these financial statements

          CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                 STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009


                               Common Stock
                              $.001 Par Value
                              ---------------	Additional
                              Number              Paid In   Accumulated
                            of Shares    Amount   Capital     Deficit      Total
                            ----------  -------- ---------  ----------   ---------
    (a)                         (b)        (c)      (d)         (e)          (f)
Balance, December 31, 2008  10,532,150  $ 10,532 $ 776,109  $ (602,865)  $ 183,776
Net loss for the year                -         -         -     (26,601)    (26,601)
                            ----------  -------- ---------  ----------   ---------
Balance, December 31, 2009  10,532,150    10,532   776,109    (629,466)    157,175
Net loss for the year                -         -         -     (20,984)    (20,984)
                            ---------- --------- ---------  ----------   ---------
Balance, December 31, 2010  10,532,150 $  10,532 $ 776,109  $ (650,450)  $ 136,191
                            ========== ========= =========  ==========   =========






















                      The accompanying notes are an integral
                        part of these financial statements

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                       STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009


                                               2010         2009
                                           ------------  ------------
Net loss from continuing operations          $  (20,984)   $  (26,601)
  Adjustments to reconcile net loss to
    net cash provided by operating
    activities:
      Increase (decrease) in
        accounts payable                         (3,228)        5,980
      Increase (decrease) in accrued
        expenses                                   (800)          900
                                             ----------    ----------
    Cash used in continuing operations          (25,012)      (19,722)
    Cash used in discontinued operations              -        (3,200)
                                             ----------    ----------
  Net cash used in operating activities         (25,012)      (22,922)
                                             ----------    ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS       (25,012)      (22,922)
CASH AND CASH EQUIVALENTS - Beginning of year   177,253       200,175
                                             ----------    ----------
CASH AND CASH EQUIVALENTS - End of year      $  152,241    $  177,253
                                             ==========    ==========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
    Income taxes                             $      500    $      520
                                             ==========    ==========
    Interest                                 $        -    $        -
                                             ==========    ==========
















                      The accompanying notes are an integral
                        part of these financial statements

          CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2010 AND 2009

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation
The Company's financial statements are prepared in conformity with US generally accepted accounting principles ("GAAP").

Use of Estimates
The preparation of these financial statements require management to make estimates, judgments and assumptions that affect the reporting amounts of assets, liabilities, revenue and expenses. The Company continually evaluates the accounting policies and estimates used to prepare the financial statements. The Company bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

Cash and Cash Equivalents
For financial statement purposes, short-term investments with an original maturity of ninety days or less and highly liquid investments are considered cash and cash equivalents. Cash and cash equivalents consist of a money market account.

Income Taxes
The Company utilizes Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC 740"). ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been include in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacting tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings (Loss) Per Share
The Company computes earnings or loss per share in accordance with ASC 260, "Earnings Per Share". Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. There were no dilutive common stock equivalents for all periods presented.

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

Recently Issued Accounting Standards
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. CONCENTRATION OF CREDIT RISK
The Company maintains its cash balance with a major bank. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor. At December 31, 2010 and 2009, all cash balances were fully insured.

4. INCOME TAXES
The Company adopted the provisions of ASC Topic 740-10-05, "Accounting for Uncertainty of Income Taxes" ("ASC 740") related to the accounting for the uncertainty of income taxes. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
At December 31, 2010 and 2009, the Company had no material unrecognized tax benefits.

The deferred income tax assets and liabilities at December 31, 2010 and 2009 relate to temporary differences between the financial statement carrying amounts and their tax basis. Assets and liabilities that give rise to significant portions of the net deferred tax assets and liabilities relate to the following:

                                            2010          2009
                                        -----------    -----------
Net operating loss carry forwards       $   172,700    $   168,760
Capital loss carry forwards                       -         64,440
                                        -----------    -----------
                                            172,700        233,200
Less: Valuation allowance                  (172,700)      (233,200)
                                        -----------    -----------
Total                                   $         -    $         -
                                        ===========    ===========

A 100% valuation allowance was provided at December 31, 2010 and 2009 as it is uncertain if the deferred tax assets would be utilized. The decrease in the valuation allowance was a result from the expiration of the capital loss carry forward.

At December 31, 2010, the Company has unused federal net operating loss carry forwards of approximately $474,300 expiring between 2023 and 2030 and unused New Jersey net operating loss carry forwards of approximately $469,800 expiring between 2012 and 2017.

The Company files federal and New Jersey income tax returns subject to statutes of limitations. The 2007 through 2009 tax years generally remain subject to examination by federal and New Jersey tax authorities.


5. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing.