Form 10-Q
period 2011-03-31
Creative Beauty Supply of New Jersey CORP
filed 2011-05-03
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2011
-OR-

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

The number of outstanding shares of the registrant's common stock, May 2, 2011: Common Stock - 10,532,150

                 BAYNON INTERNATIONAL CORP.
                         FORM 10-Q
                           INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets at March 31, 2011
         and December 31, 2010                                  3

         Statements of Operations for the three months
         ended March 31, 2011 and 2010                          4

         Statements of Cash Flows for the three months
           ended March 31, 2011 and 2010                        5

         Notes to Financial Statements                          6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations        8

Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                          9

Item 4.  Controls and Procedures                                9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                     11

Item 1A. Risk Factors                                          11

Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                         11

Item 3.  Defaults Upon Senior Securities                       11

Item 4.  (Removed and Reserved)                                11

Item 5.  Other Information                                     11

Item 6.  Exhibits                                              11

SIGNATURES                                                     11

          CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                           BALANCE SHEETS

                                              March 31,  December 31,
                                                2011         2010
                                               --------    --------
                                             (Unaudited)

                    ASSETS

CURRENT ASSETS:
Cash and cash equivalents                      $147,044    $152,241
                                               --------    --------
TOTAL CURRENT ASSETS                            147,044     152,241
                                               --------    --------
TOTAL ASSETS                                   $147,044    $152,241
                                               ========    ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                               $ 14,800    $  4,050
Accrued expenses                                  3,075      12,000
                                               --------    --------
TOTAL CURRENT LIABILITIES                        17,875      16,050
                                               --------    --------
TOTAL LIABILITIES                                17,875      16,050
                                               --------    --------

STOCKHOLDERS' DEFICIENCY:
Preferred stock, par value $.001,
  authorized 10,000,000 shares, issued
  and outstanding -0- shares                          -           -
Common stock, par value $.001,
  authorized 10,000,000 shares,
  issued and outstanding 10,532,150              10,532      10,532
Additional paid-in capital                      776,109     776,109
Accumulated deficit                            (657,472)   (650,450)
                                               --------    --------
TOTAL STOCKHOLDERS' EQUITY                      129,169     136,191
                                               --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $147,044    $152,241
                                               ========    ========


        The accompanying notes are an integral part of these
                        financial statements

          CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                       STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                 Three Months Ended
                                                     March 31,
                                                  2011        2010
                                               ----------  ----------

Revenues                                       $        -  $        -

Operating Expenses:
Professional fees                                   6,700       3,365
Miscellaneous                                         500         555
                                               ----------  ----------
Total Operating Expenses                            7,200       3,920
                                               ----------  ----------
Loss From Operations                               (7,200)     (3,920)
                                               ----------  ----------
Other Income:
Interest income                                       178         354
                                               ----------  ----------
Total Other Income                                    178         354
                                               ----------  ----------
Net Loss                                       $   (7,022) $   (3,566)
                                               ==========  ==========

Loss per share:
Basic and diluted earnings per common share    $     0.00  $     0.00
                                               ==========  ==========
Basic and diluted weighted average common
  shares outstanding                           10,532,150  10,532,150
                                               ==========  ==========



         The accompanying notes are an integral part of these
                      financial statements

           CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                     STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
                             (UNAUDITED)

                                                   2011        2010
                                                 --------   --------
Net loss                                         $ (7,022)  $ (3,566)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
Increase in accounts payable                       10,750      2,320
Decrease in accrued expenses                       (8,925)    (9,505)
                                                 --------     ------
Net cash used in operating activities              (5,197)   (10,751)
                                                 --------   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS          (5,197)   (10,751)

CASH AND CASH EQUIVALENTS - beginning of period   152,241    177,253
                                                 --------   --------
CASH AND CASH EQUIVALENTS - end of period        $147,044   $166,502
                                                 ========   ========




        The accompanying notes are an integral part of these
                       financial statements

          CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 2011 AND 2010
                            (UNAUDITED)

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

No assurance can be given that the Company wi8ll be successful in identifying or negotiating with any target company. The Company provides a means for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified for trading in the United Sates secondary market.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statement Presentation

The December 31, 2010 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2011, its results of operations for the three months ended March 31, 2011 and 2010 and its cash flows for the three months ended March 31, 2011 and 2010.

The statements of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results for the full year.

          CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 2011 AND 2010
                            (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual Report on Form 10-K for the year ended December 31, 2010.

Loss Per Share

The Company computes loss per share in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (ASC") 260, "Earnings Per Share". Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. There were no dilutive common stock equivalents for all periods presented.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2011.

Trends and Uncertainties
There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Creative NJ's financial statements.

Liquidity and Capital Resources
At March 31, 2011, Creative Beauty Supply of New Jersey Corporation ("Creative NJ" or the "Company") had a cash balance of $147,044, which represents a $5,197 decrease from the $152,241 balance at December 31, 2010. This decrease was primarily the result of cash used to satisfy the requirements of a reporting company. Creative NJ's working capital balance at March 31, 2011 was $129,169, as compared to a December 31, 2010 balance of $136,191.

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

Results of Operations for the Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010.

Creative NJ incurred a net loss of $7,022 in the current period versus a net loss of $3,566 in the prior period. Operating expenses were incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company. For the three months ended March 31, 2011 and 2010, professional fees necessary to remain a reporting company were $6,700 and $3,365, respectively.

During the current and prior period, Creative NJ did not record an income tax benefit due to the uncertainty associated with Creative NJ's ability to merge with an operating company, which might permit Creative NJ to avail itself of those advantages.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.


Item 4.  Controls and Procedures.

During the three months ended March 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2011. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: May 2, 2011

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By: /s/ Carmine Catizone
---------------------------
Carmine Catizone, Chief Executive Officer

/s/Daniel Generelli
-----------------------------
Daniel Generelli
Chief Financial Officer