Form 10-Q
period 2011-06-30
Creative Beauty Supply of New Jersey CORP
filed 2011-08-15
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2011
-OR-

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

The number of outstanding shares of the registrant's common stock, August 15, 2011: Common Stock - 10,532,150

                 BAYNON INTERNATIONAL CORP.
                         FORM 10-Q
                           INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets at June 30, 2011
         and December 31, 2010                                  3

         Statements of Operations for the three and six
         months ended June 30, 2011 and 2010                    4

         Statements of Cash Flows for the six months
           ended June 30, 2011 and 2010                         5

         Notes to Financial Statements                          6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations        7

Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                          9

Item 4.  Controls and Procedures                                9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                     11

Item 1A. Risk Factors                                          11

Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                         11

Item 3.  Defaults Upon Senior Securities                       11

Item 4.  (Removed and Reserved)                                11

Item 5.  Other Information                                     11

Item 6.  Exhibits                                              11

SIGNATURES                                                     11

           CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

                            BALANCE SHEETS

                                                 June 30, December 31,
                                                   2011       2010
                                                 --------   --------
                                               (Unaudited)
          ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      $146,724   $152,241
                                                 --------   --------
TOTAL CURRENT ASSETS                              146,724    152,241
                                                 --------   --------
TOTAL ASSETS                                     $146,724   $152,241
                                                 ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $ 16,150   $  4,050
  Accrued expenses                                  5,200     12,000
                                                 --------   --------
TOTAL CURRENT LIABILITIES                          21,350     16,050
                                                 --------   --------
TOTAL LIABILITIES                                  21,350     16,050
                                                 --------   --------

STOCKHOLDERS' DEFICIENCY:
  Preferred stock, par value $.001,
    authorized 10,000,000 shares,
    issued and outstanding -0- shares                   -          -
  Common stock, par value $.001,
    authorized 100,000,000 shares,
    issued and outstanding 10,532,150 shares       10,532     10,532
  Additional paid-in capital                      776,109    776,109
  Accumulated deficit                            (661,267)  (650,450)
                                                 --------   --------
TOTAL STOCKHOLDERS' EQUITY                        125,374    136,191
                                                 --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $146,724   $152,241
                                                 ========   ========


              The accompanying notes are an integral
                part of these financial statements

           CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

                         STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                Three Months Ended       Six Months Ended
                                      June 30                 June 30
                                 -----------------       ----------------
                                 2011         2010       2011        2010
                              ----------  ----------  ----------  ----------
Revenues                      $        -  $        -  $        -  $        -

Operating Expenses:
  Professional fees                3,975       3,576      10,675       6,940
  Miscellaneous                        -           -         500         556
                              ----------  ----------  ----------  ----------
Total Operating Expenses           3,975       3,576      11,175       7,496
                              ----------  ----------  ----------  ----------
Loss From Operations              (3,975)     (3,576)    (11,175)     (7,496)
                              ----------  ----------  ----------  ----------

Other Income:
  Interest income                    180         298         358         652
                              ----------  ----------  ----------  ----------
Total Other Income                   180         298         358         652
                              ----------  ----------  ----------  ----------
Net Loss                      $   (3,795) $   (3,278) $  (10,817) $   (6,844)
                              ==========  ==========  ==========  ==========

Loss per share:
  Basic and diluted net
    loss per common share     $     0.00  $     0.00  $     0.00  $     0.00
                              ==========  ==========  ==========  ==========

Basic and diluted weighted
  average common shares
  outstanding                 10,532,150  10,532,150  10,532,150  10,532,150
                              ==========  ==========  ==========  ==========


                The accompanying notes are an integral
                part of these financial statements

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

                      STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
                                (UNAUDITED)

                                                    2011        2010
                                                  --------   ---------
Net loss                                          $(10,817)  $  (7,443)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Increase in accounts payable                    12,100       4,321
    Decrease in accrued expenses                    (6,800)     (7,831)
                                                  --------   ---------
Net cash used in operating activities               (5,517)    (10,953)
                                                  ========   =========

NET DECREASE IN CASH AND CASH EQUIVALENTS         $ (5,517)  $(910,953)

CASH AND CASH EQUIVALENTS - beginning of period    152,241     177,253
                                                  --------   ---------
CASH AND CASH EQUIVALENTS - end of period         $146,724   $ 166,300
                                                  ========   =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Income taxes                                  $    500   $     500
                                                  ========   =========
    Interest                                      $      -   $       -
                                                  ========   =========


               The accompanying notes are an integral
                part of these financial statements

            CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS
                     JUNE 30, 2011 AND 2010
                           (UNAUDITED)

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statement Presentation

The December 31, 2010 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2011, its results of operations for the six months ended June 30, 2011 and 2010 and its cash flows for the six months ended June 30, 2011 and 2010.

The statements of operations for the six months ended June 30, 2011 and 2010 are not necessarily indicative of the results for the full year.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our critical accounting policies as of and for the six months ended June 30, 2011.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Creative NJ's financial statements.

Liquidity and Capital Resources

At June 30, 2011, Creative Beauty Supply of New Jersey Corporation ("Creative NJ" or the "Company") had a cash balance of $146,724, which represents a $5,517 decrease from the $152,241 balance at December 31, 2010. This decrease was primarily the result of cash used to satisfy the requirements of a reporting company. Creative NJ's working capital balance at June 30, 2011 was $125,374, as compared to a December 31, 2010 balance of $136,191.

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

Results of operations for the Three Months Ended June 30, 2011 compared to the Three Months ended June 30, 2011.

Creative NJ incurred a net loss of $3,795 in the current period versus a net loss of $3,278 in the prior period. Operating expense were incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company. For the three months ended June 30, 2011 and 2010 professional fees incurred were $3,975 and $3,576, respectively.

Results of Operations for the Six Months Ended June 30, 2011 compared to the Six Months Ended June 30, 2010.

Creative NJ incurred a net loss of $10,817 in the current period versus a net loss of $6,844 in the prior period. Operating expenses were incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company. For the six months ended June 30, 2011 and 2010, professional fees necessary to remain a reporting company were $10,675 and $6,940, respectively.

During the current and prior period, Creative NJ did not record an income tax benefit due to the uncertainty associated with Creative NJ's ability to merge with an operating company, which might permit Creative NJ to avail itself of those advantages.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.


Item 4.  Controls and Procedures.

During the three months ended June 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2011. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of June 30, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 1A.  Risk Factors
          Not applicable for smaller reporting company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.  (Removed and Reserved)

Item 5.   Other Information
          None

Item 6.   Exhibits

       Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       101.INS**   XBRL Instance Document
101.SCH**   XBRL Taxonomy Extension Schema Document
101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**   XBRL Taxonomy Extension Label Linkbase Document
101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document
*  Filed herewith
**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2011

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By: /s/ Carmine Catizone
---------------------------
Carmine Catizone, Chief Executive Officer

/s/Daniel Generelli
-----------------------------
Daniel Generelli
Chief Financial Officer