Form 10-Q/A
period 2011-06-30
Creative Beauty Supply of New Jersey CORP
filed 2011-08-24
CIK 1290658

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

                        Explanatory Note

This Amendment 1 to the Form 10-Q for the quarter ended June 30, 2011 of the registrant, originally filed with the Securities and Exchange Commission on August 15, 2011 amends the original Form 10-Q in the manner described below.

Amendment 1 is being filed solely to correctly attach the XBRL exhibits.

Pursuant to SEC rules, we have included currently-dated certifications from our chief executive officer and our chief financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 24, 2011

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