Form 10-Q
period 2011-09-30
Creative Beauty Supply of New Jersey CORP
filed 2011-11-04
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2011

-OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number      0-50773

Creative Beauty Supply of New Jersey Corporation

(Exact name of Registrant

in its charter)

New Jersey	56-2415242
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

266 Cedar Street, Cedar Grove, New Jersey	07009
(Address of Principal Executive Offices	(Zip Code)

Creative Beauty's Telephone Number, Including Area Code:	(973) 239-2952

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

The number of outstanding shares of the registrant's common stock, November 3, 2011:  Common Stock – 10,532,150

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. (Removed and Reserved)	12
Item 5. Other Information	12
Item 6. Exhibits	12

SIGNATURES	13

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 125,614	$ 152,241
TOTAL CURRENT ASSETS	125,614	152,241

TOTAL ASSETS	$ 125,614	$ 152,241

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 3,572	$ 4,050
Accrued expenses	3,275	12,000

TOTAL CURRENT LIABILITIES	6,847	16,050

TOTAL LIABILITIES	6,847	16,050

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, par value $.001,
authorized 10,000,000 shares, issued
and outstanding -0- shares	-	-
Common stock, par value $.001,
authorized 10,000,000 shares, issued
and outstanding 10,532,150 shares	10,532	10,532
Additional paid-in capital	776,109	776,109
Accumulated deficit	(667,874)	(650,450)
TOTAL STOCKHOLDERS’ EQUITY	118,767	136,191

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 125,614	$ 152,241

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$ -	$ -	$ -	$ -

Operating Expenses:
Professional fees	6,605	4,860	17,280	11,800
Miscellaneous	169	-	669	556

Total Operating Expenses	6,774	4,860	17,949	12,356

Loss From Operations	(6,774)	(4,860)	(17,949)	(12,356)

Other Income:
Interest income	167	230	525	883

Total Other Income	167	230	525	883

Net Loss	$ (6,607)	$ (4,630)	$ (17,424)	$ (11,473)

Loss per share:
Basic and diluted net loss per common share	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Basic and diluted weighted average common shares outstanding	10,532,150	10,532,150	10,532,150	10,532,150

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

	2011	2010

Net loss	$ (17,424)	$ (11,474)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Decrease) increase in accounts payable	(478)	8,622
Decrease in accrued expenses	(8,725)	(9,702)

Net cash used in operating activities	$ (26,627)	$ (12,554)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$ (26,627)	$ (12,554)

CASH AND CASH EQUIVALENTS – beginning of period	152,241	177,253

CASH AND CASH EQUIVALENTS – end of period	$ 125,614	$ 164,699

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

1.  THE COMPANY

Creative Beauty Supply of New Jersey Corporation (the “Company”) was incorporated in the State of New Jersey on October 1, 2003.  It was formed pursuant to a resolution of the board of directors of Creative Beauty Supply, Inc., (“CBS”) as a wholly-owned subsidiary of that company, a publicly traded New Jersey corporation.  On January 1, 2004, the assets and liabilities of CBS were contributed at book value to the Company, and this subsidiary was then spun-off by CBS to its stockholders.  This spin-off was consummated in contemplation of a merger, which occurred on March 19, 2004 between CBS and Global Digital Solutions, Inc. (“Global”), a Delaware corporation, whereby the former stockholders of CBS became the owners of 100 percent of the common stock of the Company.

On January 1, 2004, the Company commenced operations in the beauty supply industry at both the wholesale and retail levels.  The Company sold cosmetic and beauty supplies to the general public and beauty salons in Northern and Central New Jersey.  On November 30, 2008, the Company’s Board of Directors approved a plan to dispose of its wholesale and retail beauty supply business.  The plan was completed on January 1, 2009.

The Company’s current business plan is to attempt to identify and negotiate with a business target for the merger of that entity with and into the Company.  In certain instances, a target company may wish to become a subsidiary of the Company or wish to contribute assets to the Company rather than merge.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statement Presentation

The December 31, 2010 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2011, its results of operations for the nine months ended September 30, 2011 and 2010 and its cash flows for the nine months ended September 30, 2011 and 2010.

The statements of operations for the nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual Report on Form 10-K for the year ended December 31, 2010.

Loss Per Share

The Company computes loss per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC”) 260, ”Earnings Per Share”. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants.  There were no dilutive common stock equivalents for all periods presented.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

The financial statements and accompanying footnotes included in this report has been prepared in accordance with accounting principles generally accepted in the United States with certain amounts based on management’s best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors they believe are reasonable.  Actual results could differ from those estimates.

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes to our critical accounting policies as of and for the nine months ended September 30, 2011.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Creative NJ’s financial statements.

Liquidity and Capital Resources

At September 30, 2011, Creative Beauty Supply of New Jersey Corporation (“Creative NJ” or the “Company”) had a cash balance of $125,614, which represents a $26,627 decrease from the $152,241 balance at December 31, 2010.  This decrease was primarily the result of cash used to satisfy the requirements of a reporting company.  Creative NJ’s working capital balance at September 30, 2011 was $118,767, as compared to a December 31, 2010 balance of $136,191.

The focus of Creative NJ’s efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate Creative NJ.  Creative NJ has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced.  Creative NJ does not contemplate limiting the scope of its search to any particular industry.  Management has considered the risk of possible opportunities as well as their potential rewards.  Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. Creative NJ presently owns no real property and at this time has no intention of acquiring any such property. Creative NJ’s sole expected expenses are comprised of professional fees primarily incident to its reporting requirements.

Results of operations for the Three Months Ended September 30, 2011 compared to the Three Months ended September 30, 2010.

Creative NJ incurred a net loss of $6,607 in the current period versus a net loss of $4,630 in the prior period.  Operating expense were incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company.  For the three months ended September 30, 2011 and 2010 professional fees incurred were $6,605 and $4,860, respectively.

Results of Operations for the Nine Months Ended September 30, 2011 compared to the Nine Months Ended September 30, 2010.

Creative NJ incurred a net loss of $17,424 in the current period versus a net loss of $11,473 in the prior period.  Operating expenses were incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company.  For the nine months ended September 30, 2011 and 2010, professional fees necessary to remain a reporting company were $17,280 and $11,800, respectively.

During the current and prior period, Creative NJ did not record an income tax benefit due to the uncertainty associated with Creative NJ’s ability to merge with an operating company, which might permit Creative NJ to avail itself of those advantages.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4.  Controls and Procedures.

During the three months ended September 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2011.  Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November 3, 2011

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By:     /s/Carmine Catizone

Carmine Catizone, Chief Executive Officer

/s/Daniel Generelli

Daniel Generelli, Chief Financial Officer