Form 10-K
period 2011-12-31
Creative Beauty Supply of New Jersey CORP
filed 2012-03-28
CIK 1290658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Commission File Number:   000-50773

Creative Beauty Supply of New Jersey Corporation

(Exact name of Registrant as specified in its charter)

NEW JERSEY	56-2415252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [x] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2012, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 27, 2012 was 10,532,150 shares of its $.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. BUSINESS

Creative Beauty Supply of New Jersey Corporation was incorporated in the state of New Jersey on October 1, 2003. It was formed pursuant to a resolution of the board of directors of Creative Beauty Supply Inc. (“CBS”), as a wholly owned subsidiary of that company, a publicly traded New Jersey corporation.

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

Corporate Operations

On January 1, 2004, Creative NJ commenced operations in the beauty supply industry at both the wholesale and retail levels. On November 30, 2007, Creative NJ’s Board of Directors approved a plan to dispose of its wholesale and retail beauty supply business.  As of January 1, 2009, Creative NJ has had no operations and is a shell company.

Creative NJ’s business plan is to attempt to identify and negotiate with a business target for the merger of that entity with and into Creative NJ.  In certain instances, a target company may wish to become a subsidiary of Creative NJ or may wish to contribute or sell assets to Creative NJ rather than to merge.  No assurances can be given that Creative NJ will be successful in identifying or negotiating with any target company.  Creative NJ seeks to provide a method for a foreign or domestic private company to become a reporting or public company whose securities are qualified for trading in the United States secondary markets.

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

The current and proposed business activities described herein classify Creative NJ as a blank check company.  The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.  Management does not intend to undertake any efforts to cause a market to develop in Creative NJ’s securities until such time as Creative NJ has successfully implemented its business plan described herein.

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

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information.  There has been no trading market for Creative NJ's common stock for at least the last three years.  There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Holders.  There were approximately 101 record holders of Creative NJ's common stock as of March 27, 2012.  The issued and outstanding shares of Creative NJ's common stock were issued in accordance with the exemptions from registration afforded by Sections 3(b) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Dividends.  Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors.  No dividends on the registrant’s common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by Creative NJ) that look forward in time, are forward- looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although Creative NJ believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performances or achievements to differ materially from those expressed or implied by those statements. These risk, uncertainties and other factors include, but are not limited to Creative NJ’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in Creative NJ’s filing with the Securities and Exchange Commission, including without limitation this Annual Report on Form 10-K.

Creative NJ undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Critical Accounting Policies

The following discussion as well as disclosures included elsewhere in this Form 10-K are based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  These financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies.  Creative NJ continually evaluates the accounting policies and estimates used to prepare the financial statements.  Creative NJ bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances.  Actual amounts and results could differ from these estimates made by management.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Creative NJ’s financial statements.

Liquidity and Capital Resources

At December 31, 2011, Creative Beauty Supply of New Jersey Corporation (“Creative NJ” or the “Company”) had a cash balance of $168,668, which represents a $16,427 increase from the $152,241 balance at December 31, 2010.  This increase was primarily due to the receipt of the liquidating distribution from a previous investment.  Creative NJ’s working capital balance at December 31, 2011 was $151,554, as compared to a December 31, 2010 balance of $136,191.

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

Results of Operations for the Year Ended December 31, 2011 compared to the Year Ended December 31, 2010.

Creative NJ had net earnings of $15,363 in 2011 versus a net loss of $20,984 in 2010.  Operating expenses were incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company.  For the year ended December 31, 2011 and 2010, professional fees necessary to remain a reporting company were $30,661 and $21,475, respectively.

During the current and prior year, Creative NJ did not record an income tax benefit due to the uncertainty associated with Creative NJ’s ability to merge with an operating company, which might permit Creative NJ to avail itself of those advantages.

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

Creative Beauty Supply of New Jersey Corporation

Index to

Financial Statements

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Creative Beauty Supply of New Jersey Corporation

We have audited the accompanying balance sheets of Creative Beauty Supply of New Jersey Corporation (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

March 27, 2012

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	2011	2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 168,668	$ 152,241
TOTAL CURRENT ASSETS	168,668	152,241

TOTAL ASSETS	$ 168,668	$ 152,241

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 4,929	$ 4,050
Accrued expenses	12,185	12,000
TOTAL CURRENT LIABILITIES	17,114	16,050

TOTAL LIABILITIES	17,114	16,050

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001,
authorized 10,000,000 shares, issued
and outstanding -0- shares	-	-
Common stock, par value $.001,
authorized 100,000,000 shares, issued
and outstanding 10,532,150 shares	10,532	10,532
Additional paid-in capital	776,109	776,109
Accumulated deficit	(635,087)	(650,450)
TOTAL STOCKHOLDERS’ EQUITY	151,554	136,191

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 168,668	$ 152,241

The accompanying notes are an integral part of the financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Revenues	$ -	$ -

Operating Expenses:
Professional fees	30,661	21,475
Miscellaneous	670	585

Total Operating Expenses	31,331	22,060

Loss From Operations	(31,331)	(22,060)

Other Income:
Liquidating distribution- investment	46,000	-
Interest income	694	1,076

Total Other Income	46,694	1,076

Net Income (Loss)	$ 15,363	$ (20,984)

Earnings (loss) per share:
Basic and diluted net loss per common share	$ 0.00	$ 0.00

Basic and diluted weighted average common shares outstanding	10,532,150	10,532,150

The accompanying notes are an integral part of the financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock
	$ .001 Par Value		Additional
	Number		Paid In	Accumulated
	of Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2009	10,532,150	$10,532	776,109	$(629,466)	$157,175

Net loss for the year	-	-	-	(20,984)	(20,984)

Balance, December 31, 2010	10,532,150	10,532	776,109	(650,450)	136,191

Net income for the year	-	-	-	15,363	15,363

Balance, December 31, 2011	10,532,150	$ 10,532	$ 776,109	$(635,087)	$ 151,554

The accompanying notes are an integral part of the financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Cash flows from Operating Activities:
Net income (loss) from operations	$ 15,363	$ (20,984)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase (decrease) in accounts payable	879	(3,228)
Increase (decrease) in accrued expenses	185	(800)
Net cash provided by (used in) operating activities	16,427	(25,012)
CASH AND CASH EQUIVALENTS – beginning of year	152,241	177,253

CASH AND CASH EQUIVALENTS – end of year	$ 168,668	$ 152,241

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

On January 1, 2004, the Company commenced operations in the beauty supply industry at both the wholesale and retail levels. On November 30, 2007, the Company’s Board of Directors approved a plan to dispose of its wholesale and retail beauty supply business.  As of January 1, 2009, the Company has had no operations and is a shell company.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The Company’s financial statements are prepared in conformity with US generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of these financial statements require management to make estimates, judgments and assumptions that affect the reporting amounts of assets, liabilities, revenue and expenses.  The Company continually evaluates the accounting policies and estimates used to prepare the financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

Revenue Recognition

Income is recorded when earned.

Cash Equivalents

Short-term investments with an original maturity of ninety days or less and highly liquid investments are considered cash and cash equivalents. Cash equivalents consist of a money market account.

Income Taxes

The Company utilizes Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 740”).  ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacting tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company has adopted the provisions of FASB ASC 740-10-05, “Accounting for Uncertainties in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share

The Company computes earnings or loss per share in accordance with ASC 260, “Earnings Per Share”.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. There were no dilutive common stock equivalents for all periods presented.

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

3.  CONCENTRATION OF CREDIT RISK

The Company maintains its cash balance with a major bank. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor. At December 31, 2011 and 2010, all cash balances were fully insured.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

4.  INCOME TAXES

The deferred income tax assets and liabilities at December 31, 2011 and 2010 are as follows:

     2011

      2010

Net operating loss carry forwards

  $ 166,700         $ 172,700

Less: Valuation allowance

    (166,700)

     (172,700)

Total

  $        -

$        -

A 100% valuation allowance was provided at December 31, 2011 and 2010 as it is uncertain if the deferred tax assets would be utilized.  The decrease in the valuation allowance was a result of the utilization of a portion of the Company’s net operating loss carry forward and the expiration of the capital loss carry forward.

At December 31, 2011, the Company has unused federal net operating loss carry forwards of approximately $459,000 expiring between 2023 and 2030 and unused New Jersey net operating loss carry forwards of approximately $453,900 expiring between  2012 and 2017.

At December 31, 2011 and 2010, the Company had no material unrecognized tax benefits, and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at December 31, 2011 and 2010.

The Company files its federal and New Jersey income tax returns under varying statutes of limitations. The 2008 through 2011 tax years generally remain subject to examination by federal and New Jersey tax authorities

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

5.  LIQUIDATING DISTRIBUTION - INVESTMENT

In January 2004, the Company acquired 200,000 shares of Ram Venture Holding Corp. for which the Company wrote off as worthless on December 31, 2006. On November 1, 2011, the Company received a liquidating distribution from Ram Venture Holding Corp. in the amount of $46,000. This liquidating distribution has been recorded as a liquidation distribution in the Statement of Operations for the year ended December 31, 2011.

6.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

During the three months ended December 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2011.  Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of December 31, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE

(a) Identity of Officers and Directors

Set forth below are the names of the directors and officers of Creative NJ, all positions and offices with Creative NJ held, the period during which he has served as such, and his business experience during at least the last five (5) years:

Name	Age	Position and Offices Held	Director Since
Carmine Catizone	67	President, Director	October 1, 2003 to present

Daniel Generelli	49	Secretary, Treasurer, Vice-President, Director	October 1, 2003 to present

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

ITEM 11. EXECUTIVE COMPENSATION

To date, Creative NJ has not entered into employment agreements nor are any contemplated.

	Annual Compensation				Awards		Payouts
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options/ SARS	LTIF Payouts ($)	All Other Compensation ($)
Carmine Catizone	2011	-	-	-	-	-	-	-
President	2010	-	-	-	-	-	-	-

Daniel Generelli	2011	-	-	-	-	-	-	-
Secretary	2010	-	-	-	-	-	-	-
Treasurer

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 27, 2012, certain information regarding the ownership of the common stock by (i) each person known by Creative NJ to be the beneficial owner of more than five (5%) percent of Common Stock, (ii) each of Creative NJ's Directors and Named Executive Officers, as such term is defined under Item 402(a)(3) of Regulation S-K under the Securities Act, and (iii) all of Creative NJ's Executive Officers and Directors as a group.  Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within sixty (60) days of the date as of which the information is provided.  In computing the ownership percentage of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percentage of Class
Carmine Catizone (2)	Common: 3,458,000 (direct)	32.83%
10 1/2 Walker Avenue	80,600 (1) (indirect)	0.77%
Morristown, NJ 07960

Daniel T. Generelli	Common: 40,000	0.38%
24 Kansas Street
Hackensack, NJ 07601

All Directors & Officers	Common: 3,498,000 (direct)	33.21%
as a group (2 persons)	80,600 (indirect)	0.77%

Pasquale Catizone (2)	Common: 5,397,500 (direct)	51.24%
266 Cedar Street
Cedar Grove, NJ 07009

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2011 and 2010 for professional services rendered by Rotenberg, Meril, Solomon, Bertiger & Guttilla, P.C. (RMSB&G) for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2011 and 2010, were $14,400 and $14,400 respectively.

Audit related fees

We did not incur any aggregate audit related fees from RMSB&G for the 2011 and 2010 fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

Tax Fees

We did not incur any aggregate tax fees and expenses from RMSB&G for the 2011 and 2010 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees from RMSB&G for the 2011 and 2010 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2011 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using RMSB&G solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheet at December 31, 2010 and 2009

Statements of Operations for the years ended December 31, 2010 and 2009

Statement of Changes in Stockholders’ Equity for the years ended December 31, 2010 and 2009

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Creative Beauty Supply of New Jersey Corporation

By: /s/ CARMINE CATIZONE

Carmine Catizone

President

Dated: March 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/CARMINE CATIZONE

Carmine Catizone,

President, Chief Executive Officer

Dated: March 27, 2012

By: /s/ DANIEL GENERELLI

Daniel Generelli

Chief Financial Officer and Controller

Dated: March 27, 2012