Form 10-Q
period 2012-09-30
Creative Beauty Supply of New Jersey CORP
filed 2012-11-08
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2012

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

The number of outstanding shares of the registrant's common stock, November 8, 2012:  Common Stock – 10,532,150

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Mine Safety Disclosure	13
Item 5. Other Information	13
Item 6. Exhibits	13

SIGNATURES	14

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

BALANCE SHEETS

\

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$156,949	$168,668
TOTAL CURRENT ASSETS	156,949	168,668

TOTAL ASSETS	$156,949	$168,668

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$15,079	$4,929
Accrued expenses	3,955	12,185

TOTAL CURRENT LIABILITIES	19,034	17,114

TOTAL LIABILITIES	19,034	17,114

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001,
authorized 10,000,000 shares, issued
and outstanding -0- shares	-	-
Common stock, par value $.001,
authorized 100,000,000 shares, issued
and outstanding 10,532,150 shares	10,532	10,532
Additional paid-in capital	776,109	776,109
Accumulated deficit	(648,726)	(635,087)
TOTAL STOCKHOLDERS’ EQUITY	137,915	151,554

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$156,949	$168,668

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$ -	$ -	$ -	$ -

Operating Expenses:
Professional fees	4,145	6,605	13,521	17,280
Miscellaneous	-	169	535	669

Total Operating Expenses	4,145	6,774	14,056	17,949

Loss From Operations	(4,145)	(6,774)	(14,056)	(17,949)

Other Income:
Interest income	136	167	417	525

Total Other Income	136	167	417	525

Net Loss	$ (4,009)	$ (6,607)	$ (13,639)	$ (17,424)

Earnings (loss) per share:
Basic and diluted net loss per common share	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Basic and diluted weighted average common shares outstanding	10,532,150	10,532,150	10,532,150	10,532,150

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	2012	2011

Net loss	$ (13,639)	$ (17,424)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase (decrease) in accounts payable	10,150	(478)
Decrease in accrued expenses	(8,230)	(8,725)

Net cash used in operating activities	(11,719)	(26,627)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,719)	(26,627)

CASH AND CASH EQUIVALENTS – beginning of period	168,668	152,241

CASH AND CASH EQUIVALENTS – end of period	$ 156,949	$ 125,614

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

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

In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2012, its results of operations for the three and nine months ended September 30, 2012 and 2011 and its cash flows for the nine months ended September 30, 2012 and 2011.

The statements of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual Report on Form 10-K for the year ended December 31, 2011.

Loss Per Share

The Company computes loss per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings Per Share”. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants.  There were no dilutive common stock equivalents for all periods presented.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no material changes to our critical accounting policies as of and for the nine months ended September 30, 2012.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Creative NJ’s financial statements.

Liquidity and Capital Resources

At September 30, 2012, Creative Beauty Supply of New Jersey Corporation (“Creative NJ” or the “Company”) had a cash balance of $156,949, which represents an $11,719 decrease from the $168,668 balance at December 31, 2011.  This decrease was primarily the result of cash used to satisfy the requirements of a reporting company.  Creative NJ’s working capital balance at September 30, 2012 was $137,915, as compared to a December 31, 2011 balance of $151,554.

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

Results of operations for the Three Months Ended September 30, 2012 compared to the Three Months ended September 30, 2011.

Creative NJ incurred a net loss of $4,009 in the current period versus a net loss of $6,607 in the prior period.  Operating expense were incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company.  For the three months ended September 30, 2012 and 2011 professional fees incurred were $4,145 and $6,605, respectively.

Results of Operations for the Nine Months Ended September 30, 2012 compared to the Nine Months Ended September 30, 2011.

Creative NJ incurred a net loss of $13,639 in the current period versus a net loss of $17,424 in the prior period.  Operating expenses were incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company.  For the nine months ended September 30, 2012 and 2011, professional fees necessary to remain a reporting company were $13,521 and $17,280, respectively.

During the current and prior period, Creative NJ did not record an income tax benefit due to the uncertainty associated with Creative NJ’s ability to merge with an operating company, which might permit Creative NJ to avail itself of those advantages.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4.  Controls and Procedures.

During the three months ended September 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2012.  Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November 8, 2012

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By:     /s/Carmine Catizone

Carmine Catizone,

Chief Executive Officer

/s/Daniel Generelli

Daniel Generelli,

Chief Financial Officer