Form 10-K
period 2012-12-31
Creative Beauty Supply of New Jersey CORP
filed 2013-03-27
CIK 1290658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 27, 2013 was 10,532,150 shares of its $.0001 par value common stock.

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

Holders.  There were approximately 101 record holders of Creative NJ's common stock as of March 27, 2013.  The issued and outstanding shares of Creative NJ's common stock were issued in accordance with the exemptions from registration afforded by Sections 3(b) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

Liquidity and Capital Resources

At December 31, 2012, the registrant had a cash balance of $152,753, which represents a $15,915 decrease from the $168,668 balance at December 31, 2011.  This decrease was primarily the result of cash used to satisfy the requirements of a reporting company. Creative NJ’s working capital balance at December 31, 2012 was $122,255, as compared to a December 31, 2011 balance of $151,554.

The registrant did not pursue any investing or financing activities for the years ended December 31, 2012 and 2011.

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

Results of Operations for the Year Ended December 31, 2012 compared to the Year Ended December 31, 2011.

Creative NJ had a net loss of $29,299 in 2012 versus net earnings of $15,363 in 2011.  The $44,662 difference between the year ended 2012 and the year ended 2011 is a result of a liquidating distribution in 2011, which garnered $46,000 for the registrant during that period.  Operating expenses were incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company.  For the year ended December 31, 2012 and 2011, professional fees necessary to remain a reporting company were $29,200 and $30,661, respectively.

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

Financial Statements

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Creative Beauty Supply of New Jersey Corporation

We have audited the accompanying balance sheets of Creative Beauty Supply of New Jersey Corporation (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

March 27, 2013

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

`

	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 152,753	$ 168,668
TOTAL CURRENT ASSETS	152,753	168,668
TOTAL ASSETS	$ 152,753	$ 168,668

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 17,878	$ 4,929
Accrued expenses	12,620	12,185
TOTAL CURRENT LIABILITIES	30,498	17,114
TOTAL LIABILITIES	30,498	17,114

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001, authorized 10,000,000 shares, issued and outstanding -0- shares	0	0
Common Stock, par value $.001, authorized 100,000,000 shares, issued and outstanding 10,532,150 shares	10,532	10,532
Additional paid-in capital	776,109	776,109
Accumulated deficit	(664,386)	(635,087)
TOTAL STOCKHOLDERS' EQUITY	122,225	151,554
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 152,753	$ 168,668

The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Revenues	$ -	$ -

Operating Expenses:
Professional fees	29,200	30,661
Miscellaneous	630	670

Total Operating Expenses	29,830	31,331

Loss From Operations	(29,830)	(31,331)

Other Income:
Liquidating distribution - investment	-	46,000
Interest income	531	694

Total Other Income	531	46,694

Net (Loss) Income	$(29,299)	$15,363

Earnings (loss) per share:
Basic and diluted net (loss) income per common share	$ 0.00	$ 0.00

Basic and diluted weighted average common shares outstanding	10,532,150	10,532,150

The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Common Stock
$ .001 Par Value		Additional
Number		Paid In	Accumulated
of Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010	10,532,150	$10,532	$776,109	$(650,450)	$136,191

Net income for the year	-	-	-	15,363	15,363

Balance, December 31, 2011	10,532,150	10,532	776,109	(635,087)	151,554

Net loss for the year	-	-	-	(29,299)	(29,299)
Balance, December 31, 2012	10,532,150		$776,109	($664,386)	$122,255
		$10,532

The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Cash flows from Operating Activities:
Net (loss) income from operations	$ (29,299)	$ 15,363
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Increase in accounts payable	12,949	879
Increase in accrued expenses	435	185

Net cash (used in) provided by operating activities	(15,915)	16,427

CASH AND CASH EQUIVALENTS – beginning of year	168,668	152,241

CASH AND CASH EQUIVALENTS – end of year	$ 152,753	$ 168,668

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$ 500	$ 500
Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The Company’s financial statements are prepared in conformity with US generally accepted accounting principles.

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

Income Taxes

The Company utilizes Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740.  “Income Tax” (“ASC 740”).  ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacting tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company has adopted the provisions of FASB ASC 740-10-05, “Accounting for Uncertainties in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

3.

CONCENTRATION OF CREDIT RISK

The Company maintains its cash balance with a major bank. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor. At December 31, 2012 and 2011, all cash balances were fully insured.

4.

INCOME TAXES

The deferred income tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011
Net operating loss carry forwards	$ 178,000	$ 166,700
Less: Valuation allowance	(178,000)	(166,700)
Total	$ -	$ -

A 100% valuation allowance was provided at December 31, 2012 and 2011 as it is uncertain if the deferred tax assets would be utilized. The increase in the valuation allowance was a result from the current year net operating loss.

At December 31, 2012, the Company has unused federal net operating loss carry forwards of approximately $488,000 expiring between 2023 and 2032 and unused New Jersey net operating loss carry forwards of approximately $482,000 expiring between  2013 and 2019.

At December 31, 2012 and 2011, the Company had no material unrecognized tax benefits, and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at December 31, 2012 and 2011.

The Company files its federal and New Jersey income tax returns under varying statutes of limitations. The 2009 through 2012 tax years generally remain subject to examination by federal and New Jersey tax authorities.

5.  LIQUIDATING DISTRIBUTION – INVESTMENT

In January 2004, the Company acquired 200,000 shares of Ram Venture Holding Corp. for which the Company wrote off as worthless on December 31, 2006. On November 1, 2011 the Company received a liquidating distribution from Ram Venture Holding Corp. in the amount of $46,000. This liquidating distribution has been recorded as a liquidating distribution in the Statement of Operations for the year ended December 31, 2011.

6.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

During the three months ended December 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2012.  Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of December 31, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE

(a) Identity of Officers and Directors

Set forth below are the names of the directors and officers of Creative NJ, all positions and offices with Creative NJ held, the period during which he has served as such, and his business experience during at least the last five (5) years:

Name	Age	Position and Offices Held	Director Since
Carmine Catizone	68	President, Director	October 1, 2003 to present

Daniel Generelli	50	Secretary, Treasurer, Vice-President, Director	October 1, 2003 to present

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

ITEM 11. EXECUTIVE COMPENSATION

To date, Creative NJ has not entered into employment agreements nor are any contemplated.

	Annual Compensation				Awards		Payouts
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options/ SARS	LTIF Payouts ($)	All Other Compensation ($)
Carmine Catizone	2012	-	-	-	-	-	-	-
President	2011	-	-	-	-	-	-	-

Daniel Generelli	2012	-	-	-	-	-	-	-
Secretary	2011	-	-	-	-	-	-	-
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 27, 2013, certain information regarding the ownership of the common stock by (i) each person known by Creative NJ to be the beneficial owner of more than five (5%) percent of Common Stock, (ii) each of Creative NJ's Directors and Named Executive Officers, as such term is defined under Item 402(a)(3) of Regulation S-K under the Securities Act, and (iii) all of Creative NJ's Executive Officers and Directors as a group.  Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within sixty (60) days of the date as of which the information is provided.  In computing the ownership percentage of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.  This table has been prepared based on 10,532,150 shares outstanding as of March 27, 2013.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2012 and 2011 for professional services rendered by Rotenberg, Meril, Solomon, Bertiger & Guttilla, P.C. (RMSB&G) for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2012 and 2011, were $14,400 and $14,400 respectively.

Audit related fees

We did not incur any aggregate audit related fees from RMSB&G for the 2012 and 2011 fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

Tax Fees

We did not incur any aggregate tax fees and expenses from RMSB&G for the 2012 and 2011 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees from RMSB&G for the 2012 and 2011 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2012 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using RMSB&G solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheet at December 31, 2012 and 2011

Statements of Operations for the years ended December 31, 2012 and 2011

Statement of Changes in Stockholders’ Equity for the years ended December 31, 2012 and 2011

Statements of Cash Flows for the years ended December 31, 2012 and 2011

Notes to Financial Statements

 (a)(2) List of financial statement schedules included in Part IV hereof:

None.

The following exhibits are included herewith:

Exhibit No.	Description
31	Certifications of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

NO.	DESCRIPTION	FILED WITH	DATE FILED
3.1	Articles of Incorporation	Form 10-SB12G	May 21, 2004

3.2	Bylaws	Form 10-SB12G	May 21, 2004

3.3	Form of Common Stock Certificate	Form 10-SB12G	May 21, 2004

4	Sample Stock Certificate	Form 10-SB12G	May 21, 2004

10.1	Agreement and Plan of Reorganization between Global Digital Solutions and Creative Beauty Supply, Inc.	Form 8-K	March 8, 2004

10.2	Escrow Agreement	Form 10SB12G/A	June 15, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Creative Beauty Supply of New Jersey Corporation

By: /s/ CARMINE CATIZONE

Carmine Catizone

President

Dated: March 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/CARMINE CATIZONE

Carmine Catizone,

President, Chief Executive Officer

Dated: March 27, 2013

By: /s/ DANIEL GENERELLI

Daniel Generelli

Chief Financial Officer and Controller

Dated: March 27, 2013