Form 10-Q
period 2013-03-31
Creative Beauty Supply of New Jersey CORP
filed 2013-05-15
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2013

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

The number of outstanding shares of the registrant's common stock, May 15, 2013:  Common Stock – 10,532,150

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Mine Safety Disclosure	12
Item 5. Other Information	12
Item 6. Exhibits	12

SIGNATURES	13

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

BALANCE SHEETS

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 131,194	$ 152,753
TOTAL CURRENT ASSETS	131,194	152,753

TOTAL ASSETS	$ 131,194	$ 152,753

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 12,262	$ 17,878
Accrued expenses	3,475	12,620

TOTAL CURRENT LIABILITIES	15,737	30,498

TOTAL LIABILITIES	15,737	30,498

STOCKHOLDERS’EQUITY:
Preferred stock, par value $.001, authorized 10,000,000 shares, issued and outstanding -0- shares	-	-
Common stock, par value $.001, authorized 100,000,000 shares, issued and outstanding 10,532,150 shares	10,532	10,532
Additional paid-in capital	776,109	776,109
Accumulated deficit	(671,184)	(664,386)
TOTAL STOCKHOLDERS’ EQUITY	115,457	122,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 131,194	$ 152,753

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Revenues	$ -	$ -

Operating Expenses:
Professional fees	5,821	4,817
Miscellaneous	1,047	500

Total Operating Expenses	6,868	5,317

Loss From Operations	(6,868)	(5,317)

Other Income:
Interest income	70	142
Total Other Income	70	142

Net Loss	$ (6,798)	$ (5,175)

Loss per share:
Basic and diluted net loss per common share	$ 0.00	$ 0.00

Basic and diluted weighted average common shares outstanding	10,532,150	10,532,150

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

	2013	2012

Net loss	$ (6,798)	$ (5,175)
Adjustments to reconcile net loss to net cash used in operating activities:
(Decrease) increase in accounts payable	(5,616)	6,289
Decrease in accrued expenses	(9,145)	(7,260)
Net cash used in operating activities	(21,559)	(6,146)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,559)	(6,146)

CASH AND CASH EQUIVALENTS – beginning of period	152,753	168,668

CASH AND CASH EQUIVALENTS – end of period	$ 131,194	$ 162,522

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statement Presentation

The December 31, 2012 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2013, its results of operations for the three  months ended March 31, 2013 and 2012 and its cash flows for the three months ended March 31, 2013 and 2012.

The statements of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual Report on Form 10-K for the year ended December 31, 2012.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2013.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Creative NJ’s financial statements.

Liquidity and Capital Resources

At March 31, 2013, Creative Beauty Supply of New Jersey Corporation (“Creative NJ” or the “Company”) had a cash balance of $131,194, which represents an $21,559 decrease from the $152,753 balance at December 31, 2012.  This decrease was primarily the result of cash used to satisfy the requirements of a reporting company.

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

Results of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Creative NJ incurred a net loss of $6,798 in the current period versus a net loss of $5,175 in the prior period.  Operating expense were incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company.  For the three months ended March 31, 2013, we incurred professional fees of $5,821 and miscellaneous expenses $1,047.  For the three months ended March 31, 2012, we incurred professional fees of $4,817 and miscellaneous expenses of $500.

During the current and prior period, Creative NJ did not record an income tax benefit due to the uncertainty associated with Creative NJ’s ability to merge with an operating company, which might permit Creative NJ to avail itself of those advantages.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4.  Controls and Procedures.

During the three months ended March 31, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2013.  Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: May 15, 2013

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By:     /s/Carmine Catizone

Carmine Catizone,

Chief Executive Officer

/s/Daniel Generelli

Daniel Generelli,

Chief Financial Officer