Form 10-Q
period 2013-09-30
Creative Beauty Supply of New Jersey CORP
filed 2013-11-13
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2013

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

The number of outstanding shares of the registrant's common stock, November 13, 2013:  Common Stock – 10,532,150

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Mine Safety Disclosure	12
Item 5. Other Information	12
Item 6. Exhibits	12

SIGNATURES	13

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 123,031	$ 152,753
TOTAL CURRENT ASSETS	123,031	152,753

TOTAL ASSETS	$ 123,031	$ 152,753

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 13,150	$ 17,878
Accrued expenses	5,450	12,620

TOTAL CURRENT LIABILITIES	18,600	30,498

TOTAL LIABILITIES	18,600	30,498

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001,
authorized 10,000,000 shares, issued
and outstanding -0- shares	-	-
Common stock, par value $.001,
authorized 100,000,000 shares, issued
and outstanding 10,532,150 shares	10,532	10,532
Additional paid-in capital	776,109	776,109
Accumulated deficit	(682,210)	(664,386)
TOTAL STOCKHOLDERS’ EQUITY	104,431	122,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 123,031	$ 152,753

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$ -	$ -	$ -	$ -

Operating Expenses:
Professional fees	6,607	4,145	16,958	13,521
Miscellaneous	-	-	1,057	535

Total Operating Expenses	6,607	4,145	18,015	14,056

Loss From Operations	(6,607)	(4,145)	(18,015)	(14,056)

Other Income:
Interest income	57	136	191	417

Total Other Income	57	136	191	417

Net Loss	$ (6,550)	$ (4,009)	$ (17,824)	$ (13,639)

Loss per share:
Basic and diluted net loss per common share	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Basic and diluted weighted average common shares outstanding	10,532,150	10,532,150	10,532,150	10,532,150

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	2013	2012

Net loss	$ (17,824)	$ (13,639)
Adjustments to reconcile net loss to net cash used in operating activities:
(Decrease) increase in accounts payable	(4,728)	10,150
Decrease in accrued expenses	(7,170)	(8,230)

Net cash used in operating activities	$ (29,722)	$ (11,719)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$ (29,722)	$ (11,719)

CASH AND CASH EQUIVALENTS – beginning of period	152,753	168,668

CASH AND CASH EQUIVALENTS – end of period	$ 123,031	$ 156,949

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statement Presentation

The December 31, 2012 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2013, its results of operations for the three and nine months ended September 30, 2013 and 2012 and its cash flows for the nine months ended September 30, 2013 and 2012.

The statements of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results for the full year.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no material changes to our critical accounting policies as of and for the nine months ended September 30, 2013.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Creative NJ’s financial statements.

Liquidity and Capital Resources

At September 30, 2013, Creative Beauty Supply of New Jersey Corporation (“Creative NJ” or the “Company”) had a cash balance of $123,031, which represents a $29,722 decrease from the $152,753 balance at December 31, 2012.  This decrease was the result of cash used to satisfy the requirements of a reporting company.  Creative NJ’s working capital balance at September 30, 2013 was $104,431, as compared to a December 31, 2012 balance of $122,255.

For the nine months ended September 30, 2013 and 2012, there were no investing or financing activities.

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

Results of Operations for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, we did not earn any revenues. We paid professional fees of $16,958 and miscellaneous expenses of $1,057. We earned interest income of $191. As a result, we had a net loss of $17,824 for the nine months ended September 30, 2013.

Comparatively, for the nine months ended September 30, 2012, we did not earn any revenues. We paid professional fees of $13,521 and miscellaneous expenses of $535. We earned interest income of $417.  As a result, we had a net loss of $13,639 for the nine months ended September 30, 2012.

Creative NJ incurred a net loss of $17,824 in the current period versus a net loss of $13,639 in the prior period. Operating expenses were incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company.

During the current and prior period, Creative NJ did not record an income tax benefit due to the uncertainty associated with Creative NJ’s ability utilize the deferred tax assets.

Results of operations for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

For the three months ended September 30, 2013, we did not earn any revenues. We paid professional fees of $6,607. We earned interest income of $57. As a result, we had a net loss of $6,550 for the three months ended September 30, 2013.

Comparatively, for the three months ended September 30, 2012, we did not earn any revenues. We paid professional fees of $4,145. We earned interest income of $136.  As a result, we had a net loss of $4,009 for the nine months ended September 30, 2012.

Creative NJ incurred a net loss of $6,550 in the current period versus a net loss of $4,009 in the prior period. Operating expenses were incurred primarily to enable Creative NJ to satisfy the reporting requirements of a reporting company.

During the current and prior period, Creative NJ did not record an income tax benefit due to the uncertainty associated with Creative NJ’s ability utilize the deferred tax assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4.  Controls and Procedures.

During the three months ended September 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2013.  Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November 13, 2013

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By:     /s/Carmine Catizone

Carmine Catizone,

Chief Executive Officer

/s/Daniel Generelli

Daniel Generelli,

Chief Financial Officer