Form 10-K
period 2013-12-31
Creative Beauty Supply of New Jersey CORP
filed 2014-03-31
CIK 1290658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [x] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2013, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 31, 2014 was 10,532,150 shares of its $.0001 par value common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Creative NJ has no properties and at this time, has no arrangements to acquire any properties.  Creative NJ currently uses for its principal place of business the home office of Pasquale Catizone, a principal shareholder of Creative NJ, at no cost.  Management expects this arrangement to continue until Creative NJ completes an acquisition or merger.

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

Holders.  There were approximately 90 record holders of Creative NJ's common stock as of March 31, 2014.  The issued and outstanding shares of Creative NJ's common stock were issued in accordance with the exemptions from registration afforded by Sections 3(b) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by Creative NJ) that look forward in time, are forward- looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although Creative NJ believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performances or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to Creative NJ’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in Creative NJ’s filing with the Securities and Exchange Commission, including without limitation this Annual Report on Form 10-K.

Creative NJ undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Critical Accounting Policies

The following discussions as well as disclosures included elsewhere in this Form 10-K are based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States.

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

Liquidity and Capital Resources

At December 31, 2013, Creative Beauty Supply of New Jersey Corporation (“Creative NJ” or the “Company”) had a cash balance of $117,185, which represents a $35,568 decrease from the $152,753 balance at December 31, 2012. This decrease was primarily the result of cash used to satisfy the requirements of a reporting company. Creative NJ’s working capital balance at December 31, 2013 was $89,965, as compared to a December 31, 2012 balance of $122,255.

The registrant did not pursue any investing or financing activities for the years ended December 31, 2013 and 2012.

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

Results of Operations for the Year Ended December 31, 2013 compared to the Year Ended December 31, 2012.

Creative NJ had a net loss of $32,290 in 2013 versus net loss of $29,299 in 2012. The $2,991 difference between the year ended 2013 and the year ended 2012 is a result of increases in professional fees of $2,279 and increases in other general expenses of $428. Operating expenses were incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company. For the year ended December 31, 2013 and 2012 professional fees necessary to remain a reporting company were $31,479 and 29,200, respectively.

During the current and prior year Creative NJ did not record an income tax benefit due to the uncertainty associated with Creative NJ’s ability to merge with an operating company, which might permit Creative NJ to avail itself of those advantages.

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

Financial Statements

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Creative Beauty Supply of New Jersey Corporation

We have audited the accompanying balance sheets of Creative Beauty Supply of New Jersey Corporation (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

March 31, 2014

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

	2013	2012

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 117,185	$ 152,753
TOTAL CURRENT ASSETS	117,185	152,753

TOTAL ASSETS	$ 117,185	$ 152,753

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 14,400	$ 17,878
Accrued expenses	12,820	12,620
TOTAL CURRENT LIABILITIES	27,220	30,498

TOTAL LIABILITIES	27,220	30,498

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001,
authorized 10,000,000 shares, issued
and outstanding -0- shares	-	-
Common stock, par value $.001,
authorized 100,000,000 shares, issued
and outstanding 10,532,150 shares	10,532	10,532
Additional paid-in capital	776,109	776,109
Accumulated deficit	(696,676)	(664,386)
TOTAL STOCKHOLDERS’ EQUITY	89,965	122,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 117,185	$ 152,753

The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

Revenues	$ -	$ -

Operating Expenses:
Professional fees	31,479	29,200
Miscellaneous	1,058	630

Total Operating Expenses	32,537	29,830

Loss From Operations	(32,537)	(29,830)

Other Income:
Interest income	247	531

Total Other Income	247	531

Net Loss	$ (32,290)	$ (29,299)

Earnings (loss) per share:
Basic and diluted net loss per common share	$ 0.00	$ 0.00

Basic and diluted weighted average common shares outstanding	10,532,150	10,532,150

The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock
	$ .001 Par Value		Additional
	Number		Paid In	Accumulated
	of Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2011	10,532,150	10,532	776,109	(635,087)	151,554

Net loss for the year	-	-	-	(29,299)	(29,299)

Balance, December 31, 2012	10,532,150	10,532	776,109	(664,386)	122,255

Net loss for the year	-	-	-	(32,290)	(32,290)

Balance, December 31, 2013	10,532,150	$ 10,532	$ 776,109	$ (696,676)	$ 89,965

The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

Cash flows from Operating Activities:
Net loss from operations	$ (32,290)	$ (29,299)
Adjustments to reconcile net loss to net cash used
in operating activities:
(Decrease) increase in accounts payable	(3,478)	12,949
Increase in accrued expenses	200	435
Net cash used in operating activities	(35,568)	(15,915)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(35,568)	(15,915)

CASH AND CASH EQUIVALENTS – beginning of year	152,753	168,668

CASH AND CASH EQUIVALENTS – end of year	$ 117,185	$ 152,753

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

No assurance can be given that the Company will be successful in identifying or negotiating with any target company.  The Company provides a mean for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified for trading in the United States secondary market.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.

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

Income Taxes

The Company utilizes Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 740”), Income Tax (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been include in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacting tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for uncertainties in income taxes under the provisions of FASB ASC 740-10-05, “Accounting for Uncertainties in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Loss Per Share

The Company computes loss per share in accordance with FASB ASC 260, “Earnings Per Share.”  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. There were no dilutive common stock equivalents for all periods presented.

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

3.

CONCENTRATION OF CREDIT RISK

The Company maintains its cash balance with a major bank. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor. At December 31, 2013 and 2012, all cash balances were fully insured.

4.

INCOME TAXES

The deferred income tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012
Net operating loss carry forwards	$ 192,600	$ 178,000
Less: Valuation allowance	(192,600)	(178,000)
Total	$ -	$ -

A 100% valuation allowance was provided at December 31, 2013 and 2012 as it is uncertain if the deferred tax assets would be utilized. The increase in the valuation allowance was a result from the current year net operating loss.

At December 31, 2013, the Company has unused federal net operating loss carry forwards of approximately $522,000 expiring between 2024 and 2033 and unused New Jersey net operating loss carry forwards of approximately $310,000 expiring between  2014 and 2020.

At December 31, 2013 and 2012, the Company had no material unrecognized tax benefits, and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at December 31, 2013 and 2012.

The Company files its federal and New Jersey income tax returns under varying statutes of limitations. The 2010 through 2013 tax years generally remain subject to examination by federal and New Jersey tax authorities.

5.  COMMON STOCK

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Director in its discretion from funds legally available therefore. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata in all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable. Holders of common stock have no preemptive rights to purchase the Company’s common stock. There are no conversions or redemption rights or sinking fund provisions with respect to the common stock.

6.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

During the year ended December 31, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2013.  Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of December 31, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is the process designed by and under the supervision of our chief executive officer and chief financial officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  These officers have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 and concluded that it was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2013.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE

(a) Identity of Officers and Directors

Set forth below are the names of the directors and officers of Creative NJ, all positions and offices with Creative NJ held, the period during which he has served as such, and his business experience during at least the last five (5) years:

Name	Age	Position and Offices Held	Director Since
Carmine Catizone	69	President, Director	October 1, 2003 to present

Daniel Generelli	51	Secretary, Treasurer, Vice-President, Director	October 1, 2003 to present

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

ITEM 11. EXECUTIVE COMPENSATION

To date, Creative NJ has not entered into employment agreements nor are any contemplated.

	Annual Compensation				Awards		Payouts
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options/ SARS	LTIF Payouts ($)	All Other Compensation ($)
Carmine Catizone	2013	-	-	-	-	-	-	-
President	2012	-	-	-	-	-	-	-

Daniel Generelli	2013	-	-	-	-	-	-	-
Secretary	2012	-	-	-	-	-	-	-
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2014, certain information regarding the ownership of the common stock by (i) each person known by Creative NJ to be the beneficial owner of more than five (5%) percent of Common Stock, (ii) each of Creative NJ's Directors and Named Executive Officers, as such term is defined under Item 402(a)(3) of Regulation S-K under the Securities Act, and (iii) all of Creative NJ's Executive Officers and Directors as a group.  Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within sixty (60) days of the date as of which the information is provided.  In computing the ownership percentage of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.  This table has been prepared based on 10,532,150 shares outstanding as of March 31, 2014.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percentage of Class
Carmine Catizone (2)	Common: 3,458,000 (direct)	32.83%
10 1/2 Walker Avenue	80,600 (1) (indirect)	0.77%
Morristown, NJ 07960

Daniel T. Generelli	Common: 40,000	0.38%
24 Kansas Street
Hackensack, NJ 07601

All Directors & Officers	Common: 3,498,000 (direct)	33.21%
as a group (2 persons)	80,600 (indirect)	0.77%

Pasquale Catizone (2)	Common: 5,897,500 (direct)	55.99%
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2013 and 2012 for professional services rendered by Rotenberg, Meril, Solomon, Bertiger & Guttilla, P.C. (RMSB&G) for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2013 and 2012, were $13,400 and $14,400 respectively.

Audit related fees

We did not incur any aggregate audit related fees from RMSB&G for the 2013 and 2012 fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

Tax Fees

We did not incur any aggregate tax fees and expenses from RMSB&G for the 2013 and 2012 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees from RMSB&G for the 2013 and 2012 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2013 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using RMSB&G solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2013 and 2012

Statements of Operations for the years ended December 31, 2013 and 2012

Statement of Changes in Stockholders’ Equity for the years ended December 31, 2013 and 2012

Statements of Cash Flows for the years ended December 31, 2013 and 2012

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

Dated: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/CARMINE CATIZONE

Carmine Catizone,

President, Chief Executive Officer

Dated: March 31, 2014

By: /s/ DANIEL GENERELLI

Daniel Generelli

Chief Financial Officer and Controller

Dated: March 31, 2014