Form 10-Q
period 2014-06-30
Creative Beauty Supply of New Jersey CORP
filed 2014-08-14
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2014

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

The number of outstanding shares of the registrant's common stock, August 14, 2014:  Common Stock – 10,532,150

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Mine Safety Disclosure	13
Item 5. Other Information	13
Item 6. Exhibits	13

SIGNATURES	14

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 97,784	$ 117,185
TOTAL CURRENT ASSETS	97,784	117,185

TOTAL ASSETS	$ 97,784	$ 117,185

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 9,800	$ 14,400
Accrued expenses	9,050	12,820

TOTAL CURRENT LIABILITIES	18,850	27,220

TOTAL LIABILITIES	18,850	27,220
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001,
authorized 10,000,000 shares, issued
and outstanding -0- shares	-	-
Common stock, par value $.001,
authorized 100,000,000 shares, issued
and outstanding 10,532,150 shares	10,532	10,532
Additional paid-in capital	776,109	776,109
Accumulated deficit	(707,707)	(696,676)
TOTAL STOCKHOLDERS’ EQUITY	78,934	89,965

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 97,784	$ 117,185

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$ -	$ -	$ -	$ -

Operating Expenses:
Professional fees	4,856	4,530	10,569	10,351
Miscellaneous	-	10	550	1,057

Total Operating Expenses	4,856	4,540	11,119	11,408

Loss From Operations	(4,856)	(4,540)	(11,119)	(11,408)

Other Income:
Interest income	37	64	88	134

Total Other Income	37	64	88	134

Net Loss	$ (4,819)	$ (4,476)	$ (11,031)	$ (11,274)

Loss per share:
Basic and diluted net loss per common share	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Basic and diluted weighted average common shares outstanding	10,532,150	10,532,150	10,532,150	10,532,150

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	2014	2013
Cash flows from Operating Activities:
Net loss	$ (11,031)	$ (11,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in accounts payable	(4,600)	(7,078)
Decrease in accrued expenses	(3,770)	(8,270)
Net cash used in operating activities	$ (19,401)	$ (26,622)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$ (19,401)	$ (26,622)

CASH AND CASH EQUIVALENTS – beginning of period	117,185	152,753

CASH AND CASH EQUIVALENTS – end of period	$ 97,784	$ 126,131

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statement Presentation

The December 31, 2013 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2014, its results of operations for the six and three months ended June 30, 2014 and 2013 and its cash flows for the six months ended June 30, 2014 and 2013.

The statements of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results for the full year.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no material changes to our critical accounting policies as of and for the six months ended June 30, 2014.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Creative NJ’s financial statements.

Liquidity and Capital Resources

At June 30, 2014, Creative Beauty Supply of New Jersey Corporation (“Creative NJ” or the “Company”) had a cash balance of $97,784, which represents a $19,401 decrease from the $117,185 balance at December 31, 2013.  This decrease was primarily the result of cash used to satisfy the requirements of a reporting company.  Creative NJ’s working capital balance at June 30, 2014 was $78,934, as compared to a December 31, 2013 balance of $89,965.

For the six months ended June 30, 2014 and 2013, there were no investing or financing activities.

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

Results of Operations for the Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013.

For the six months ended June 30, 2014, we did not earn any revenues. We incurred professional fees of $10,569 and miscellaneous expenses of $550. We earned interest income of $88. As a result we incurred a net loss of $11,031 for the six months ended June 30, 2014.

Comparatively, for the six months ended June 30, 2013, we did not earn any revenues. We incurred professional fees of $10,351 and miscellaneous expenses of $1,057. We earned interest income of $134. As a result, we incurred a net loss of $11,274 for the six months ended June 30, 2013.

Creative NJ incurred a net loss of $11,031 in the current period versus a net loss of $11,274 in the prior year. Operating expenses were incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company.

During the current and prior period, Creative NJ did not record an income tax benefit due to the uncertainty associated with Creative NJ’s ability to utilize the deferred tax assets.

Results of Operations for the Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013.

For the three months ended June 30, 2014, we did not earn any revenues. We incurred professional fees of $4,856. We earned interest income of $37. As a result we incurred a net loss of $4,819 for the three months ended June 30, 2014.

Comparatively, for the three months ended June 30, 2013, we did not earn any revenues. We incurred professional fees of $4,530 and miscellaneous expenses of $10. We earned interest income of $64. As a result, we incurred a net loss of $4,476 for the six months ended June 30, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2014.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of June 30, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Remediation Plan

At such time that it is economically feasible, we will aggressively recruit experienced professionals to ensure that we include all necessary disclosures in our filings with the Securities and Exchange Commission. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained, we cannot assure you these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2014

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By:     /s/Carmine Catizone

Carmine Catizone,

Chief Executive Officer

/s/Daniel Generelli

Daniel Generelli,

Chief Financial Officer