Form 10-Q
period 2014-09-30
Creative Beauty Supply of New Jersey CORP
filed 2014-11-14
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2014

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

The number of outstanding shares of the registrant's common stock, November 14, 2014:  Common Stock – 10,532,150

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Mine Safety Disclosure	13
Item 5. Other Information	13
Item 6. Exhibits	13

SIGNATURES	14

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 97,319	$ 117,185
TOTAL CURRENT ASSETS	97,319	117,185

TOTAL ASSETS	$ 97,319	$ 117,185

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 12,800	$ 14,400
Accrued expenses	10,425	12,820

TOTAL CURRENT LIABILITIES	23,225	27,220

TOTAL LIABILITIES	23,225	27,220

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001,
authorized 10,000,000 shares, issued
and outstanding -0- shares	-	-
Common stock, par value $.001,
authorized 100,000,000 shares, issued
and outstanding 10,532,150 shares	10,532	10,532
Additional paid-in capital	776,109	776,109
Accumulated deficit	(712,547)	(696,676)
TOTAL STOCKHOLDERS’ EQUITY	74,094	89,965

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 97,319	$ 117,185

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$ -	$ -	$ -	$ -

Operating Expenses:
Professional fees	4,874	6,607	15,443	16,958
Miscellaneous	-	-	550	1,057

Total Operating Expenses	4,874	6,607	15,993	18,015

Loss From Operations	(4,874)	(6,607)	(15,993)	(18,015)

Other Income:
Interest income	34	57	122	191

Total Other Income	34	57	122	191

Net Loss	$ (4,840)	$ (6,550)	$ (15,871)	$ (17,824)

Loss per share:
Basic and diluted net loss per common share	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Basic and diluted weighted average common shares outstanding	10,532,150	10,532,150	10,532,150	10,532,150

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	2014	2013

Net loss	$ (15,871)	$ (17,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in accounts payable	(1,600)	(4,728)
Decrease in accrued expenses	(2,395)	(7,170)
Net cash used in operating activities	$ (19,866)	$ (29,722)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$ (19,866)	$ (29,722)

CASH AND CASH EQUIVALENTS – beginning of period	117,185	152,753

CASH AND CASH EQUIVALENTS – end of period	$ 97,319	$ 123,031

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statement Presentation

The December 31, 2013 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2014, its results of operations for the nine and three months ended September 30, 2014 and 2013 and its cash flows for the nine months ended September 30, 2014 and 2013.

The statements of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual Report on Form 10-K for the year ended December 31, 2013.

Loss Per Share

The Company computes loss per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260,“Earnings Per Share”. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants.  There were no dilutive common stock equivalents for all periods presented.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no material changes to our critical accounting policies as of and for the nine months ended September 30, 2014.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Creative NJ’s financial statements.

Liquidity and Capital Resources

At September 30, 2014, Creative Beauty Supply of New Jersey Corporation (“Creative NJ” or the “Company”) had a cash balance of $97,319, which represents a $19,866 decrease from the $117,185 balance at December 31, 2013.  This decrease was primarily the result of cash used to satisfy the requirements of a reporting company.  Creative NJ’s working capital balance at September 30, 2014 was $74,094, as compared to a December 31, 2013 balance of $89,965.

For the nine months ended September 30, 2014 and 2013, there were no investing or financing activities.

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

Results of Operations for the Nine Months Ended September 30, 2014 compared to the Nine Months Ended September 30, 2013.

For the nine months ended September 30, 2014, we did not earn any revenues. We incurred professional fees of $15,443 and miscellaneous expenses of $550. We earned interest income of $122. As a result we incurred a net loss of $15,871 for the nine months ended September 30, 2014.

Comparatively, for the nine months ended September 30, 2013, we did not earn any revenues. We incurred professional fees of $16,958 and miscellaneous expenses of $1,057. We earned interest income of $191. As a result, we incurred a net loss of $17,824 for the nine months ended September 30, 2013.

Creative NJ incurred a net loss of $15,871 in the current period versus a net loss of $17,824 in the prior year. Operating expenses were incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company.

During the current and prior period, Creative NJ did not record an income tax benefit due to the uncertainty associated with Creative NJ’s ability to utilize the deferred tax assets.

Results of Operations for the Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013.

For the three months ended September 30, 2014, we did not earn any revenues. We incurred professional fees of $4,874. We earned interest income of $34. As a result we incurred a net loss of $4,840 for the three months ended September 30, 2014.

Comparatively, for the three months ended September 30, 2013, we did not earn any revenues. We incurred professional fees of $6,607. We earned interest income of $57. As a result, we incurred a net loss of $6,550 for the three months ended September 30, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014.  Based on the existence of the material weakness in internal control over financial reporting discussed in our Form 10-K for the year ended December 31, 2013,- our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2014 to provide such reasonable assurances.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud.  Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs.  Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any.  The design of disclosure controls and procedures is also based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Remediation Plan for Material Weaknesses

At such time that it is economically feasible, we will aggressively recruit experienced professionals to ensure that we can maintain adequate segregation of duties and be able to ensure that all necessary disclosures are reported in our filings with the Securities and Exchange Commission.  Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when the staff is hired and trained, we cannot assure you these steps will be sufficient.  We may be required to expend additional resources to identify, assess, and correct any additional weaknesses in internal control.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2014

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By:     /s/Carmine Catizone

Carmine Catizone,

Chief Executive Officer

/s/Daniel Generelli

Daniel Generelli,

Chief Financial Officer