Form 10-K
period 2014-12-31
Creative Beauty Supply of New Jersey CORP
filed 2015-03-30
CIK 1290658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [x] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2014, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 30, 2015 was 10,532,150 shares of its $.001 par value common stock.

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

Holders.  There were approximately 90 record holders of Creative NJ's common stock as of March 30, 2015.  The issued and outstanding shares of Creative NJ's common stock were issued in accordance with the exemptions from registration afforded by Sections 3(b) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

Liquidity and Capital Resources

At December 31, 2014, Creative Beauty Supply of New Jersey Corporation (“Creative NJ” or the “Company”) had a cash balance of $88,079, which represents a $29,106 decrease from the $117,185 balance at December 31, 2013. This decrease was primarily the result of cash used to satisfy the requirements of a reporting company. Creative NJ’s working capital balance at December 31, 2014 was $60,213 , as compared to a December 31, 2013 balance of $89,965.

For the year ended December 31, 2014, we had a net loss from operations of $29,752.  We had an increase in accounts payable of $716 and a decrease in accrued expenses of $70.  As a result, we had net cash used in operating activities of $29,106 for the year ended December 31, 2014.

For the year ended December 31, 2013, we had a net loss of $32,290.  We had a decrease in accounts payable of $3,478 and an increase in accrued expenses of $200.  As a result, we had net cash used in operating activities of $35,568 for the year ended December 31, 2013.

The registrant did not pursue any investing or financing activities for the years ended December 31, 2014 and 2013.

Despite no active operations at this time, management has no intention to liquidate Creative NJ.  Creative NJ does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. Creative NJ’s sole expected expenses are comprised of professional fees primarily incident to its reporting requirements.

Results of Operations for the Year Ended December 31, 2014 compared to the Year Ended December 31, 2013.

Creative NJ had a net loss of $29,752 in 2014 versus net loss of $32,290 in 2013. The $2,538 difference between the year ended 2014 and the year ended 2013 is a result of decreases in professional fees of $2,368 and decreases in miscellaneous expenses of $262. Operating expenses were incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company. For the year ended December 31, 2014 and 2013 professional fees necessary to remain a reporting company were $29,111 and 31,479, respectively.

During the current and prior year Creative NJ did not record an income tax benefit due to the uncertainty associated with Creative NJ’s ability to merge with an operating company, which might permit Creative NJ to avail itself of those advantages.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

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

Financial Statements

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Creative Beauty Supply of New Jersey Corporation

We have audited the accompanying balance sheets of Creative Beauty Supply of New Jersey Corporation (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

March 30, 2015

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	2014	2013

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 88,079	$ 117,185
TOTAL CURRENT ASSETS	88,079	117,185

TOTAL ASSETS	$ 88,079	$ 117,185

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 15,116	$ 14,400
Accrued expenses	12,750	12,820
TOTAL CURRENT LIABILITIES	27,866	27,220

TOTAL LIABILITIES	27,866	27,220

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001,
authorized 10,000,000 shares, issued
and outstanding -0- shares	-	-
Common stock, par value $.001,
authorized 100,000,000 shares, issued
and outstanding 10,532,150 shares	10,532	10,532
Additional paid-in capital	776,109	776,109
Accumulated deficit	(726,428)	(696,676)
TOTAL STOCKHOLDERS’ EQUITY	60,213	89,965

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 88,079	$ 117,185

The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Revenues	$ -	$ -

Operating Expenses:
Professional fees	29,111	31,479
Miscellaneous	796	1,058

Total Operating Expenses	29,907	32,537

Loss From Operations	(29,907)	(32,537)

Other Income:
Interest income	155	247

Total Other Income	155	247

Net Loss	$ (29,752)	$ (32,290)

Loss per share:
Basic and diluted net loss per common share	$ 0.00	$ 0.00

Basic and diluted weighted average common shares outstanding	10,532,150	10,532,150

The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock
	$ .001 Par Value		Additional
	Number		Paid In	Accumulated
	of Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2012	10,532,150	$ 10,532	$ 776,109	$(664,386)	$122,255

Net loss for the year	-	-	-	(32,290)	(32,290)

Balance, December 31, 2013	10,532,150	10,532	776,109	(696,676)	89,965

Net loss for the year	-	-	-	(29,752)	(29,752)

Balance, December 31, 2014	10,532,150	$ 10,532	$ 776,109	$ (726,428)	$ 60,213

The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Cash flows from Operating Activities:
Net loss from operations	$ (29,752)	$ (32,290)
Adjustments to reconcile net loss to net cash used in
operating activities:
Increase (decrease) in accounts payable	716	(3,478)
(Decrease) increase in accrued expenses	(70)	200
Net cash used in operating activities	(29,106)	(35,568)
CASH AND CASH EQUIVALENTS – beginning of year	117,185	152,753

CASH AND CASH EQUIVALENTS – end of year	$ 88,079	$ 117,185

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

Loss Per Share

The Company computes loss per share in accordance with ASC 260, “Earnings Per Share”.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. There were no dilutive common stock equivalents for all periods presented.

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

3.

CONCENTRATION OF CREDIT RISK

The Company maintains its cash balance with a major bank. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor. At December 31, 2014 and 2013 all cash balances were fully insured.

4.

INCOME TAXES

The deferred income tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	2014	2013
Net operating loss carry forwards	$ 196,500	$ 192,600
Less: Valuation allowance	(196,500)	(192,600)
Total	$ -	$ -

A 100% valuation allowance was provided at December 31, 2014 and 2013 as it is uncertain if the deferred tax assets would be utilized. The increase in the valuation allowance was a result from the current year net operating loss.

At December 31, 2014, the Company has unused federal net operating loss carry forwards of approximately $550,400 expiring between 2023 and 2034 and unused New Jersey net operating loss carry forwards of approximately $182,100 expiring between  2015 and 2021.

At December 31, 2014 and 2013, the Company had no material unrecognized tax benefits, and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at December 31, 2014 and 2013.

The Company files its federal and New Jersey income tax returns under varying statutes of limitations. The 2011 through 2014 tax years generally remain subject to examination by federal and New Jersey tax authorities.

The Company incurred the minimum income tax to New Jersey of $500 in 2014 and 2013 which is included in total operating expenses in the statement of operations.

5.  COMMON STOCK

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratable in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefore. In the event of liquidation, dissolution, or winding up of the Company, the holders of common stock are entitled to share pro rata in all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable. Holders of common stock have no preemptive rights to purchase the Company’s common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.

6.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2014.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of December 31, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 and concluded that it was not effective because of the material weakness described below:

Due to resource constraints, material weaknesses continue to be evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission due to the lack of resources and segregation of duties.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

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

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2014.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan for Material Weaknesses

At such time that it is economically feasible, we will aggressively recruit experienced professionals to ensure that we maintain adequate segregation of duties and have controls in place to ensure proper disclosures are in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained, we cannot assure you these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE

(a) Identity of Officers and Directors

Set forth below are the names of the directors and officers of Creative NJ, all positions and offices with Creative NJ held, the period during which he has served as such, and his business experience during at least the last five (5) years:

Name	Age	Position and Offices Held	Director Since
Carmine Catizone	70	President, Director	October 1, 2003 to present

Daniel Generelli	52	Secretary, Treasurer, Vice-President, Director	October 1, 2003 to present

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

ITEM 11. EXECUTIVE COMPENSATION

To date, Creative NJ has not entered into employment agreements nor are any contemplated.

	Annual Compensation				Awards		Payouts
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options/ SARS	LTIF Payouts ($)	All Other Compensation ($)
Carmine Catizone	2014	-	-	-	-	-	-	-
President	2013	-	-	-	-	-	-	-

Daniel Generelli	2014	-	-	-	-	-	-	-
Secretary	2013	-	-	-	-	-	-	-
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 30, 2015, certain information regarding the ownership of the common stock by (i) each person known by Creative NJ to be the beneficial owner of more than five (5%) percent of Common Stock, (ii) each of Creative NJ's Directors and Named Executive Officers, as such term is defined under Item 402(a)(3) of Regulation S-K under the Securities Act, and (iii) all of Creative NJ's Executive Officers and Directors as a group.  Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within sixty (60) days of the date as of which the information is provided.  In computing the ownership percentage of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.  This table has been prepared based on 10,532,150 shares outstanding as of March 30, 2015.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percentage of Class
Carmine Catizone (2)	Common: 3,458,000 (direct)	32.83%
10 1/2 Walker Avenue	80,600 (1) (indirect)	0.77%
Morristown, NJ 07960

Daniel T. Generelli	Common: 40,000	0.38%
24 Kansas Street
Hackensack, NJ 07601

All Directors & Officers	Common: 3,498,000 (direct)	33.21%
as a group (2 persons)	80,600 (indirect)	0.77%

Pasquale Catizone (2)	Common: 5,396,000 (direct)	51.23%
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2014 and 2013 for professional services rendered by Rotenberg, Meril, Solomon, Bertiger & Guttilla, P.C. (RMSB&G) for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2014 and 2013, were $13,400 and $13,400 respectively.

Audit related fees

We did not incur any aggregate audit related fees from RMSB&G for the 2014 and 2013 fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

Tax Fees

We did not incur any aggregate tax fees and expenses from RMSB&G for the 2014 and 2013 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees from RMSB&G for the 2014 and 2013 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2014 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using RMSB&G solely for audit and audit-related services and, as needed, for due diligence in acquisitions.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2014 and 2013

Statements of Operations for the years ended December 31, 2014 and 2013

Statement of Changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013

Statements of Cash Flows for the years ended December 31, 2014 and 2013

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

Dated: March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/CARMINE CATIZONE

Carmine Catizone,

President, Chief Executive Officer

Dated: March 30, 2015

By: /s/ DANIEL GENERELLI

Daniel Generelli

Chief Financial Officer and Controller

Dated: March 30, 2015