Form 10-Q
period 2015-03-31
Creative Beauty Supply of New Jersey CORP
filed 2015-05-15
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2015

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

The number of outstanding shares of the registrant's common stock, May 15, 2015:  Common Stock – 10,532,150

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 84,443	$ 88,079
TOTAL CURRENT ASSETS	84,443	88,079

TOTAL ASSETS	$ 84,443	$ 88,079

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 23,115	$ 15,116
Accrued expenses	7,275	12,750

TOTAL CURRENT LIABILITIES	30,390	27,866

TOTAL LIABILITIES	30,390	27,866

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, par value $.001,
authorized 10,000,000 shares, issued
and outstanding -0- shares	-	-
Common stock, par value $.001,
authorized 100,000,000 shares, issued
and outstanding 10,532,150 shares	10,532	10,532
Additional paid-in capital	776,109	776,109
Accumulated deficit	(732,588)	(726,428)
TOTAL STOCKHOLDERS’ EQUITY	54,053	60,213

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 84,443	$ 88,079

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014

Revenues	$ -	$ -

Operating Expenses:
Professional fees	5,240	5,713
Miscellaneous	951	550

Total Operating Expenses	6,191	6,263

Loss From Operations	(6,191)	(6,263)

Other Income:
Interest income	31	51
Total Other Income	31	51

Net Loss	$ (6,160)	$ (6,212)

Loss per share:
Basic and diluted loss per common share	$ 0.00	$ 0.00

Basic and diluted weighted average common shares outstanding	10,532,150	10,532,150

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	2015	2014

Net loss	$ (6,160)	$ (6,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (Decrease) in accounts payable	7,999	(6,400)
Decrease in accrued expenses	(5,475)	(5,125)
Net cash used in operating activities	$ (3,636)	$ (17,737)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$ (3,636)	$ (17,737)

CASH AND CASH EQUIVALENTS – beginning of period	88,079	117,185

CASH AND CASH EQUIVALENTS – end of period	$ 84,443	$ 99,448

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

On April 1, 2015 the Company filed a preliminary information statement Form PRE 14C which was then updated and refiled on April 30, 2015 as a Form DEF 14C definitive information statement.  The filing stated that the Board of Directors of the Company adopted resolutions to amend their Articles of Incorporation to increase the authorized common shares to 200,000,000, to amend their Articles of Incorporation to change the Company's name to Gotham Capital Holdings, Inc. and to authorize a 1-for-2 reverse split of all outstanding common shares.  On April 1, 2015, the Company entered into a Securities Purchase Agreement with Gotham Capital, Inc. and certain Gotham shareholders which will result in a change of control of the Company. After the change of control, the Company will pursue new lines of business.  The statement was mailed on or about April 27, 2015 to all the Company's stockholders.  The corporate actions taken are expected to become effective on or after May 18, 2015.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statement Presentation

The December 31, 2014 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2015, its results of operations for the three  months ended March 31, 2015 and 2014 and its cash flows for the three months ended March 31, 2015 and 2014.

The statements of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual Report on Form 10-K for the year ended December 31, 2014.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2014.  There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2015.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Creative NJ’s financial statements.

Liquidity and Capital Resources

At March 31, 2015, Creative Beauty Supply of New Jersey Corporation (“Creative NJ” or the “Company”) had a cash balance of $84,443, which represents a $3,636 decrease from the $88,079 balance at December 31, 2014.  This decrease was primarily the result of cash used to satisfy the requirements of a reporting company.  Creative NJ’s working capital balance at March 31, 2015 was $54,053, as compared to a December 31, 2014 balance of $60,213.

For the three months ended March 31, 2015 and 2014, there were no investing or financing activities.

Creative NJ’s is undergoing a plan of merger with Gotham Capital, Inc.  Under this plan of merger, Creative NJ will be acquiring Gotham in a reverse acquisition transaction and will be the surviving entity, and the shareholders of Gotham Capital, Inc. will own a controlling interest in the surviving entity.  Creative NJ will be changing its name to Gotham Capital, Inc.  Creative NJ will also be undergoing a 1 for 2 reverse split of its common shares.  Management has considered these actions to be in the best interests of the shareholders, and will improve the marketability of the Company’s common stock.

Results of Operations for the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014.

For the three months ended March 31, 2015, we did not earn any revenues. We incurred professional fees of $5,240 and miscellaneous expenses of $951. We earned interest income of $31. As a result we incurred a net loss of $6,160 for the three months ended March 31, 2015.

Comparatively, for the three months ended March 31, 2014, we did not earn any revenues. We incurred professional fees of $5,713 and miscellaneous expenses of $550. We earned interest income of $51. As a result, we incurred a net loss of $6,212 for the three months ended March 31, 2014.

Creative NJ incurred a net loss of $6,160 in the current period versus a net loss of $6,212 in the prior period. Operating expenses were incurred primarily to enable Creative NJ to satisfy the requirements of a reporting company.

During the current and prior period, Creative NJ did not record an income tax benefit due to the uncertainty associated with Creative NJ’s ability to utilize the deferred tax assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015.  Based on the existence of the material weakness in internal control over financial reporting discussed in our Form 10-K for the year ended December 31, 2014,- our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2015 to provide such reasonable assurances.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 15, 2015

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION

By:     /s/Carmine Catizone

Carmine Catizone,

Chief Executive Officer

/s/Daniel Generelli

Daniel Generelli,

Chief Financial Officer