Form 10-Q
period 2015-06-30
Gotham Capital Holdings, Inc.
filed 2015-08-14
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2015

-OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number      000-50773

Gotham Capital Holdings, Inc.

(Exact name of Registrant in its charter)

New Jersey	56-2415252
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

266 Cedar Street, Cedar Grove, New Jersey	07009
(Address of Principal Executive Offices	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	(973) 239-2952

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

The number of outstanding shares of the registrant's common stock, August 14, 2015:  Common Stock – 5,266,075

GOTHAM CAPITAL HOLDINGS, INC.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

GOTHAM CAPITAL HOLDINGS, INC.

(F/K/A CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION)

BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 62,431	$ 88,079
TOTAL CURRENT ASSETS	62,431	88,079

TOTAL ASSETS	$ 62,431	$ 88,079

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 4,566	$ 15,116
Accrued expenses	8,650	12,750

TOTAL CURRENT LIABILITIES	13,216	27,866

TOTAL LIABILITIES	13,216	27,866

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001,
authorized 10,000,000 shares, issued
and outstanding -0- shares	-	-
Common stock, par value $.001,
authorized 190,000,000 shares, issued
and outstanding 5,266,075 shares	5,266	5,266
Additional paid-in capital	781,375	781,375
Accumulated deficit	(737,426)	(726,428)
TOTAL STOCKHOLDERS’ EQUITY	49,215	60,213

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 62,431	$ 88,079

All shares issued and outstanding for all periods reflect the 1-for-2 reverse split, which was effective May 18, 2015.

The accompanying notes are an integral part of these financial statements.

GOTHAM CAPITAL HOLDINGS, INC.

(F/K/A CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$ -	$ -	$ -	$ -

Operating Expenses:
Professional fees	4,725	4,856	9,965	10,569
Miscellaneous	131	-	1,082	550

Total Operating Expenses	4,856	4,856	11,047	11,119

Loss From Operations	(4,856)	(4,856)	(11,047)	(11,119)

Other Income:
Interest income	18	37	49	88

Total Other Income	18	37	49	88

Net Loss	$ (4,838)	$ (4,819)	$ (10,998)	$ (11,031)

Loss per share:
Basic and diluted net loss per common share	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Basic and diluted weighted average common shares outstanding	5,266,075	5,266,075	5,266,075	5,266,075

All shares issued and outstanding for all periods reflect the 1-for-2 reverse split, which was effective May 18, 2015

The accompanying notes are an integral part of these financial statements.

GOTHAM CAPITAL HOLDINGS, INC.

(F/K/A CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	2015	2014

Net loss	$ (10,998)	$ (11,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in accounts payable	(10,550)	(4,600)
Decrease in accrued expenses	(4,100)	(3,770)
Net cash used in operating activities	$ (25,648)	$ (19,401)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$ (25,648)	$ (19,401)

CASH AND CASH EQUIVALENTS – beginning of period	88,079	117,185

CASH AND CASH EQUIVALENTS – end of period	$ 62,431	$ 97,784

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GOTHAM CAPITAL HOLDINGS, INC.

(F/K/A CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(UNAUDITED)

1.

THE COMPANY

Gotham Capital Holdings, Inc. (F/K/A Creative Beauty Supply of New Jersey Corporation) (the “Company”) was incorporated in the State of New Jersey on October 1, 2003.  It was formed pursuant to a resolution of the board of directors of Creative Beauty Supply, Inc., (“CBS”) as a wholly-owned subsidiary of that company, a publicly traded New Jersey corporation.  On January 1, 2004, the assets and liabilities of CBS were contributed at book value to the Company, and this subsidiary was then spun-off by CBS to its stockholders.

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

The Board of Directors of the Company adopted resolutions to amend their Articles of Incorporation to increase the authorized shares to 200,000,000 (See note 3), to amend their Articles of Incorporation to change the Company’s name to Gotham Capital Holdings, Inc., and to authorize a 1-for-2 reverse split of all outstanding common shares. The corporate actions became effective as of May 18, 2015.  On April 1, 2015, the Company entered into a Securities Purchase Agreement with Gotham Capital, Inc. and certain Gotham Capital, Inc. shareholders which will result in a change of control of the Company upon execution of the agreement.  After the change of control, the Company will pursue new lines of business.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statement Presentation

The December 31, 2014 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2015, its results of operations for the three and six months ended June 30, 2015 and 2014 and its cash flows for the six months ended June 30, 2015 and 2014.

The statements of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual Report on Form 10-K for the year ended December 31, 2014.

Loss Per Share

The Company computes loss per share in accordance with FASB ASC 260, “ ~~”~~ Earnings Per Share”. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants.  There were no dilutive common stock equivalents for all periods presented.

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

3. STOCKHOLDERS’ EQUITY

Effective May 18, 2015, the Company increased the authorized shares to 200,000,000.  190,000,000 shares shall be designated common stock and have a par value of $0.001 per share.  10 million shares shall be designated preferred stock and have a par value of $0.001 per share.  The Company also recorded a 1-for-2 reverse split of all outstanding common shares

  4 .

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

The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2014.  There have been no material changes to our critical accounting policies as of and for the six months ended June 30, 2015.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of the Company’s financial statements.

Liquidity and Capital Resources

At June 30, 2015, Gotham Capital Holdings, Inc. (F/K/A Creative Beauty Supply of New Jersey Corporation) (the “Company”) had a cash balance of $62,431, which represents a $25,648 decrease from the $88,079 balance at December 31, 2014.  This decrease was primarily the result of cash used to satisfy the requirements of a reporting company.  The Company’s working capital balance at June 30, 2015 was $49,215, as compared to a December 31, 2014 balance of $60,213.

For the six months ended June 30, 2015, we incurred a net loss of $10,998.  We had the following adjustments to reconcile net loss to net cash used in operating activities: we had a decrease of $10,550 due to accounts payable and a decrease of $4,100 due to accrued expenses.  As a result, we had net cash used in operating activities of $25,648 for the six months ended June 30, 2015.

For the six months ended June 30, 2014, we incurred a net loss of $11,031.  We had the following adjustments to reconcile net loss to net cash used in operating activities: we had a decrease of $4,600 due to accounts payable and a decrease of $3,770 due to accrued expenses.  As a result, we had net cash used in operating activities of $19,401 for the six months ended June 30, 2014.

For the six months ended June 30, 2015 and 2014, there were no investing or financing activities.

The Company is undergoing a merger with Gotham Capital, Inc. Under this plan of merger, the Company will be acquiring Gotham Capital, Inc. in a reverse acquisition transaction and will be the surviving entity, and the shareholders of Gotham Capital, Inc. will own a controlling interest in the surviving entity. The Company changed its name to Gotham Capital Holdings, Inc.  The Company also underwent a 1-for-2 reverse split of its common shares. Management has considered these actions to be in the best interests of the shareholders, and will improve the marketability of the Company’s common stock.  The corporate actions became effective as of May 18, 2015.

Results of Operations for the Six Months Ended June 30, 2015 compared to the Six Months Ended June 30, 2014.

For the six months ended June 30, 2015, we did not earn any revenues. We incurred professional fees of $9,965 and miscellaneous expenses of $1,082. We earned interest income of $49. As a result we incurred a net loss of $10,998 for the six months ended June 30, 2015.

Comparatively, for the six months ended June 30, 2014, we did not earn any revenues. We incurred professional fees of $10,569 and miscellaneous expenses of $550. We earned interest income of $88. As a result, we incurred a net loss of $11,031 for the six months ended June 30, 2014.

The Company incurred a net loss of $10,998 in the current six month period versus a net loss of $11,031 in the prior comparative period. Operating expenses were incurred primarily to enable the Company to satisfy the requirements of a reporting company.

During the current and prior comparative period, the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Results of Operations for the Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014.

For the three months ended June 30, 2015, we did not earn any revenues. We incurred professional fees of $4,725 and miscellaneous expense of $131. We earned interest income of $18. As a result we incurred a net loss of $4,838 for the three months ended June 30, 2015.

Comparatively, for the three months ended June 30, 2014, we did not earn any revenues. We incurred professional fees of $4,856 and miscellaneous expenses of $ 0 . We earned interest income of $37. As a result, we incurred a net loss of $4,819 for the three months ended June 30, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015.  Based on the existence of the material weakness in internal control over financial reporting discussed in our Form 10-K for the year ended December 31, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2015 to provide such reasonable assurances.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2015

GOTHAM CAPITAL HOLDINGS, INC.

By:     /s/Carmine Catizone

Carmine Catizone,

Chief Executive Officer

/s/Daniel Generelli

Daniel Generelli,

Chief Financial Officer