Form 10-Q
period 2015-09-30
Gotham Capital Holdings, Inc.
filed 2015-11-12
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2015

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

The number of outstanding shares of the registrant's common stock, November 12, 2015:  Common Stock – 5,266,075

GOTHAM CAPITAL HOLDINGS, INC.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Mine Safety Disclosure	14
Item 5. Other Information	14
Item 6. Exhibits	14

SIGNATURES	15

GOTHAM CAPITAL HOLDINGS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 44,851	$ 88,079
TOTAL CURRENT ASSETS	44,851	88,079

TOTAL ASSETS	$ 44,851	$ 88,079

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 4,303	$ 15,116
Accrued expenses	3,675	12,750

TOTAL CURRENT LIABILITIES	7,978	27,866

TOTAL LIABILITIES	7,978	27,866

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001,
authorized 10,000,000 shares, issued
and outstanding -0- shares	-	-
Common stock, par value $.001,
authorized 190,000,000 shares, issued
and outstanding 5,266,075 shares	5,266	5,266
Additional paid-in capital	781,375	781,375
Accumulated deficit	(749,768)	(726,428)
TOTAL STOCKHOLDERS’ EQUITY	36,873	60,213

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 44,851	$ 88,079

All shares issued and outstanding for all periods reflect the 1-for-2 reverse split, which was effective May 18, 2015.

The accompanying notes are an integral part of these financial statements.

GOTHAM CAPITAL HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$ -	$ -	$ -	$ -

Operating Expenses:
Professional fees	12,358	4,874	22,323	15,443
Miscellaneous	-	-	1,082	550

Total Operating Expenses	12,358	4,874	23,405	15,993

Loss From Operations	(12,358)	(4,874)	(23,405)	(15,993)

Other Income:
Interest income	16	34	65	122

Total Other Income	16	34	65	122

Net Loss	$ (12,342)	$ (4,840)	$ (23,340)	$ (15,871)

Loss per share:
Basic and diluted net loss per common share	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Basic and diluted weighted average common shares outstanding	5,266,075	5,266,075	5,266,075	5,266,075

All shares issued and outstanding for all periods reflect the 1-for-2 reverse split, which was effective May 18, 2015

The accompanying notes are an integral part of these financial statements.

GOTHAM CAPITAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	2015	2014

Net loss	$ (23,340)	$ (15,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in accounts payable	(10,813)	(1,600)
Decrease in accrued expenses	(9,075)	(2,395)
Net cash used in operating activities	$ (43,228)	$ (19,866)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$ (43,228)	$ (19,866)

CASH AND CASH EQUIVALENTS – beginning of period	88,079	117,185

CASH AND CASH EQUIVALENTS – end of period	$ 44,851	$ 97,319

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GOTHAM CAPITAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

The Board of Directors of the Company adopted resolutions to amend their Articles of Incorporation to increase the authorized shares to 200,000,000 (See note 3), to amend Articles of Incorporation to change the Company’s name to Gotham Capital Holdings, Inc., and to authorize a 1-for-2 reverse split of all outstanding common shares.

The corporation actions became effective as of May 18, 2015. On April 1, 2015, the Company entered into a Securities Purchase Agreement with Gotham Capital, Inc. and certain Gotham Capital, Inc. shareholders which will result in a change of control of the Company upon execution of the agreement. After the change of control, the Company will pursue new lines of business.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statement Presentation

The December 31, 2014 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2015, its results of operations for the nine and three months ended September 30, 2015 and 2014 and its cash flows for the nine months ended September 30, 2015 and 2014.

The statements of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual Report on Form 10-K for the year ended December 31, 2014.

Loss Per Share

The Company computes loss per share in accordance with FASB ASC 260 “Earnings Per Share”. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants.  There were no dilutive common stock equivalents for all periods presented.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $749,768 at September 30, 2015.  The Company has no revenue generating operations and has limited cash resources.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations through October 1, 2016 by obtaining additional financing from key officers, directors and certain investors.  However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties

Fair Value of Financial Instruments

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

3.

STOCKHOLDERS EQUITY

Effective May 18, 2015, the Company increased the authorized shares to 200,000,000. 190,000,000 shares shall be designated common stock and have a par value of $0.001 per share and 10,000,000 shares shall be designed preferred stock and have a par value of $0.001 per share. The Company also recorded a 1-for-2 reverse split of all outstanding common shares on that date.

4.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2014.  There have been no material changes to our critical accounting policies as of and for the nine months ended September 30, 2015.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of the Company’s financial statements.

Liquidity and Capital Resources

At September 30, 2015, Gotham Capital Holdings, Inc. (F/K/A Creative Beauty Supply of New Jersey Corporation) (the “Company”) had a cash balance of $44,851, which represents a $43,228 decrease from the $88,079 balance at December 31, 2014.  This decrease was primarily the result of cash used to satisfy the requirements of a reporting company.  The Company’s working capital balance at September 30, 2015 was $36,873, as compared to a December 31, 2014 balance of $60,213.

For the nine months ended September 30, 2015, we incurred a net loss of $23,340. We had the following adjustments to reconcile net loss to net cash used in operating activities: we had a decrease of $10,813 due to accounts payable and a decrease of $9,075 due to accrued expenses. As a result, we had net cash used in operating activities of $43,228 for the nine months ended September 30, 2015.

For the nine months ended September 30, 2014, we incurred a net loss of $15,871. We had the following adjustments to reconcile net loss to net cash used in operating activities: we had a decrease of $1,600 due to accounts payable and a decrease of $2,395 due to accrued expenses. As a result, we had net cash used in operating activities of $19,866 for the nine months ended September 30, 2014.

For the nine months ended September 30, 2015 and 2014, there were no investing or financing activities.

The Company is undergoing a merger with Gotham Capital, Inc.  Under this plan of merger, the Company will be acquiring Gotham Capital, Inc. in a reverse acquisition transaction and will be the surviving entity, and the shareholders of Gotham Capital, Inc. will own a controlling interest in the surviving entity. The Company changed its name to Gotham Capital Holdings, Inc. The Company also underwent a 1-for-2 reverse split of its common shares. Management has considered these actions to be in the best interest of the shareholders, and will improve the marketability of the Company’s common stock. The corporate actions became effective as of May 18, 2015.

Results of Operations for the Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014.

For the nine months ended September 30, 2015, we did not earn any revenues. We incurred professional fees of $22,323 and miscellaneous expenses of $1,082. We earned interest income of $65. As a result we incurred a net loss of $23,340 for the nine months ended September 30, 2015.

Comparatively, for the nine months ended September 30, 2014, we did not earn any revenues. We incurred professional fees of $15,443 and miscellaneous expenses of $550. We earned interest income of $122. As a result, we incurred a net loss of $15,871 for the nine months ended September 30, 2014.

The Company incurred a net loss of $23,340 in the current period versus a net loss of $15,871 in the prior year. Operating expenses were incurred primarily to enable the Company to satisfy the requirements of a reporting company.

During the current and prior period, the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Results of Operations for the Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014.

For the three months ended September 30, 2015, we did not earn any revenues. We incurred professional fees of $12,358 and miscellaneous expenses of $-0-. We earned interest income of $16. As a result we incurred a net loss of $12,342 for the three months ended September 30, 2015.

Comparatively, for the three months ended September 30, 2014, we did not earn any revenues. We incurred professional fees of $4,874 and miscellaneous expenses of $-0-. We earned interest income of $34. As a result, we incurred a net loss of $4,840 for the three months ended September 30, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015.  Based on the existence of the material weakness in internal control over financial reporting discussed in our Form 10-K for the year ended December 31, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2015 to provide such reasonable assurances.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 12, 2015

GOTHAM CAPITAL HOLDINGS, INC.

By:     /s/Carmine Catizone

Carmine Catizone,

Chief Executive Officer

/s/Daniel Generelli

Daniel Generelli,

Chief Financial Officer