Form 10-K
period 2015-12-31
Gotham Capital Holdings, Inc.
filed 2016-04-01
CIK 1290658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number:   000-50773

Gotham Capital Holdings, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [x] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2015, the market price for voting and non-voting common equity held by non-affiliates of the registrant was $1,090,285.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 1, 2016 was 5,266,075 shares of its $.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. BUSINESS

Gotham Capital Holdings, Inc. (F/K/A Creative Beauty Supply of New Jersey Corporation) (the “Company”) was incorporated in the state of New Jersey on October 1, 2003. It was formed pursuant to a resolution of the board of directors of Creative Beauty Supply, Inc., as a wholly-owned subsidiary of that company, a publicly traded New Jersey corporation.

Corporate Operations

On January 1, 2004, the Company commenced operations in the beauty supply industry at both the wholesale and retail levels. On November 30, 2007, the Company’s Board of Directors approved a plan to dispose of its wholesale and retail beauty supply business.  As of January 1, 2009, the Company has had no operations and is a shell company.

The Company’s business plan is to attempt to identify and negotiate with a business target for the merger of that entity with and into the Company.  In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute or sell assets to the Company rather than to merge.  No assurances can be given that the Company will be successful in identifying or negotiating with any target company.  The Company seeks to provide a method for a foreign or domestic private company to become a reporting or public company whose securities are qualified for trading in the United States secondary markets.

A business combination with a target company normally will involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors. No assurances can be given that the Company will be able to enter into a business combination, or, if the Company does enter into such a business combination, no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

The current and proposed business activities described herein classify the Company as a blank check company.  The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.  Management does not intend to undertake any efforts to cause a market to develop in the Company’s securities until such time as the Company has successfully implemented its business plan described herein.

In 2015, the Board of Directors of the Company adopted resolutions to amend their Articles of Incorporation to increase the authorized shares to 200,000,000, to amend Articles of Incorporation to change the Company’s name to Gotham Capital Holdings, Inc., and to authorize a 1-for-2 reverse split of all outstanding common shares. The corporation actions became effective as of May 18, 2015.

On April 1, 2015, the Company entered into a Securities Purchase Agreement with Gotham Capital, Inc. and certain Gotham Capital, Inc. shareholders which will result in a change of control of the Company upon execution of the agreement. After the change of control, the Company will pursue new lines of business.

ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company has no properties and at this time, has no arrangements to acquire any properties.  The Company currently uses for its principal place of business the home office of Pasquale Catizone, a principal shareholder of the Company, at no cost.  Management expects this arrangement to continue until the Company completes an acquisition or merger.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against the Company.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information.  The Company began trading publicly on the NASD Over the Counter Bulletin Board on May 12, 2006.  We now trade under the symbol “GTHM”.

The following table sets forth the range of high and low bid quotations for our common stock.  The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
3/31/14	0.2	0.2
6/30/14	0.2	0.2
9/30/14	0.2	0.2
12/31/14	0.2	0.2

3/31/15	0.2	0.2
6/30/15	2.0	0.2
9/30/15	1.5	0.8
12/31/15	1.5	1.5

Holders.  There were approximately 90 record holders of the Company’s common stock as of April 1, 2016.  The issued and outstanding shares of the Company’s common stock were issued in accordance with the exemptions from registration afforded by Sections 3(b) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by Gotham Capital Holdings, Inc. (F/K/A Creative Beauty Supply of New Jersey Corporation) (the “Company”) that look forward in time, are forward- looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although the Company believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performances or achievements to differ materially from those expressed or implied by those statements. These risk, uncertainties and other factors include, but are not limited to the Company’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in the Company’s filing with the Securities and Exchange Commission, including without limitation this Annual Report on Form 10-K.

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

Liquidity and Capital Resources

At December 31, 2015, the Company had a cash balance of $28,855, which represents a $59,224 decrease from the $88,079 balance at December 31, 2014. This decrease was primarily the result of cash used to satisfy the requirements of a reporting company and the cost associated with increasing its authorized shares and effectuating a reverse stock split. The Company’s working capital balance at December 31, 2015 was $8,621, as compared to a December 31, 2014 balance of $60,213.

The registrant did not pursue any investing or financing activities for the years ended December 31, 2015 and 2014.

The Company is undergoing a merger with Gotham Capital, Inc. Under this plan of merger, the Company will be acquiring Gotham Capital, Inc. in a reverse acquisition transaction and will be the surviving entity, and the shareholders of Gotham Capital, Inc. will own a controlling interest in the surviving entity. The Company changed its name to Gotham Capital Holdings, Inc. The Company also underwent a 1-for-2 reverse split of its common shares. Management has considered these actions to be in the best interest of the shareholders, and will improve the marketability of the Company’s common stock. These corporate actions noted above became effective as of May 18, 2015.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, The Company has incurred losses of $51,592 and $29,752 for the years ended December 31, 2015 and 2014, respectively, and has an accumulated deficit, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms.

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

Our auditors have included a going concern qualification in their auditors’ report dated April 1, 2016. Such a going concern qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company’s operating results.

Results of Operations for the Year Ended December 31, 2015 compared to the Year Ended December 31, 2014.

The Company had a net loss of $51,592 in 2015 versus net loss of $29,752 in 2014. The $21,840 difference between the year ended 2015 and the year ended 2014 is a result of an increase in professional fees of $21,427, an increase in other general expenses of $339 and a decrease in interest income of $74. Operating expenses were incurred primarily to enable the Company to satisfy the requirements of a reporting company, increasing its authorized shares, effectuating a reverse stock split, and potential merger. For the year ended December 31, 2015 and 2014 professional fees were $50,538 and $29,111, respectively.

During the current and prior year the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to merge with an operating company, which might permit the Company to avail itself of those advantages and the Company’s ability to utilize the net operating loss carryforwards may be limited by a potential merger.

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Off balance Sheet Arrangements

None

Disclosure of Contractual Obligations

None

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Gotham Capital Holdings, Inc. (F/K/A Creative Beauty Supply of New Jersey

Corporation)

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gotham Capital Holdings, Inc. (F/K/A Creative Beauty Supply of New Jersey

Corporation)

We have audited the accompanying balance sheets of Gotham Capital Holdings, Inc. (F/K/A Creative Beauty Supply of New Jersey Corporation)  (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations, accumulated deficit and working capital deficiency, and lack of revenue generating operations, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

April 1, 2016

GOTHAM CAPITAL HOLDINGS, INC.

BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

	2015	2014

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 28,855	$ 88,079
TOTAL CURRENT ASSETS	28,855	88,079

TOTAL ASSETS	$ 28,855	$ 88,079

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 7,234	$ 15,116
Accrued expenses	13,000	12,750
TOTAL CURRENT LIABILITIES	20,234	27,866

TOTAL LIABILITIES	20,234	27,866

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001,
authorized 10,000,000 shares, issued
and outstanding -0- shares	-	-
Common stock, par value $.001,
authorized 190,000,000 shares, issued
and outstanding 5,266,075 shares	5,266	5,266
Additional paid-in capital	781,375	781,375
Accumulated deficit	(778,020)	(726,428)
TOTAL STOCKHOLDERS’ EQUITY	8,621	60,213

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 28,855	$ 88,079

The accompanying notes are an integral part of these financial statements.

All shares issued and outstanding for all periods reflect the 1-for-2 reverse split, which was effective May 18, 2015.

GOTHAM CAPITAL HOLDINGS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Revenues	$ -	$ -

Operating Expenses:
Professional fees	50,538	29,111
Miscellaneous	1,135	796

Total Operating Expenses	51,673	29,907

Loss From Operations	(51,673)	(29,907)

Other Income:
Interest income	81	155

Total Other Income	81	155

Net Loss	$ (51,592)	$ (29,752)

Loss per share:
Basic and diluted net loss per common share	$ 0.00	$ 0.00

Basic and diluted weighted average common shares outstanding	5,266,075	5,266,075

The accompanying notes are an integral part of these financial statements.

All shares issued and outstanding for all periods reflect the 1-for-2 reverse split, which was effective May 18, 2015.

GOTHAM CAPITAL HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock
	$ .001 Par Value		Additional
	Number		Paid In	Accumulated
	of Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2013	5,266,075	$5,266	$781,375	$(696,676)	$89,965

Net loss for the year	-	-	-	(29,752)	(29,752)

Balance, December 31, 2014	5,266,075	5,266	781,375	(726,428)	60,213

Net loss for the year	-	-	-	(51,592)	(51,592)

Balance, December 31, 2015	5,266,075	$ 5,266	$ 781,375	$ (778,020)	$ 8,621

The accompanying notes are an integral part of these financial statements.

All shares issued and outstanding for all periods reflect the 1-for-2 reverse split, which was effective May 18, 2015.

GOTHAM CAPITAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Cash flows from Operating Activities:
Net loss from operations	$ (51,592)	$ (29,752)
Adjustments to reconcile net loss to net cash used
in operating activities:
(Decrease) increase in accounts payable	(7,882)	716
Increase (decrease) in accrued expenses	250	(70)
Net cash used in operating activities	(59,224)	(29,106)
CASH AND CASH EQUIVALENTS – beginning of year	88,079	117,185

CASH AND CASH EQUIVALENTS – end of year	$ 28,855	$ 88,079

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GOTHAM CAPITAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

1.

THE COMPANY

Gotham Capital Holdings, Inc. (F/K/A Creative Beauty Supply of New Jersey Corporation) (the “Company”) was incorporated in the State of New Jersey on October 1, 2003.  It was formed pursuant to a resolution of the board of directors of Creative Beauty Supply, Inc., as a wholly-owned subsidiary of that company, a publicly traded New Jersey corporation.

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

The Board of Directors of the Company adopted resolutions to amend their Articles of Incorporation to increase the authorized shares to 200,000,000 (See note 5), to amend Articles of Incorporation to change the Company’s name to Gotham Capital Holdings, Inc., and to authorize a 1-for-2 reverse split of all outstanding common shares.  The corporation actions became effective as of May 18, 2015

On April 1, 2015, the Company entered into a Securities Purchase Agreement with Gotham Capital, Inc. and certain Gotham Capital, Inc. shareholders which will result in a change of control of the Company upon execution of the agreement. After the change of control, the Company will pursue new lines of business.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s recurring losses from operations and lack of revenue generating operations and accumulated deficit raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms. The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company’s operating results.

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

3.

CONCENTRATION OF CREDIT RISK

The Company maintains its cash balance with a major bank. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor. At December 31, 2015 and 2014 all cash balances were fully insured.

4.

INCOME TAXES

The deferred income tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	2015	2014
Net operating loss carry forwards	$213,900	$196,500
Less: Valuation allowance	(213,900)	(196,500)
Total	$ -	$ -

A 100% valuation allowance was provided at December 31, 2015 and 2014 as it is uncertain if the deferred tax assets would be utilized and the net operating loss carryforwards may be limited due to potential change of control.  The increase in the valuation allowance was a result from the current year net operating loss.

At December 31, 2015, the Company has unused federal net operating loss carry forwards of approximately $601,900 expiring between 2024 and 2035 and unused New Jersey net operating loss carry forwards of approximately $187,500 expiring between  2029 and 2035.

At December 31, 2015 and 2014, the Company had no material unrecognized tax benefits, and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at December 31, 2015 and 2014.

The Company files its federal and New Jersey income tax returns under varying statutes of limitations. The 2012 through 2015 tax years generally remain subject to examination by federal and New Jersey tax authorities.

5.  STOCKHOLDERS’ EQUITY

Effective May 18, 2015, the Company increased the authorized shares to 200,000,000. 190,000,000 shares shall be designated common stock and have a par value of $0.001 per share and 10,000,000 shares shall be designed preferred stock and have a par value of $0.001 per share. The Company also recorded a 1-for-2 reverse split of all outstanding common shares.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2015.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of December 31, 2015 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 and concluded that it was not effective because of the material weakness described below:

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

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2015.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE

(a) Identity of Officers and Directors

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and his business experience during at least the last five (5) years:

Name	Age	Position and Offices Held	Director Since
Carmine Catizone	71	President, Director	October 1, 2003 to present

Daniel Generelli	53	Secretary, Treasurer, Vice-President, Director	October 1, 2003 to present

Carmine Catizone.  Mr. Catizone has been President and a director of the Company since its incorporation on October 1, 2003.  From June 1988 to July 1994, Mr. Catizone was president and a director of J&E Beauty Supply, Inc., a retail and wholesale beauty supply distributor. Mr. Catizone served as president and a director of C&C Investments, Inc., a blank check company (now known as T.O.P.S. Medical Corp., which provided chemicals for transportation of organs) from July 1977 to December 1984. Mr. Catizone is not currently involved with T.O.P.S. Medical Corp.  From June 1980 to December 1985, Mr. Catizone had been district sales manager (engaged in sales of cosmetics) for Chattem Labs. Mr. Catizone received his Bachelor of Science degree from Fairleigh Dickerson University in 1972.

Daniel Generelli. Mr. Generelli has been secretary-treasurer and a director of the Company since its incorporation on October 1, 2003. From December 1989 to July 1995, Mr. Generelli was secretary/treasurer and a director of J&E Beauty Supply, Inc., a retail and wholesale beauty supply distributor.  From December 1984 to December 1989, Mr. Generelli was employed as a distribution supervisor with Tags Beauty Supply, a retail and wholesale beauty supply distributor in Fairfield, NJ. Mr. Generelli graduated from Ramapo College of New Jersey with a Bachelor of Science degree in June of 1984.

Other than Mr. Catizone and Mr. Generelli, the Company did not have any significant employees as of the date of this Report.  There were no family relationships between any of the officers or directors of the Company.  During the fiscal year covered by this Report, there were no changes to the procedures by which security holders could recommend nominees to the Company’s board of directors.

At this time, the Company does not have an audit committee because the Company has not engaged in any business operations for at least the last two years.  The Company’s board of directors acts as its audit committee. Similarly, the Company’s board of directors has determined that it does not have an audit committee financial expert as defined under Securities and Exchange Commission rules.

Current Blank Check Companies

Daniel Generelli, an officer and director of the Company, is an officer and director of Baynon International Corp., a blank check company.  Carmine Catizone, the president and director of the Company, is a shareholder of Baynon International Corp., a blank check company.  Other than disclosed above, no directors or officers of the Company are presently officers, directors or shareholders in any blank check companies except for the Company.  However, one or both of the officers/directors may, in the future, become involved with additional blank check companies.

(b) Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than ten (10%) percent of a class of equity securities registered pursuant to Section 12 of the Exchange Act, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the principal exchange upon which such securities are traded or quoted. Reporting Persons are also required to furnish copies of such reports filed pursuant to Section 16(a) of the Exchange Act with the Company.

Based solely on review of the copies of such forms furnished to the Company, the Company’s two (2) directors did not file their reports on a timely basis.

Code of Ethics

The Company has not yet adopted a code of ethics.  The board of directors anticipates that it will adopt a code of ethics upon identifying and negotiating with a business target for the merger of that entity with and into the Company, although there is no guarantee that the Company will be able to enter into such a transaction.

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

ITEM 11. EXECUTIVE COMPENSATION

To date, the Company has not entered into employment agreements nor are any contemplated.

	Annual Compensation				Awards		Payouts
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options/ SARS	LTIF Payouts ($)	All Other Compensation ($)
Carmine Catizone	2015	-	-	-	-	-	-	-
President	2014	-	-	-	-	-	-	-

Daniel Generelli	2015	-	-	-	-	-	-	-
Secretary	2014	-	-	-	-	-	-	-
Treasurer

Compensation Discussion and Analysis

As of the date of this report, while seeking a business combination, the Company’s management anticipates devoting up to five (5) hours per month to the business of the Company.  The Company’s current officers and directors do not receive any compensation for their services rendered to the Company, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with the Company.

The officers and directors of the Company will not receive any finder's fees, either directly or indirectly, as a result of their efforts to implement the Company’s business plan outlined herein.  However, the officers and directors of the Company anticipate receiving benefits as shareholders of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company has not entered into any employment agreements with any of its officers, directors, or other persons, and no such agreements are anticipated in the immediate future.

The Company has no other executive compensation elements that would require the inclusion of tabular disclosure or narrative discussion.

Board of Directors Compensation

Members of the board of directors may receive an amount yet to be determined annually for their participation and will be required to attend a minimum of four meetings per fiscal year. To date, the Company has not paid any directors' fees or expenses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 1, 2016, certain information regarding the ownership of the common stock by (i) each person known by the Company to be the beneficial owner of more than five (5%) percent of Common Stock, (ii) each of the Company’s Directors and Named Executive Officers, as such term is defined under Item 402(a)(3) of Regulation S-K under the Securities Act, and (iii) all of the Company’s Executive Officers and Directors as a group.  Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within sixty (60) days of the date as of which the information is provided.  In computing the ownership percentage of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.  This table has been prepared based on 5,266,075 shares outstanding as of April 1, 2016.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percentage of Class
Carmine Catizone (2)	Common: 1,729,000 (direct)	32.83%
10 1/2 Walker Avenue	40,300 (1) (indirect)	0.77%
Morristown, NJ 07960

Daniel T. Generelli	Common: 20,000	0.38%
24 Kansas Street
Hackensack, NJ 07601

All Directors & Officers	Common: 1,749,000 (direct)	33.21%
as a group (2 persons)	40,300 (indirect)	0.77%

Pasquale Catizone (2)	Common: 2,698,000 (direct)	51.23%
266 Cedar Street
Cedar Grove, NJ 07009

(1)Carmine Catizone and Phyllis Catizone are husband and wife and are deemed to be the beneficial owners of each other's shares and custodial shares.  Also includes shares held in custodial account for benefit of Sherri Catizone, Carmine’s adult daughter who does not reside with him.

(2)Carmine Catizone and Pasquale Catizone are brothers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None.

Director Independence

The Company’s board of directors consists of Carmine Catizone and Daniel Generelli. Neither of them is independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2015 and 2014 for professional services rendered by Rotenberg, Meril, Solomon, Bertiger & Guttilla, P.C. (RMSB&G) for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2015 and 2014, were $13,400 and $13,400 respectively.

Audit related fees

We did not incur any aggregate audit related fees from RMSB&G for the 2015 and 2014 fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

Tax Fees

We did not incur any aggregate tax fees and expenses from RMSB&G for the 2015 and 2014 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees from RMSB&G for the 2015 and 2014 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2015 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using RMSB&G solely for audit and audit-related services and, as needed, for due diligence in acquisitions.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2015 and 2014

Statements of Operations for the years ended December 31, 2015 and 2014

Statement of Changes in Stockholders’ Equity for the years ended December 31, 2015 and 2014

Statements of Cash Flows for the years ended December 31, 2015 and 2014

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

Dated: April 1, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/CARMINE CATIZONE

Carmine Catizone,

President, Chief Executive Officer

Dated: April 1, 2016

By: /s/ DANIEL GENERELLI

Daniel Generelli

Chief Financial Officer and Controller

Dated: April 1, 2016