Form 10-Q
period 2016-03-31
Gotham Capital Holdings, Inc.
filed 2016-05-11
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2016

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

The number of outstanding shares of the registrant's common stock, May 11, 2016:  Common Stock – 5,266,075

GOTHAM CAPITAL HOLDINGS, INC.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Mine Safety Disclosure	15
Item 5. Other Information	15
Item 6. Exhibits	15

SIGNATURES	16

GOTHAM CAPITAL HOLDINGS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 23,354	$ 28,855
TOTAL CURRENT ASSETS	23,354	28,855

TOTAL ASSETS	$ 23,354	$ 28,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 13,800	$ 7,234
Accrued expenses	7,375	13,000

TOTAL CURRENT LIABILITIES	21,175	20,234

TOTAL LIABILITIES	21,175	20,234

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001,
authorized 10,000,000 shares, issued
and outstanding -0- shares	-	-
Common stock, par value $.001,
authorized 190,000,000 shares, issued
and outstanding 5,266,075 shares	5,266	5,266
Additional paid-in capital	781,375	781,375
Accumulated deficit	(784,462)	(778,020)
TOTAL STOCKHOLDERS’ EQUITY	2,179	8,621

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 23,354	$ 28,855

The accompanying notes are an integral part of these financial statements.

GOTHAM CAPITAL HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015

Revenues	$ -	$ -

Operating Expenses:
Professional fees	5,201	5,240
Miscellaneous	1,247	951

Total Operating Expenses	6,448	6,191

Loss From Operations	(6,448)	(6,191)

Other Income:
Interest income	6	31
Total Other Income	6	31

Net Loss	$ (6,442)	$ (6,160)

Loss per share:
Basic and diluted loss per common share	$ 0.00	$ 0.00

Basic and diluted weighted average common shares outstanding	5,266,075	5,266,075

The accompanying notes are an integral part of these financial statements.

GOTHAM CAPITAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

	2016	2015

Net loss	$ (6,442)	$ (6,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable	6,566	7,999
Decrease in accrued expenses	(5,625)	(5,475)
Net cash used in operating activities	$ (5,501)	$ (3,636)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$ (5,501)	$ (3,636)

CASH AND CASH EQUIVALENTS – beginning of period	28,855	88,079

CASH AND CASH EQUIVALENTS – end of period	$ 23,354	$ 84,443

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GOTHAM CAPITAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statement Presentation

The December 31, 2015 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2016, its results of operations for the three months ended March 31, 2016 and 2015 and its cash flows for the three months ended March 31, 2016 and 2015.

The statements of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual Report on Form 10-K for the year ended December 31, 2015.

Loss Per Share

The Company computes loss per share in accordance with FASB ASC 260, “Earnings Per Share”. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants.  There were no dilutive common stock equivalents for all periods presented.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $784,462 at March 31, 2016. The Company has no revenue generating operations and has limited cash resources. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations through March 31, 2017 by obtaining additional financing from key officers, directors and certain investors. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

3.

STOCKHOLDERS’ EQUITY

Effective May 18, 2015, the Company increased the authorized shares to 200,000,000.  190,000,000 shares shall be designated common stock and have a par value of $0.001 per share and 10,000,000 shares shall be designated preferred stock and have a par value of $0.001 per share. The Company also recorded a 1-for-2 reverse split of all outstanding common shares.

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

4.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2015.  There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2016.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Company’s financial statements.

Liquidity and Capital Resources

At March 31, 2016, Gotham Capital Holdings, Inc. (F/K/A Creative Beauty Supply of New Jersey Corporation) (the “Company”) had a cash balance of $23,354, which represents a $5,501 decrease from the $28,855 balance at December 31, 2015.  This decrease was primarily the result of cash used to satisfy the requirements of a reporting company.  The Company’s working capital balance at March 31, 2016 was $2,179, as compared to a December 31, 2015 balance of $8,621.

For the three months ended March 31, 2016, we incurred a net loss of $6,442. We had the following adjustments to reconcile net loss to net cash used in operating activities: we had an increase of $6,566 due to accounts payable and a decrease of $5,625 due to accrued expenses. As a result, we had net cash used in operating activities of $5,501 for the three months ended March 31, 2016.

For the three months ended March 31, 2015, we incurred a net loss of $6,160. We had the following adjustments to reconcile net loss to net cash used in operating activities: we had an increase of $7,999 due to accounts payable and a decrease of $5,475 due to accrued expenses. As a result, we had net cash used in operating activities of $3,636 for the three months ended March 31, 2015.

For the three months ended March 31, 2016 and 2015, there were no investing or financing activities.

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

The accompanying financial statement has been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses of $6,442 and $6,160 for the three months ended March 31, 2016 and 2015, respectively, and a accumulated deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015.

For the three months ended March 31, 2016, we did not earn any revenues. We incurred professional fees of $5,201 and miscellaneous expenses of $1,247. We earned interest income of $6. As a result we incurred a net loss of $6,442 for the three months ended March 31, 2016.

Comparatively, for the three months ended March 31, 2015, we did not earn any revenues. We incurred professional fees of $5,240 and miscellaneous expenses of $951. We earned interest income of $31. As a result, we incurred a net loss of $6,160 for the three months ended March 31, 2015.

The Company incurred a net loss of $6,442 in the current period versus a net loss of $6,160 in the prior period. Operating expenses were incurred primarily to enable the Company to satisfy the requirements of a reporting company.

During the current and prior period, the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016.  Based on the existence of the material weakness in internal control over financial reporting discussed in our Form 10-K for the year ended December 31, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2016 to provide such reasonable assurances.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 11, 2016

GOTHAM CAPITAL HOLDINGS, INC.

By:     /s/Carmine Catizone

Carmine Catizone,

Chief Executive Officer

/s/Daniel Generelli

Daniel Generelli,

Chief Financial Officer