Form 10-Q
period 2016-09-30
Gotham Capital Holdings, Inc.
filed 2016-11-14
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2016

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

The number of outstanding shares of the registrant's common stock, November 14, 2016:  Common Stock – 5,266,075

GOTHAM CAPITAL HOLDINGS, INC.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Mine Safety Disclosure	16
Item 5. Other Information	16
Item 6. Exhibits	16

SIGNATURES	17

GOTHAM CAPITAL HOLDINGS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 40,317	$ 28,855
TOTAL CURRENT ASSETS	40,317	28,855

TOTAL ASSETS	$ 40,317	$ 28,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 21,400	$ 7,234
Accrued expenses	6,425	13,000

TOTAL CURRENT LIABILITIES	27,825	20,234

TOTAL LIABILITIES	27,825	20,234

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001,
authorized 10,000,000 shares, issued
and outstanding -0- shares	-	-
Common stock, par value $.001,
authorized 190,000,000 shares, issued
and outstanding 5,266,075 shares	5,266	5,266
Additional paid-in capital	781,375	781,375
Accumulated deficit	(774,149)	(778,020)
TOTAL STOCKHOLDERS’ EQUITY	12,492	8,621

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 40,317	$ 28,855

The accompanying notes are an integral part of these financial statements.

GOTHAM CAPITAL HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$ -	$ -	$ -	$ -

Operating Expenses:
Professional fees	4,654	12,358	14,730	22,323
Miscellaneous	168	-	1,416	1,082

Total Operating Expenses	4,822	12,358	16,146	23,405

Loss From Operations	(4,822)	(12,358)	(16,146)	(23,405)

Other Income:
Miscellaneous income	20,000	-	20,000	-
Interest income	5	16	17	65

Total Other Income	20,005	16	20,017	65

Net Income (loss)	$ 15,183	$ (12,342)	$ 3,871	$ (23,340)

Income (loss) per share:
Basic and diluted net loss per common share	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Basic and diluted weighted average common shares outstanding	5,266,075	5,266,075	5,266,075	5,266,075

The accompanying notes are an integral part of these financial statements.

GOTHAM CAPITAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	2016	2015

Net income (loss)	$ 3,871	$ (23,340)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Increase (decrease) in accounts payable	14,166	(10,813)
Decrease in accrued expenses	(6,575)	(9,075)
Net cash provided by (used) in operating activities	$ 11,462	$ (43,228)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ 11,462	$ (43,228)

CASH AND CASH EQUIVALENTS – beginning of period	28,855	88,079

CASH AND CASH EQUIVALENTS – end of period	$ 40,317	$ 44,851

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GOTHAM CAPITAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

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

The Board of Directors of the Company adopted resolutions to amend their Articles of Incorporation to increase the authorized shares to 200,000,000 (See note 3), to amend Articles of Incorporation to change the Company’s name to Gotham Capital Holdings, Inc., and to authorize a 1-for-2 reverse split of all outstanding common shares. The corporation’s actions became effective as of May 18, 2015.

On April 1, 2015, the Company entered into a Securities Purchase Agreement (“SPA”) with Gotham Capital, Inc. and certain Gotham Capital, Inc. shareholders which would have resulted in a change of control of the Company upon execution of the agreement. On July 22, 2016, both parties signed a mutual release which agrees to settle disputes and differences that have arisen between the two parties and cancelled the SPA. The Company has received a reimbursement of $20,000 for professional fees related to the agreement which has been recorded as miscellaneous income in the statement of operations  (See note 4).

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statement Presentation

The December 31, 2015 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2016, its results of operations for the nine and three months ended September 30, 2016 and 2015 and its cash flows for the nine months ended September 30, 2016 and 2015.

The statements of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results for the full year.

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

As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $774,149 at September 30, 2016. The Company has no revenue generating operations and has limited cash resources. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations through September 30, 2017 by obtaining additional financing from key officers, directors and certain investors. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

3.

STOCKHOLDERS’ EQUITY

Effective May 18, 2015, the Company increased the authorized shares to 200,000,000, 190,000,000 shares shall be designated common stock and have a par value of $0.001 per share and 10,000,000 shares shall be designated preferred stock and have a par value of $.001 per share. The Company also recorded a 1-for-2 reverse split of all outstanding common shares.

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available. In the event of liquidation, dissolution, or winding up of the Company, the holders of common stock are entitled to share pro rata in all assets  remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable. Holders of common stock have no preemptive rights to purchase the Company’s common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.

4.

MISCELLANEOUS INCOME

On August 22, 2016 the Company received $20,000 as a reimbursement for professional fees paid in 2015.  The reimbursement has been classified as miscellaneous income in the Statement of Operations for the three and nine months ended September 30, 2016 (See note 1).

5.

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

Gotham Capital Holding, Inc. (F/K/A Creative Beauty Supply of New Jersey Corporation) (the “Company”) undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2015.  There have been no material changes to our critical accounting policies as of and for the three and nine months ended September 30, 2016.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of the Company’s financial statements.

Liquidity and Capital Resources

At September 30, 2016, the Company had a cash balance of $40,317, which represents a $11,462 increase from the $28,855 balance at December 31, 2015.  This increase was primarily the result of a cash expense reimbursement received net of cash used to satisfy the requirements of a reporting company.  The Company’s working capital balance at September 30, 2016 was $12,492, as compared to a December 31, 2015 balance of $8,621.

For the nine months ended September 30, 2016, we had net income of $3,871. We had the following adjustments to reconcile net income to net cash provided by operating activities: we had an increase of $14,166 due to accounts payable and a decrease of $6,575 due to accrued expenses. As a result, we had a net cash provided by in operating activities of $11,462 for the nine months ended September 30, 2016.

For the nine months ended September 30, 2015, we incurred a net loss of $23,340. We had the following adjustments to reconcile net loss to net cash used in operating activities: we had a decrease of $10,813 due to accounts payable and a decrease of $9,075 due to accrued expenses. As a result, we had a net cash used in operating activities of $43,228 for the nine months ended September 30, 2015.

For the nine months ended September 30, 2016 and 2015, there were no investing or financing activities.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses of from operations of $16,146 and $23,405 for the nine months ended September 30, 2016 and 2015, respectively, and has an accumulated deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on accepted terms.

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

Results of Operations for the Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015.

For the nine months ended September 30, 2016, we did not earn any revenues. We incurred professional fees of $14,730 and miscellaneous expenses of $1,416. We earned interest income of $17 and received a $20,000 expense reimbursement for professional fees. As a result we had $3,871 income for the nine months ended September 30, 2016.

Comparatively, for the nine months ended September 30, 2015, we did not earn any revenues. We incurred professional fees of $22,323 and miscellaneous expenses of $1,082. We earned interest income of $65. As a result, we incurred a net loss of $23,340 for the nine months ended September 30, 2015.

The Company had $3,871 in net income in the current period versus a net loss of $23,340 in the prior year. Operating expenses were incurred primarily to enable the Company to satisfy the requirements of a reporting company.

During the current and prior period, the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Results of Operations for the Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015.

For the three months ended September 30, 2016, we did not earn any revenues. We incurred professional fees of $4,654 and miscellaneous expense of $168. We earned interest income of $5 and received a $20,000 expense reimbursement for professional fees. As a result we had income of $15,183 for the three months ended September 30, 2016.

Comparatively, for the three months ended September 30, 2015, we did not earn any revenues. We incurred professional fees of $12,358 and miscellaneous expenses of $-0-. We earned interest income of $16. As a result, we incurred a net loss of $12,342 for the three months ended September 30, 2015.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016.  Based on the existence of the material weakness in internal control over financial reporting discussed in our Form 10-K for the year ended December 31, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2016 to provide such reasonable assurances.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2016

GOTHAM CAPITAL HOLDINGS, INC.

By:     /s/Carmine Catizone

Carmine Catizone,

Chief Executive Officer

/s/Daniel Generelli

Daniel Generelli,

Chief Financial Officer