Form 10-K
period 2016-12-31
Gotham Capital Holdings, Inc.
filed 2017-03-31
CIK 1290658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [x] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2016, the market price for voting and non-voting common equity held by non-affiliates of the registrant was $233,633.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 31, 2017 was 5,266,075 shares of its $.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. BUSINESS

Gotham Capital Holdings, Inc. (“the Company”) was incorporated in the State of New Jersey on October 1, 2003 under the name of Creative Beauty Supply of New Jersey Corporation and subsequently changed its name to Gotham Capital Holdings, Inc. on May 18, 2015.

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

On April 1, 2015, the Company entered into a Securities Purchase Agreement with Gotham Capital, Inc. and certain Gotham Capital, Inc. shareholders which would have resulted in a change of control of the Company upon execution of the agreement. On July 22, 2016, both parties signed a mutual release that agreed to settle disputes and differences that have arisen between the two parties and cancelled the SPA.  The Company has received a reimbursement of $20,000 for professional fees related to the agreement.

Further to our investigation of business opportunities, on March 16, 2017, the Board of Directors of the Company adopted resolutions to change the Company’s name to IIOT-OXYS, Inc., to authorize a change of domicile from New Jersey to Nevada, to authorize a 2017 Stock Awards Plan, and to approve the Securities Exchange Agreement between the Company and OXYS Corporation (“OXYS”), a Nevada Corporation.    The actions have been approved by stockholders representing 84.2% of the Company.

 Our Board of Directors and Majority Shareholders has approved a securities exchange agreement with the shareholders of OXYS to acquire 100% of the issued voting shares of OXYS in exchange for 34,687,244 of the Company’s common shares. The securities and exchange agreement has not been executed as of the date of this filing.  Upon execution of the securities and exchange agreement, the acquisition will result in a change of control of the Company.  The 34,687,244 common shares to be issued consist wholly of securities exempt from registration under the Securities Act of 1933. The share consideration to be paid by the Company to the OXYS shareholders will represent approximately 90% of our issued voting equity on a fully diluted basis following closing.  The corporate actions will not be effective until twenty days after the Definitive Information Statement filing date with the Securities and Exchange Commission.

OXYS is in the business of providing a combination of hardware and software products combined with services at the Edge of the Industrial Internet of Things (IIOT). The software services on top of that platform will enable local data processing, filtering, aggregation etc. to ensure that only that data worth keeping goes to higher levels. The OXYS Edge Device will also ensure that a local “SECRET KEY” known only to the OXYS Edge Device is safely stored and can never be hacked at the cloud level. In this way customer data cannot be mined by companies like Google, Microsoft, and Amazon etc. to surreptitiously create additional value on the backs of clients. OXYS will return control of data to the customer and will realize some of the value stream that would otherwise have gone to the cloud.

  The business model of OXYS consists of the following aspects:

1.

EdgeTelligence™: Provide a unique OXYS Edge Computing Device to serve as the local hardware platform for local analytics

2.

EdgeRune™: Provide software to enable these local analytics

3.

EdgeMap™: Provide data science and data analytics consulting services

  Therefore, there will be three associated revenue streams: hardware sales, software sales and licensing, and consulting services. The OXYS system including the “SECRET KEY” is expected to be fully operative in less than six months and ready to be incorporated into hundreds of thousands of industrial devices, following successful funding.

  OXYS is additionally working with universities, other companies, and other entrepreneurs in the area to implement best in class security from both a hardware and software perspective. This provides additional revenue sources and access to customers in the IIoT and even the internetworking of physical devices known as the Internet of Things.

Also at closing of the Securities Exchange Agreement, Carmine Catizone, a current officer and director and Pasquale Catizone, a majority shareholder will return an aggregate of 1,500,000 common shares to the Company for cancellation such that neither Carmine or Pasquale Catizone shall retain 5% or more of our voting securities.  Pasquale Catizone has entered into a consulting

agreement with OXYS to provide consulting services during the transition.   At closing of the Securities and Exchange Agreement, Carmine Catizone and Daniel Generelli will resign as officers and directors.

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

Quarter Ended	High Bid	Low Bid
3/31/16	1.5	0.6
6/30/16	0.6	0.3
9/30/16	0.3	0.3
12/31/16	1.5	0.3

3/31/15	0.2	0.2
6/30/15	2.0	0.2
9/30/15	1.5	0.8
12/31/15	1.5	1.5

Holders.  There were approximately 90 record holders of the Company’s common stock as of March 31, 2017.  The issued and outstanding shares of the Company’s common stock were issued in accordance with the exemptions from registration afforded by Sections 3(b) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by the Company) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although the Company believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performances or achievements to differ materially from those expressed or implied by those statements. These risk, uncertainties and other factors include, but are not limited to the Company’s  ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in the Company’s filing with the Securities and Exchange Commission, including without limitation this Annual Report on Form 10-K.

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

Liquidity and Capital Resources

At December 31, 2016, the Company had a cash balance of $39,646, which represents a $10,791 increase from the $28,855 balance at December 31, 2015. This increase was primarily the result of a cash expense reimbursement received net of cash used to satisfy the requirements of a reporting company. The Company received the expense reimbursement related to the mutual release for the SPA referred to in Item 1.  The Company’s working capital balance at December 31, 2016 was $(3,472), as compared to a December 31, 2015 balance of $8,621.

The registrant did not pursue any investing or financing activities for the years ended December 31, 2016 and 2015.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred losses of $12,093 and $51,592 for the years ended December 31, 2016 and 2015, respectively, and has an accumulated deficit, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms. The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flows to meet its obligations, and obtain additional financing as may be required. The outcome of this uncertainty cannot be assured.

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

The auditors have included a going concern qualification in their auditors’ report dated March 31, 2017. Such a going concern qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company’s operating results.

Results of Operations for the Year Ended December 31, 2016 compared to the Year Ended December 31, 2015.

The Company had a net loss of $12,093 in 2016 versus net loss of $51,592 in 2015. The $39,499 difference between the year ended 2016 and the year ended 2015 is a result of a decrease in professional fees of $20,015, an increase in other general expenses of $458, the receipt of an expense reimbursement of $20,000 for prior year professional fees and a decrease in interest income of $58. The Company received the expense reimbursement related to the mutual release for the SPA referred to in Item 1.  Operating expenses in 2016 were incurred primarily to enable the Company to satisfy its requirements of a reporting company. In 2015, operating expenses were incurred primarily to enable the Company to satisfy its requirements of a reporting company, and from increasing its authorized shares, effectuating a reverse stock split, and potential merger.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Gotham Capital Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of Gotham Capital Holdings, Inc. (f/k/a Creative Beauty Supply of New Jersey Corporation)

We have audited the accompanying balance sheets of Gotham Capital Holdings, Inc. (f/k/a Creative Beauty Supply of New Jersey Corporation) (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

March 31, 2017

GOTHAM CAPITAL HOLDINGS, INC.

BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

	2016	2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 39,646	$ 28,855
TOTAL CURRENT ASSETS	39,646	28,855

TOTAL ASSETS	$ 39,646	$ 28,855

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$ 30,168	$ 7,234
Accrued expenses	12,950	13,000
TOTAL CURRENT LIABILITIES	43,118	20,234

TOTAL LIABILITIES	43,118	20,234

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, par value $.001,
authorized 10,000,000 shares, issued
and outstanding -0- shares at December 31, 2016 and 2015	-	-
Common stock, par value $.001,
authorized 190,000,000 shares, issued
and outstanding 5,266,075 shares at December 31, 2016 and 2015	5,266	5,266
Additional paid-in capital	781,375	781,375
Accumulated deficit	(790,113)	(778,020)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(3,472)	8,621

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$ 39,646	$ 28,855

The accompanying notes are an integral part of these financial statements.

GOTHAM CAPITAL HOLDINGS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Revenues	$ -	$ -

Operating Expenses:
Professional fees	30,523	50,538
Miscellaneous	1,593	1,135

Total Operating Expenses	32,116	51,673

Loss From Operations	(32,116)	(51,673)

Other Income:
Miscellaneous Income	20,000	-
Interest income	23	81

Total Other Income	20,023	81

Net Loss	$ (12,093)	$ (51,592)

Loss per share:
Basic and diluted net loss per common share	$ 0.00	$ 0.00

Basic and diluted weighted average common shares outstanding	5,266,075	5,266,075

The accompanying notes are an integral part of these financial statements.

GOTHAM CAPITAL HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock
	$ .001 Par Value		Additional
	Number		Paid In	Accumulated
	of Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2014	5,266,075	$5,266	$781,375	$(726,428)	$60,213

Net loss for the year	-	-	-	(51,592)	(51,592)

Balance, December 31, 2015	5,266,075	5,266	781,375	(778,020)	8,621

Net loss for the year	-	-	-	(12,093)	(12,093)

Balance, December 31, 2016	5,266,075	$ 5,266	$ 781,375	$ (790,113)	$(3,472)

The accompanying notes are an integral part of these financial statements.

GOTHAM CAPITAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Cash flows from Operating Activities:
Net loss from operations	$ (12,093)	$ (51,592)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase (decrease) in accounts payable	22,934	(7,882)
Increase (decrease) in accrued expenses	(50)	250
Net cash provided by (used in) operating activities	10,791	(59,224)
CASH AND CASH EQUIVALENTS – beginning of year	28,855	88,079

CASH AND CASH EQUIVALENTS – end of year	$ 39,646	$ 28,855

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GOTHAM CAPITAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

1.

THE COMPANY

  The Company was incorporated in the State of New Jersey on October 1, 2003 under the name of Creative Beauty Supply of New Jersey Corporation and subsequently changed its name to Gotham Capital Holdings, Inc. on May 18, 2015.  The Company commenced operations in the beauty supply industry as of January 1, 2004.  On November 30, 2007, the Company’s Board of Directors approved a plan to dispose of its wholesale and retail beauty supply business.  As of January 1, 2009, the Company has had no operations and is a shell company.

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

The Board of Directors of the Company adopted resolutions to amend their Articles of Incorporation to increase the authorized shares to 200,000,000 (See note 6), to amend Articles of Incorporation to change the Company’s name to Gotham Capital Holdings, Inc. and authorize a 1-for-2 reverse split of all outstanding common shares. The corporation actions became effective as of May 18, 2015.

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

See Note 7 for further updates regarding potential business targets and corporate actions taken subsequent to December 31, 2016.

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

The Company’s recurring losses from operations, lack of revenue generating operations and accumulated deficit raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms. The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flows to meet its obligations, and obtain additional financing as may be required. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company’s operating results.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted would have a material effect on the accompanying financial statements.

3.

CONCENTRATION OF CREDIT RISK

The Company maintains its cash balance with a major bank. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor. At December 31, 2016 and 2015 all cash balances were fully insured.

4.

MISCELLANEOUS INCOME

On August 22, 2016 the Company received $20,000 as a reimbursement for professional fees paid in 2015. The reimbursement has been classified as miscellaneous income in the Statement of Operations. (See note 1).

5.

INCOME TAXES

The deferred income tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	2016	2015
Net operating loss carry forwards	$218,600	$213,900
Less: Valuation allowance	(218,600)	(213,900)
Total	$ -	$ -

A 100% valuation allowance was provided at December 31, 2016 and 2015 as it is uncertain if the deferred tax assets would be utilized and the net operating loss carryforwards may be limited due to potential changes of control. The increase in the valuation allowance was a result from the current year net operating loss.

At December 31, 2016, the Company has unused federal net operating loss carry forwards of approximately $614,000 expiring between 2024 and 2036 and unused New Jersey net operating loss carry forwards of approximately $199,000 expiring between  2029 and 2036.

At December 31, 2016 and 2015, the Company had no material unrecognized tax benefits, and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at December 31, 2016 and 2015.

The Company files its federal and New Jersey income tax returns under varying statutes of limitations. The 2013 through 2016 tax years generally remain subject to examination by federal and New Jersey tax authorities.

6.  STOCKHOLDERS’ EQUITY (DEFICIENCY)

Effective May 18, 2015, the Company increased the authorized shares to 200,000,000. 190,000,000 shares shall be designated common stock and have a par value of $0.001 per share and 10,000,000 shares shall be designated preferred stock and have a par value of $0.001 per share. The Company also recorded a 1-for-2 reverse split of all outstanding common shares which occurred on May 18, 2015 and is reflected in all per share amounts in the financial statements.

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

7.  SUBSEQUENT EVENTS

On March 16, 2017, the Board of Directors of the Company adopted resolutions to change the Company’s name to IIOT-OXYS, Inc., to authorize a change of domicile from New Jersey to Nevada, to authorize a 2017 Stock Awards Plan, and to approve the Securities Exchange Agreement between the Company and OXYS Corporation (“OXYS”), a Nevada Corporation.    The actions have been approved by stockholders representing 84.2% of the Company.

Our Board of Directors and Majority Shareholders has approved a securities exchange agreement with the shareholders of OXYS to acquire 100% of the issued voting shares of OXYS in exchange for 34,687,244 of the Company’s common shares.  The securities and exchange agreement has not been executed as of the date of this filing.   Upon execution of the securities and exchange agreement, the acquisition will result in a change of control of the Company.  The

34,687,244 common shares to be issued consist wholly of securities exempt from registration under the Securities Act of 1933. The share consideration to be paid by the Company to the OXYS shareholders will represent approximately 90% of our issued voting equity on a fully diluted basis following closing.  The corporate actions will not be effective until twenty days after the Definitive Information Statement filing date with the Securities and Exchange Commission.

Also at closing of the Securities Exchange Agreement, Carmine Catizone, a current officer and director, and Pasquale Catizone, a majority shareholder, will return an aggregate of 1,500,000 common shares to the Company for cancellation such that neither Carmine nor Pasquale Catizone shall retain 5% or more of our voting securities.  Pasquale Catizone has entered into a consulting agreement with OXYS to provide consulting services during the transition.   At closing of the Securities and Exchange Agreement, Carmine Catizone and Daniel Generelli will resign as officers and directors.

The Board of Directors and Majority Shareholders have determined that it is in the best interests of the Company to implement the 2017 Stock Awards Plan.  The 2017 Stock Awards Plan was adopted by the Board of Directors of the Company on March 16, 2017.  The aggregate number of common shares that may be issued under the Plan shall be 7,000,000 common shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2016.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of December 31, 2016 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 and concluded that it was not effective because of the material weakness described below:

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

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2016.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE

(a) Identity of Officers and Directors

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and his business experience during at least the last five (5) years:

Name	Age	Position and Offices Held	Director Since
Carmine Catizone	72	President, Director	October 1, 2003 to present

Daniel Generelli	54	Secretary, Treasurer, Vice-President, Director	October 1, 2003 to present

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

At this time, the Company does not have an audit committee because the Company has not engaged in any business operations for at least the last eight years.  The Company’s board of directors acts as its audit committee. Similarly, the Company’s board of directors has determined that it does not have an audit committee financial expert as defined under Securities and Exchange Commission rules.

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

ITEM 11. EXECUTIVE COMPENSATION

To date, the Company has not entered into employment agreements nor are any contemplated.

Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options/ SARS	LTIF Payouts ($)	All Other Compensation ($)
Carmine Catizone	2015	-	-	-	-	-	-	-
President	2016	-	-	-	-	-	-	-

Daniel Generelli	2015	-	-	-	-	-	-	-
Secretary	2016	-	-	-	-	-	-	-
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2017, certain information regarding the ownership of the common stock by (i) each person known by the Company to be the beneficial owner of more than five (5%) percent of Common Stock, (ii) each of the Company’s Directors and Named Executive Officers, as such term is defined under Item 402(a)(3) of Regulation S-K under the Securities Act, and (iii) all of the Company’s Executive Officers and Directors as a group.  Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within sixty (60) days of the date as of which the information is provided.  In computing the ownership percentage of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.  This table has been prepared based on 5,266,075 shares outstanding as of March 31, 2017.

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

(2)Carmine Catizone and Pasquale Catizone are brothers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None.

Director Independence

The Company’s board of directors consists of Carmine Catizone and Daniel Generelli. Neither of them are independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2016 and 2015 for professional services rendered by Rotenberg, Meril, Solomon, Bertiger & Guttilla, P.C. (RMSB&G) for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2016 and 2015, were $13,400 and $13,400 respectively.

Audit related fees

We did not incur any aggregate audit related fees from RMSB&G for the 2016 and 2015 fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

Tax Fees

We did not incur any aggregate tax fees and expenses from RMSB&G for the 2016 and 2015 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees from RMSB&G for the 2016 and 2015 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2016 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using RMSB&G solely for audit and audit-related services and, as needed, for due diligence in acquisitions.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2016 and 2015

Statements of Operations for the years ended December 31, 2016 and 2015

Statement of Changes in Stockholders’ Equity for the years ended December 31, 2016 and 2015

Statements of Cash Flows for the years ended December 31, 2016 and 2015

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

Gotham Capital Holdings, Inc.

By: /s/ CARMINE CATIZONE

Carmine Catizone

President

Dated: March 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/CARMINE CATIZONE

Carmine Catizone,

President, Chief Executive Officer

Dated: March 31, 2017

By: /s/ DANIEL GENERELLI

Daniel Generelli

Chief Financial Officer and Controller

Dated: March 31, 2017