Form 10-K/A
period 2016-12-31
Gotham Capital Holdings, Inc.
filed 2017-04-05
CIK 1290658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 5, 2017 was 5,266,0 84 shares of its $.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This amendment to the Form 10-K, as originally filed with the SEC on March 31, 2017, is being filed solely to correct share ownership values.  No other changes have been made to the Form 10-K, and this amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2017, certain information regarding the ownership of the common stock by (i) each person known by the Company to be the beneficial owner of more than five (5%) percent of Common Stock, (ii) each of the Company’s Directors and Named Executive Officers, as such term is defined under Item 402(a)(3) of Regulation S-K under the Securities Act, and (iii) all of the Company’s Executive Officers and Directors as a group.  Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within sixty (60) days of the date as of which the information is provided.  In computing the ownership percentage of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.  This table has been prepared based on 5,266,084 shares outstanding as of March 31, 2017.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percentage of Class
Carmine Catizone (2)	Common: 1,738,100 (direct)	3 3.01%
10 1/2 Walker Avenue	80,000 (1) (indirect)	1.52%
Morristown, NJ 07960

Daniel T. Generelli	Common: 40,000	0. 76%
24 Kansas Street
Hackensack, NJ 07601

All Directors & Officers	Common: 1,778,100 (direct)	33. 77%
as a group (2 persons)	80,000 (indirect)	1.52%

Pasquale Catizone (2)	Common: 3,141,325 (direct)	5 9.65%
266 Cedar Street	49,000 (indirect)(3)	0.93%
Cedar Grove, NJ 07009

(1) Carmine Catizone and Phyllis Catizone are husband and wife and are deemed to be the beneficial owners of each other's shares and custodial shares.  Also includes shares held in custodial account for benefit of Sherri and Carrie Catizone, Carmine’s adult daughters who do not reside with him.

(2) Carmine Catizone and Pasquale Catizone are brothers.

(3) Shares held by Grove Partners, an entity controlled by Pasquale Catizone.

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

Dated: April 5, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/CARMINE CATIZONE

Carmine Catizone,

President, Chief Executive Officer

Dated: April 5, 2017

By: /s/ DANIEL GENERELLI

Daniel Generelli

Chief Financial Officer and Controller

Dated: April 5, 2017