Form 10-Q
period 2017-03-31
Gotham Capital Holdings, Inc.
filed 2017-05-15
CIK 1290658

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2017

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

The number of outstanding shares of the registrant's common stock, May 15, 2017:  Common Stock – 5,266,075

GOTHAM CAPITAL HOLDINGS, INC.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Mine Safety Disclosure	16
Item 5. Other Information	16
Item 6. Exhibits	16

SIGNATURES	17

GOTHAM CAPITAL HOLDINGS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 31,651	$ 39,646
TOTAL CURRENT ASSETS	31,651	39,646

TOTAL ASSETS	$ 31,651	$ 39,646

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$ 35,581	$ 30,168
Accrued expenses	4,400	12,950

TOTAL CURRENT LIABILITIES	39,981	43,118

TOTAL LIABILITIES	39,981	43,118

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001,
authorized 10,000,000 shares, issued
and outstanding -0- shares at March 31, 2017 and December 31, 2016	-	-
Common stock, par value $.001,
authorized 190,000,000 shares, issued
and outstanding 5,266,075 shares at March 31, 2017 and December 31, 2016	5,266	5,266
Additional paid-in capital	781,375	781,375
Accumulated deficit	(794,971)	(790,113)
TOTAL STOCKHOLDERS’ DEFICIENCY	(8,330)	(3,472)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 31,651	$ 39,646

The accompanying notes are an integral part of these financial statements.

GOTHAM CAPITAL HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016

Revenues	$ -	$ -

Operating Expenses:
Professional fees	4,363	5,201
Miscellaneous	500	1,247

Total Operating Expenses	4,863	6,448

Loss From Operations	(4,863)	(6,448)

Other Income:
Interest income	5	6
Total Other Income	5	6

Net Loss	$ (4,858)	$ (6,442)

Loss per share:
Basic and diluted loss per common share	$ 0.00	$ 0.00

Basic and diluted weighted average common shares outstanding	5,266,075	5,266,075

The accompanying notes are an integral part of these financial statements.

GOTHAM CAPITAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

	2017	2016

Net loss	$ (4,858)	$ (6,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable	5,413	6,566
Decrease in accrued expenses	(8,550)	(5,625)
Net cash used in operating activities	$ (7,995)	$ (5,501)

Net Decrease in Cash and Cash Equivalents	$ (7,995)	$ (5,501)

Cash and Cash Equivalents – beginning of period	39,646	28,855

Cash and Cash Equivalents – end of period	$ 31,651	$ 23,354

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$ -	$ 500

Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GOTHAM CAPITAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

(UNAUDITED)

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

On April 1, 2015, the Company entered into a Securities Purchase Agreement (“SPA”) with Gotham Capital, Inc. and certain Gotham Capital, Inc. shareholders which would have resulted in a change of control of the Company upon execution of the agreement. On July 22, 2016, both parties signed a mutual release which agreed to settle disputes and differences that have arisen between the two parties and cancelled the SPA.

On March 16, 2017, the Board of Directors of the Company adopted resolutions to change the Company’s name to IIOT-OXYS, Inc., to authorize a change of domicile from New Jersey to Nevada, to authorize a 2017 Stock Awards Plan, and to approve the Securities Exchange Agreement between the Company and OXYS Corporation (“OXYS”), a Nevada Corporation. The actions have been approved by the stockholders representing 84.2% of the Company.

The Board of Directors and Majority Shareholders of Gotham Capital Holdings, Inc. has approved a Securities Exchange Agreement with the shareholders of OXYS to acquire 100% of the issued voting shares of OXYS in exchange for 34,687,244 of the Company’s common shares. The Securities Exchange Agreement has not been executed as of the date of this filing. Upon execution of the Securities and Exchange Agreement, the acquisition will result in a change of control of the Company. The 34,687,244 common shares to be issued consist wholly of securities exempt from registration under the Securities Act of 1933. The share consideration to be paid by the Company to the OXYS shareholders will represent approximately 90% of our issued voting equity on a fully diluted basis following closing. The corporate actions will not be effective until twenty days after the Definitive Information Statement filing date with the Securities and Exchange Commission.  The Securities Exchange Agreement has not been executed as of the date of this filing.  Upon execution of the Securities Exchange Agreement, the acquisition will result in a change of control of the Company.

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

The Board of Directors and Majority Shareholders have determined that it is in the best interest of the Company to implement the 2017 Stock Awards Plan. The 2017 Stock Awards Plan was adopted by the Board of Directors of the Company on March 16, 2017. The aggregate number of common shares that may be issued under the Plan shall be 7,000,000 common shares.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statement Presentation

The December 31, 2016 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2017, its results of operations for the three months ended March 31, 2017 and 2016 and its cash flows for the three months ended March 31, 2017 and 2016.

The statements of operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual Report on Form 10-K for the year ended December 31, 2016.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $794,971 at March 31, 2017. The Company has no revenue generating operations and has limited cash resources. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations through March 31, 2018 by obtaining additional financing from key officers, directors and certain investors. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

STOCKHOLDERS’ DEFICIENCY

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

On March 16, 2017, the Board of Directors and Majority Shareholders approved the IIOT-OXYS, Inc. 2017 Stock Awards Plan, (the “Plan”).  The Plan provides for granted incentive stock options, options that do not constitute incentive stock options, stock appreciation rights, restricted stock awards, phantom stock awards, or any combination of the foregoing, as is best suited to the particular circumstances.  The Plan shall be effective upon its adoption by the Board.  The aggregate number of common shares that may be issued under the Plan shall be 7,000,000 common shares.  No further awards may be granted under the Plan after ten years following the effective date.  The Plan shall remain in effect until all awards granted under the Plan have been satisfied or expired.

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

Gotham Capital Holdings, Inc. (the “Company”) undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2016.  There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2017.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Company’s financial statements.

Liquidity and Capital Resources

At March 31, 2017, the Company had a cash balance of $31,651, which represents a $7,995 decrease from the $39,646 balance at December 31, 2016.  This decrease was primarily the result of cash used to satisfy the requirements of a reporting company.  The Company’s working deficit at March 31, 2017 was $8,330, as compared to a December 31, 2016 deficit of $3,472.

For the three months ended March 31, 2017, we incurred a net loss of $4,858. We had the following adjustments to reconcile net loss to net cash used in operating activities: we had an increase of $5,413 due to an increase in accounts payable and a decrease of $8,550 due to a decrease in accrued expenses. As a result, we had net cash used in operating activities of $7,995 for the three months ended March 31, 2017.

For the three months ended March 31, 2016, we incurred a net loss of $6,442. We had the following adjustments to reconcile net loss to net cash used in operating activities: we had an increase of $6,566 due to an increase in accounts payable and a decrease of $5,625 due to a decrease in accrued expenses. As a result, we had net cash used in operating activities of $5,501 for the three months ended March 31, 2016.

For the three months ended March 31, 2017 and 2016, there were no investing or financing activities.

The focus of the Company’s efforts is to acquire or develop an operating business. The Company presently owns no real property and at this time has no intention of acquiring any such property. The Company’s sole expected expenses are comprised of professional fees primarily incident to its reporting requirements.

Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company. The Company has considered various business alternatives including the possible acquisition of an existing business.  Management has considered the risk of possible opportunities as well as their potential rewards.  Management has invested time evaluating several proposals for possible acquisition or combination and during the current quarter the Board of Directors adopted resolutions to approve the Securities and Exchange Agreement between the Company and OXYS Corporation (“OXYS”) whereby the Company will acquire 100% of the issued voting shares of OXYS in exchange for 34,687,244 of the Company’s common shares.  The Securities and Exchange agreement has not been executed as of the date of this filing.  Upon execution of the Securities and Exchange Agreement, the acquisition will result in a change of control of the Company.

The accompanying financial statement has been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses of $4,858 and $6,442 for the three months ended March 31, 2017 and 2016, respectively, and has an accumulated deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016.

For the three months ended March 31, 2017, we did not earn any revenues. We incurred professional fees of $4,363 and miscellaneous expenses of $500. We earned interest income of $5. As a result we incurred a net loss of $4,858 for the three months ended March 31, 2017.

Comparatively, for the three months ended March 31, 2016, we did not earn any revenues. We incurred professional fees of $5,201 and miscellaneous expenses of $1,247. We earned interest income of $6. As a result, we incurred a net loss of $6,442 for the three months ended March 31, 2016.

The Company incurred a net loss of $4,858 in the current period versus a net loss of $6,442 in the prior period. Operating expenses were incurred primarily to enable the Company to satisfy the requirements of a reporting company.

During the current and prior period, the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017.  Based on the existence of the material weakness in internal control over financial reporting discussed in our Form 10-K for the year ended December 31, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2017 to provide such reasonable assurances.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 15, 2017

GOTHAM CAPITAL HOLDINGS, INC.

By:     /s/Carmine Catizone

Carmine Catizone,

Chief Executive Officer

/s/Daniel Generelli

Daniel Generelli,

Chief Financial Officer