Form 10-Q
period 2017-06-30
IIOT-OXYS, Inc.
filed 2017-08-21
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to___________________________

Commission File Number: 000-50773

IIOT-OXYS, Inc.

(Exact name of registrant as specified in its charter)

New Jersey	56-2415252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

705 Cambridge Street, Cambridge, MA	02141
(Address of principal executive offices)	(Zip Code)

(617)-500-5101

(Registrant’s telephone number, including area code)

Gotham Capital Holdings, Inc.

266 Cedar Street

Cedar Grove, NJ 07009

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

Yes ☒ No ☐

Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on August 21, 2017, was 38,453,328.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GOTHAM CAPITAL HOLDINGS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$29,856	$39,646
TOTAL CURRENT ASSETS	29,856	39,646

TOTAL ASSETS	$29,856	$39,646

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$37,041	$30,168
Accrued expenses	5,500	12,950

TOTAL CURRENT LIABILITIES	42,541	43,118

TOTAL LIABILITIES	42,541	43,118

STOCKHOLDERS' EQUITY

Preferred stock, par value $.001, authorized 10,000,000 shares, issued and outstanding 0 shares at June 30, 2017 and December 31, 2016	–	–
Common stock, par value $.001 authorized 190,000,000 shares, issued and outstanding 5,266,075 shares at June 30, 2017 and December 31, 2016	5,266	5,266
Additional paid in capital	781,375	781,375
Accumulated deficit	(799,326)	(790,113)
TOTAL STOCKHOLDERS' DEFICIENCY	(12,685)	(3,472)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$29,856	$39,646

The accompanying notes are an integral part of these unaudited financial statements.

GOTHAM CAPITAL HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenues	$–	$–	$–	$–

Operating Expenses
Professional fees	4,361	4,875	8,724	10,076
Miscellaneous	–	1	500	1,248

Total Operating Expenses	4,361	4,876	9,224	11,324

Loss From Operations	(4,361)	(4,876)	(9,224)	(11,324)

Other Income:
Interest Income	6	6	11	12
Total Other Income	6	6	11	12

Net Loss	$(4,355)	$(4,870)	$(9,213)	$(11,312)

Loss per share:
Basic and diluted loss per common share	$(0)	$(0)	$(0)	$(0)

Basic and diluted weighted average common shares outstanding	5,266,075	5,266,075	5,266,075	5,266,075

The accompanying notes are an integral part of these unaudited financial statements.

GOTHAM CAPITAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

	2017	2016

Net loss	$(9,213)	$(11,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable	6,873	9,566
Decrease in accrued expenses	(7,450)	(4,250)
Net cash used in operating activities	$(9,790)	$(5,996)

Net Decrease in Cash and Cash Equivalents	$(9,790)	$(5,996)

Cash and Cash Equivalents - beginning of period	39,646	28,855

Cash and Cash Equivalents - end of period	$29,856	$22,859

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$–	$500

Interest	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

GOTHAM CAPITAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

(UNAUDITED)

1.       THE COMPANY

The Company was incorporated in the State of New Jersey on October 1, 2003 under the name of Creative Beauty Supply and subsequently changed its name to Gotham Capital Holdings, Inc. on May 18, 2015. The Company commenced operations in the beauty supply industry as of January 1, 2004. On November 30, 2007, the Company’s Board of Directors approved a plan to dispose of its wholesale and retail beauty supply business. As of January 1, 2009, the Company has had no operations.

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

The Board of Directors of the Company adopted resolutions to amend the Company’s Articles of Incorporation to increase the authorized shares to 200,000,000, to change the Company’s name to Gotham Capital Holdings, Inc., and to authorize a 1-for-2 reverse split of all outstanding common shares. The corporation actions became effective as of May 18, 2015.

On April 1, 2015, the Company entered into a Securities Purchase Agreement (“SPA”) with Gotham Capital, Inc. and certain Gotham Capital, Inc. shareholders which would have resulted in a change of control of the Company upon execution of the agreement. On July 22, 2016, both parties signed a mutual release and cancelled the SPA.

On March 16, 2017, the Board of Directors of the Company adopted resolutions, which were approved by a majority of the shareholders (the “Majority Shareholders”), to change the Company’s name to IIOT-OXYS, Inc., to authorize a change of domicile from New Jersey to Nevada, to authorize a 2017 Stock Awards Plan, and to approve the Securities Exchange Agreement (the “SEA”) between the Company and OXYS Corporation (“OXYS”), a Nevada Corporation. The actions were approved by the stockholders representing 84.2% of the Company.

Under the terms of the SEA the shareholders of OXYS would acquire 100% of the issued voting shares of OXYS in exchange for 34,687,244 of the Company’s common shares, 1,500,000 outstanding common shares would be cancelled, and management of the company would be changed to persons designated by management of OXYS. Also, a principal shareholder entered into a consulting agreement with OXYS to provide consulting services during the transition. The SEA was effective on July 28, 2017, and the Company’s name was changed to IIOT-OXYS, Inc. at that time.

The Board of Directors and Majority Shareholders determined it to be in the best interest of the Company to implement the 2017 Stock Awards Plan. The 2017 Stock Awards Plan was adopted by the Board of Directors and approved by the Majority Shareholders on March 16, 2017. The aggregate number of common shares that may be issued under the Plan shall be 7,000,000 common shares.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statement Presentation

The December 31, 2016 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2017, its results of operations for the three and six months ended June 30, 2017 and 2016 and its cash flows for the six months ended June 30, 2017 and 2016.

The statements of operations for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results for the full year.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $799,326 at June 30, 2017. The Company has no revenue generating operations and has limited cash resources. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations through December 31, 2018 by obtaining additional financing from key officers, directors and certain investors. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On March 16, 2017, the Board of Directors and Majority Shareholders approved the Company’s 2017 Stock Awards Plan, (the “Plan”). The Plan authorizes granting incentive stock options, options that do not constitute incentive stock options, stock appreciation rights, restricted stock awards, phantom stock awards, or any combination of the foregoing. The aggregate number of common shares authorized under the Plan is 7,000,000 common shares. No further awards may be granted under the Plan after ten years following the effective date. The Plan will remain in effect until all awards granted under the Plan have been satisfied or expired.

4.       SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are the following items to disclose:

On July 28, 2017, the Company executed and closed the Securities Exchange Agreement dated effective March 16, 2017, between the Company, OXYS, and the shareholders of OXYS and changed its name to IIOT-OXYS, Inc. As a result of the closing, the Company issued 34,687,244 shares on a pro rata basis to the shareholders of OXYS, and OXYS became a wholly owned subsidiary of the Company. In addition, the Company cancelled 1,500,000 outstanding shares held by principal shareholders of the Company, which resulted in a total of 38,453,328 shares issued and outstanding upon completion of the Closing.

OXYS Corporation

Balance Sheets

As of June 30, 2017 and December 31, 2016

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$502,616	$481,841
Cash - Escrow	39,359	52,659
Inventory	23,660	10,035
Total Current Assets	565,635	544,535

Other Assets
Other Asset - Licensing Agreement	1,000	–
Deferred Securities Exchange Agreement Costs	38,180	–
Total Other Assets	39,180	–

Total Assets	$604,815	$544,535

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	70,079	–
Credit Card Payable	2,702	–
Other Liability	1,000	–
Due to stockholder	1,000	1,000
Total Current Liabilities	74,781	1,000

Stockholders' Equity
Common stock $0.001 par value, 50,000,000 shares authorized: 34,687,243 issued and outstanding at June 30, 2017; 33,197,769 shares issued and outstanding at December 31, 2016	10,405	9,957
Additional paid in capital	683,255	542,204
Accumulated deficit	(163,626)	(8,626)

Total Stockholders' Equity	530,034	543,535
Total Liabilities and Stockholders' Equity	$604,815	$544,535

See accompanying notes to unaudited financial statements.

OXYS Corporation

Statement of Operations

For the Three and Six Months Ended June 30, 2017 and the Period from Inception (August 4, 2016) to December 31, 2016

(Unaudited)

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	For the Period from Inception (August 4, 2016) to December 31, 2016
Revenues
Sales	$–	$–	$–
Cost of sales	–	–	–
Gross profit	–	–	–

Expenses
Bank service charges	110	190	82
Office expenses	1,361	2,189	100
Organization costs	1,460	3,735	1,000
Professional	113,999	140,819	7,162
Travel	6,326	8,055	282
Total Expenses	123,256	154,988	8,626

Other Income (Expenses)
Interest Expense	(12)	(12)	–
Total Other Income (Expense	(12)	(12)	–

Net (loss) Before Income Taxes	(123,268)	(155,000)	(8,626)

Income Tax Benefit (Expense)	–	–	–

Net Income (Loss)	$(123,268)	$(155,000)	$(8,626)

Loss per common share	(0.0036)	(0.0045)	(0.0003)

Weighted Average Number of Shares Outstanding - Basic and Diluted	34,687,243	34,451,477	31,768,822

See accompanying notes to unaudited financial statements.

OXYS Corporation

Statement of Cash Flows

For the Six Months Ended June 30, 2017

and the Period from Inception (August 4, 2016) to December 31, 2016

Unaudited

	Six Months Ended June 30, 2017	For the Period from Inception (August 4, 2016) to December 31, 2016

Cash Flows from Operating Activities:
Net (loss)	$(155,000)	$(8,626)

Adjustments to reconcile net loss to net cash (used) by operating activities:

Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	(13,625)	(10,035)
Escrow	13,300	(52,659)
Increase (Decrease) in:
Accounts Payable	70,079	–
Credit Card Payable	2,702	–
Other Liability	1,000	–
Due to Stockholder	–	1,000
Net Cash (Used) by Operating Activities	(81,544)	(70,320)

Cash Flows from Investing Activities:
Cash Paid in Conjunction with Licensing Agreement	(1,000)	–
Net Cash (Used) by Investing Activities	(1,000)	–

Cash Flows from Financing Activities:
Increase in Deferred Security Exchange Agreement Expenses	(38,180)	–
Issuance of Common Stock	141,499	552,161
Net Cash Provided by Financing Activities	103,319	552,161

Net Increase in Cash and Cash Equivalents	20,775	481,841

Cash and Cash Equivalents at Beginning of Period	481,841	–

Cash and Cash Equivalents at End of Period	$502,616	$481,841

Supplemental Information:

Interest paid during the period	$12	$–
Taxes paid during the period	$–	$–

See accompanying notes to unaudited financial statements.

OXYS Corporation

Notes to Unaudited Financial Statements

June 30, 2017

1. NATURE OF OPERATIONS

OXYS Corporation (the "Company") was incorporated on August 4, 2016 in Nevada. It maintains its principal office in Massachusetts at 705 Cambridge St., Cambridge, MA 02142.

The Company was only recently formed and is currently devoting substantially all its efforts in identifying, developing and marketing engineered products, software and services for applications in the Industrial Internet which involves collecting and processing data collected from a wide variety of industrial systems and machines.

Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are the following items to disclose:

On July 28, 2017, the Company executed and closed the Securities Exchange Agreement dated effective March 16, 2017 between the Company, its shareholders, and IIOT-OXYS, Inc., formerly known as Gotham Capital Holdings, Inc. (“IIOT-OXYS”). As a result of the Closing, the IIOT-OXYS issued 34,687,244 shares on a pro rata basis to the shareholders of the Company, and the Company became a wholly owned subsidiary of IIOT-OXYS. In addition, IIOT-OXYS cancelled 1,500,000 outstanding shares held by principal shareholders of IIOT-OXYS, which resulted in a total of 38,453,328 shares issued and outstanding of IIOT-OXYS upon completion of the Closing.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's financial statements are prepared on the accrual method of accounting. The accounting and reporting policies of the Company conform with generally accepted accounting principles (GAAP).

Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenues and expenses during the reporting period. Actual results could vary from the estimates that were used.

Fair Value of Financial Instruments

The fair value of certain of our financial instruments including cash and cash equivalents, cash escrow due to stockholder approximate their carrying amounts because of the short-term maturity of these instruments.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred taxes are recognized for operating losses that are available to offset future taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10-25 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company's tax returns are subject to tax examinations by U.S. federal and state authorities until respective statute of limitation. Currently, the 2016 tax year is open and subject to examination by taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities. The Company does not have any accruals for uncertain tax positions as of June 30, 2017. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Risk

Financial instruments that potentially expose us to concentrations of risk consist primarily of cash and cash equivalents and cash-escrow, which are generally not collateralized. Our policy is to place our cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC), up to $250,000. At June 30, 2017, the Company had $260,723 in excess of the FDIC insurance limit.

Inventory

Inventory consists primarily of demo equipment and is recorded at the lower of cost (first-in, first out method) or market and is all work in progress.

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share under Accounting Standards Codification subtopic 260-10, "Earnings Per Share" ("ASC 260-10"). Basic earnings or loss per share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $163,626 at June 30, 2017. The Company has no operations currently generating revenue and has limited cash resources. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations through December 31, 2018 by generating revenues. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2016, accounting guidance was issued to clarify the not yet effective revenue recognition guidance issued in May 2014. This additional guidance does not change the core principle of the revenue recognition guidance issued in May 2014, rather, it provides clarification of accounting for collections of sales taxes as well as recognition of revenue (i) associated with contract modifications, (ii) for noncash consideration, and (iii) based on the collectability of the consideration from the customer. The guidance also specifies when a contract should be considered "completed" for purposes of applying the transition guidance. The effective date and transition requirements for this guidance are the same as the effective date and transition requirements for the guidance previously issued in 2014, which is effective for interim and annual periods beginning on or after December 15, 2017. The Company believes that this new guidance will not materially impact its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the potential impact of the adoption of this standard.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update revise the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The amendments are effective for annual reporting periods after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard.

Other Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

4. INCOME TAXES

The Company is subject to federal and state income taxes.

The Company's provision for income taxes for the period from inception (August 4, 2016) to December 31, 2016 consists of the following:

Income Tax Expense (Benefit)	For the six months ended June 30, 2017	For the period from inception (August 4, 2016) to December 31, 2016
Current federal tax expense
Federal	$0	$0
State	0	0
Deferred tax (benefit)
Federal	$0	$0
State	0	0
Total	$0	$0

The provision for income taxes for the six months ended June 30, 2017 and for the period from inception (August 4, 2016) to December 31, 2016 differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

	For the six months ended June 30, 2017	For the period from inception (August 4, 2016) to December 31, 2016
Expected federal tax (benefit) at 34% rate	$(52,700)	$(2,933)
Valuation allowance	52,700	2,933
Total income tax (benefit)	$0	$0

Effective tax rate (benefit)	0.00%	0.00%

A summary of deferred tax assets and liabilities for the six months ended June 30, 2017 and for the period from inception (August 4, 2016) to December 31, 2016 is as follows:

	For the six months ended June 30, 2017	For the period from inception (August 4, 2016) to December 31, 2016
Deferred tax assets:
Federal tax loss carryforward	$55,633	$2,933
Total deferred tax assets	55,633	2,933

Valuation allowance	(55,633)	(2,933)

Net Deferred Tax Assets	$0	$0

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation, as of June 30, 2017, a valuation allowance of ($55,633) has been recorded to record only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

As of June 30, 2017, the Company had approximately $163,626 federal and state net operating loss carryforwards, which result in a deferred tax asset of $55,633, expiring in 2036. The Company has recorded a valuation allowance of $55,633.

5. STOCKHOLDERS' EQUITY

Common Stock

The Company's original Certificate of Incorporation authorized the Company to issue 10,000 shares of common stock, par value $0.001 per share. On October 7, 2016, a board resolution was passed that authorized the number of shares to be increased to 50,000,000 shares. On October 8, 2016, the outstanding shares of common stock were forward split at the rate of 3,000 for 1.

6. EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic per share computation for the six months ended June 30, 2017 and for the period from inception (August 4, 2016) to December 31, 2016.

	For the six months ended June 30, 2017	For the period from inception (August 4, 2016) to December 31, 2016
Net Loss	$(155,000)	$(8,626)

Weighted average share outstanding basic	34,451,477	31,768,822

Basic loss per share	$0.0045	$0.0003

GOTHAM CAPITAL HOLDINGS, INC.

AND OXYS CORPORATION

PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

[Unaudited]

The following unaudited pro forma condensed combined balance sheet aggregates the balance sheet of Gotham Capital Holdings, Inc., a New Jersey corporation (the “Company”) as of June 30, 2017 and the balance sheet of OXYS Corporation, a Nevada corporation (“OXYS”) as of June 30, 2017, accounting for the transaction as a reorganization of OXYS in a manner similar to a reverse purchase with the issuance of common stock of the Company for all the issued and outstanding shares of OXYS and using the assumptions described in the following notes, giving effect to the transaction, as if the transaction had occurred as of the end of the period. The transaction was completed on July 28, 2017.

The following unaudited pro forma condensed combined statement of operations combines the results of operations of the Company for the six months ended June 30, 2017 and the results of operations of OXYS for the six months ended June 30, 2017, as if the transaction had occurred at the beginning of the periods.

The pro forma condensed combined financial statements should be read in conjunction with the separate financial statements and related notes thereto of the Company and OXYS. These pro forma financial statements are not necessarily indicative of the combined financial position, had the acquisition occurred at the end of the periods indicated above, or the combined results of operations which might have existed for the periods indicated or the results of operations as they may be in the future.

GOTHAM CAPITAL HOLDINGS, INC.

AND OXYS CORPORATION

PRO FORMA CONDENSED COMBINED BALANCE SHEET

[Unaudited]

June 30, 2017

ASSETS

	Gotham Capital	OXYS
	Holdings Inc.	Corporation		Pro Forma
	6/30/2017	6/30/2017		Increase	Pro Forma
	[Company]	[OXYS]		(Decrease)	Combined
ASSETS:
Cash	$29,856	$502,616	[C]	$(29,856)	$502,616
Cash in Escrow	–	39,359		–	39,359
Inventory	–	23,660		–	23,660
Other assets	–	39,180		–	39,180
Investment in subsidiary	–	–	[A]	34,687	–
			[B]	(34,687)
	$29,856	$604,815		$(29,856)	$604,815

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES:
Accounts payable	$37,041	$72,781	[C]	$(37,041)	$72,781
Accrued expenses	5,500	1,000	[C]	(5,500)	1,000
Due to stockholders	–	1,000			1,000
Total Liabilities	42,541	74,781		(42,541)	74,781
STOCKHOLDERS’ (DEFICIT):
			[A]	34,687
			[B]	(10,405)
Common stock	5,266	10,405	[C]	(1,500)	38,453
			[B]	(823,608)
Additional paid in capital	781,375	683,255	[C]	14,185	655,207
Accumulated Deficit	(799,326)	(163,626)	[B]	799,326	(163,626)
Total Stockholders’ (Deficit)	(12,685)	530,034		12,685	530,034
	$29,856	$604,815		$(29,856)	$604,815

See Notes to Unaudited Pro Forma Condensed Financial Statements.

GOTHAM CAPITAL HOLDINGS, INC.

AND OXYS CORPORATION

PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

[Unaudited]

	Gotham Capital	OXYS
	Holdings Inc.	Corporation
	For the Six	For the Six
	Months Ended	Months Ended	Pro Forma
	6/30/2017	6/30/2017	Increase	Pro Forma
	[Company]	[OXYS]	(Decrease)	Combined

REVENUE	$–	$–	$–	$–

EXPENSES:
General and administrative	500	14,169	–	14,669
Professional fees	8,724	140,819	–	149,543
Total Expenses	9,224	154,988	–	164,212

INCOME (LOSS) FROM OPERATIONS	(9,224)	(154,988)	–	(164,212)

OTHER INCOME (EXPENSE)
Interest income	11	–	–	11
Interest expense	–	(12)	–	(12)
Total Other Income (Expense)	11	(12)	–	(1)

INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR TAXES	(9,213)	(155,000)	–	(164,213)

PROVISION FOR INCOME TAXES	–	–	–	–

INCOME (LOSS) FROM CONTINUING OPERATIONS	(9,213)	(155,000)	–	(164,213)

DISCONTINUED OPERATIONS	–	–	–	–

NET INCOME (LOSS)	$(9,213)	$(155,000)	$–	$(164,213)

BASIC NET (LOSS) PER COMMON SHARE (Note 4)				$(0.0043)

See Notes to Unaudited Pro Forma Condensed Financial Statements.

GOTHAM CAPITAL HOLDINGS, INC.

AND OXYS CORPORATION

NOTES TO PROFORMA CONDENSED COMBINED FINANCIAL STATEMENTS

[Unaudited]

NOTE 1 – GOTHAM CAPITAL HOLDINGS, INC.

Gotham Capital Holdings Inc. (the “Company”) was incorporated in the State of New Jersey on October 1, 2003 under the name Creative Beauty Supply of New Jersey Corporation and subsequently changed its name to Gotham Capital Holdings, Inc. on May 18, 2015. On January 1, 2004, the Company commenced operations in the beauty supply industry at both the wholesale and retail levels. On November 30, 2007, the Company’s Board of Directors approved a plan to dispose of its wholesale and retail beauty supply business. As of January 1, 2009, the Company has had no operations and is a shell company.

NOTE 2 – OXYS CORPORATION

OXYS Corporation (“OXYS”) was incorporated in the State of Nevada on August 4, 2016. OXYS was only recently formed and is currently devoting substantially all its efforts to identifying, developing and marketing engineered products, software and services for applications in the Industrial Internet which involves collecting and processing data collected from a wide variety of industrial systems and machines.

NOTE 3 - PROFORMA ADJUSTMENTS

On July 28, 2017, OXYS was acquired by the Company pursuant to an Securities Exchange Agreement, and the Company changed its name to IIOT-OXYS, Inc. The agreement called for the Company to issue 34,687,244 shares of common stock to the shareholders of OXYS for a controlling ownership interest of the Company in a transaction wherein OXYS would became a wholly-owned subsidiary of the Company.

The ownership interests of the former owners of OXYS in the combined enterprise will be greater than that of the ongoing shareholders of the Company and, accordingly, the management of OXYS will assume operating control of the combined enterprise. Consequently, the acquisition is accounted for as the recapitalization of OXYS, wherein OXYS purchased the assets of the Company and accounted for the transaction as a reverse purchase for accounting purposes.

Proforma adjustments on the attached financial statements include the following:

[A]	To record the issuance of 34,687,244 shares of common stock pursuant to the Securities Exchange Agreement.

[B]	To eliminate the common stock accounts of OXYS and the prior retained earnings of the Company.

[C]	To record the cancellation of 1,500,000 shares of common stock from shareholders of the Company and the elimination of residual balances of the Company.

NOTE 4 - PROFORMA (LOSS) PER SHARE

The proforma (loss) per share is computed based on the number of shares outstanding, after adjustment for shares issued in the acquisition, as though all shares issued in the acquisition had been outstanding from the beginning of the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, and our interim financial statements and accompanying notes to these financial statements. All amounts are in U.S. dollars.

Forward-Looking Statements

Statements in this management’s discussion and analysis of financial condition and results of operations contain certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. Where in any forward looking statements, if we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

You should not rely on forward looking statements in this document. This management’s discussion contains forward looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward looking statements, which apply only as of the date of this document. Our actual results could differ materially from those anticipated in these forward-looking statements.

Critical Accounting Policies

The following discussions are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies. We continually evaluate the accounting policies and estimates used to prepare the financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

Trends and Uncertainties

On July 28, 2017, we closed the reverse acquisition transaction under the Securities Exchange Agreement dated March 16, 2017, as reported in the Company’s report on 8-K filed with the Commission on August 3, 2017. Following the closing, the business of the Company will be that of OXYS, Inc., our wholly owned subsidiary. We anticipate that the operations of the Company will vary significantly following the closing since prior to that time, the Company was an inactive shell company. Subsequent periodic reports will reflect the operations of the consolidated entities.

Overview

Following the closing of the reverse acquisition, we are now a development stage technology company that is engaged in the following business areas:

1.	Providing engineering consulting services on a time and materials basis to various companies engaged in advanced manufacturing technology as well as implementing new technology in the Industrial Internet of Things – IIoT; and
2.	Working with companies, we provide custom engineered solutions for IIoT implementations that involve the deployment of sensors, other hardware, and the development of software that analyzes the data.

In support of these activities, there are several specific tasks that we execute on behalf of our clients:

1.	Development of Statements of Work for specific consulting services to be provided;
2.	Execution of these technical consulting services on a time and materials contract (i.e. actual billable hours plus material and other incidental costs incurred);
3.	Development of technical specifications for products;
4.	Building prototypes of IIoT products for clients and as determined by our technical personnel to meet general industry needs; and
5.	Working with outside manufacturers to product aforementioned products in larger quantities as required.

The different sources of revenue that will result from these operations fall into the following categories.

1.	Consulting income based on time and materials contracts;
2.	Product revenue resulting from sale of product; and
3.	Software licensing revenue resulting from recurring licenses of software.

We are in the process of quoting work for several clients. This work consists both of consulting revenues (Time and Material) as well as product revenues (sales of products). Non-disclosure agreements prevent mentioning specific client names, but they fall into the following categories:

1.	Large aerospace company;
2.	Large overseas automotive manufacturer with extensive plants across North America; and
3.	State Government.

Part of our technology development and product development strategy is to license technology from universities and research centers such as National Labs. At the present time, we have negotiated a technology licensing option agreement with the Massachusetts Institute of Technology (MIT) for technology, means and methods for the monitoring of current, voltage and power as it relates to IIoT. This agreement was executed on May 17, 2017. Additionally we will generate revenue through partnerships with other companies. At the present time, we have one joint technology development agreement – that was executed on June 13 2017. The client is Sigma Labs Inc. based in Santa Fe, NM. Under this agreement we will provide time and materials consulting services to Sigma Labs Inc. and will investigate the potential for future joint product development opportunities.

Liquidity and Capital Resources

At June 30, 2017, the Company had a cash balance of $29,856, which represents a $9,790 decrease from the $39,646 balance at December 31, 2016. This decrease was primarily the result of cash used to satisfy the requirements of a reporting company. The Company’s working deficit at June 30, 2017 was $12,685, as compared to a December 31, 2016 deficit of $3,472.

For the six months ended June 30, 2017, we incurred a net loss of $9,213. Net cash used in operating activities was $9,790 for the six months ended June 30, 2017.

For the six months ended June 30, 2016, we incurred a net loss of $11,312. Net cash used in operating activities was $5,996 for the six months ended June 30, 2016.

For the six months ended June, 2017 and 2016, there were no investing or financing activities.

The focus of the Company’s efforts is to acquire or develop an operating business. The Company presently owns no real property and at this time has no intention of acquiring any such property. The Company’s sole expected expenses are comprised of professional fees primarily incident to its reporting requirements.

The accompanying financial statement has been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses from operations of $4,361 and $4,876 for the three months ended June 30, 2017 and 2016, respectively, and has an accumulated deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016.

For the three months ended June 30, 2017, we did not earn any revenues. We incurred professional fees of $4,361 and no miscellaneous expenses. We earned interest income of $6. As a result we incurred a net loss of $4,355 for the three months ended June 30, 2017.

Comparatively, for the three months ended June 30, 2016, we did not earn any revenues. We incurred professional fees of $4,875 and miscellaneous expenses of $1. We earned interest income of $6. As a result, we incurred a net loss of $4,870 for the three months ended June 30, 2016.

The Company incurred a net loss of $4,355 in the current period versus a net loss of $4,870 in the prior period. Operating expenses were incurred primarily to enable the Company to satisfy the requirements of a reporting company.

During the current and prior period, the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Results of Operations for the Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016.

For the six months ended June 30, 2017, we did not earn any revenues. We incurred professional fees of $8,724 and miscellaneous expenses of $500. We earned interest income of $11. As a result we incurred a net loss of $9,213 for the six months ended June 30, 2017.

Comparatively, for the six months ended June 30, 2016, we did not earn any revenues. We incurred professional fees of $10,076 and miscellaneous expenses of $1,248. We earned interest income of $12. As a result, we incurred a net loss of $11,312 for the six months ended June 30, 2016.

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1	Rule 15d-14(a) Certification by Principal Executive and Financial Officer
32.1	Section 1350 Certification of Principal Executive and Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IIOT-OXYS, Inc.

Date: August 21, 2017	By	/s/ Giro DiBiase
Giro DiBiase, Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

