Form 10-Q
period 2017-09-30
IIOT-OXYS, Inc.
filed 2017-11-14
CIK 1290658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to___________________________

Commission File Number: 000-50773

IIOT-OXYS, Inc.

(Exact name of registrant as specified in its charter)

Nevada	56-2415252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

705 Cambridge Street, Cambridge, MA	02141
(Address of principal executive offices)	(Zip Code)

(617) 500-5101

(Registrant’s telephone number, including area code)

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on November 14, 2017, was 38,453,328.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiary

Consolidated Balance Sheets

As of September 30, 2017 and December 31, 2016

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$248,034	$481,841
Cash - Escrow	1,782	52,659
Prepaid Insurance	20,613	–
Inventory	49,604	10,035
Total Current Assets	320,033	544,535

Other Assets
Other Asset - Licensing Agreement	1,000	–
Total Other Assets	1,000	–

Total Assets	$321,033	$544,535

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	38,315	–
Credit Card Payable	230	–
Due to stockholder	1,000	1,000
Total Current Liabilities	39,545	1,000

Stockholders' Equity
Common stock $0.001 par value, 190,000,000 shares authorized; 38,453,328 issued and outstanding at September 30, 2017; 33,197,769 shares issued and outstanding at December 31, 2016	38,453	33,198
Additional paid in capital	584,431	518,963
Accumulated deficit	(341,396)	(8,626)

Total Stockholders' Equity	281,488	543,535
Total Liabilities and Stockholders' Equity	$321,033	$544,535

See accompanying notes to unaudited financial statements.

IIOT-OXYS, Inc. and Subsidiary

Consolidated Statement of Operations (unaudited)

For the Three and Nine Months Ended September 30, 2017

and the Period from Inception (August 4, 2016) to September 30, 2016

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	For the Period from Inception (August 4, 2016) to September 30, 2016
Revenues
Sales	$–	$–	$–
Cost of sales	–	–	–
Gross profit	–	–	–

Expenses
Bank service charges	199	389	–
Office expenses	7,613	9,802	100
Organization costs	8,599	12,334	–
Insurance	2,537	2,537	–
Professional	154,741	295,560	–
Travel	4,081	12,136	–
Total Expenses	177,770	332,758	100

Other Income (Expenses)
Interest Expense	–	(12)	–
Total Other Income (Expense)	–	(12)	–

Net (loss) Before Income Taxes	(177,770)	(332,770)	(100)

Income Tax Benefit (Expense)	–	–	–

Net Income (Loss)	$(177,770)	$(332,770)	$(100)

Loss per common share	(0.0063)	(0.0255)	(0.0000)

Weighted Average Number of Shares Outstanding - Basic and Diluted	28,352,862	13,046,244	0

 See accompanying notes to unaudited financial statements.

IIOT-OXYS, Inc. and Subsidiary

Consolidated Statement of Cash Flows (unaudited)

For the Nine Months Ended September 30, 2017

and the Period from Inception (August 4, 2016) to September 30, 2016

	Nine Months Ended September 30, 2017	For the Period from Inception (August 4, 2016) to September 30, 2016

Cash Flows from Operating Activities:
Net (loss)	$(332,770)	$(100)

Adjustments to reconcile net loss to net cash (used) by operating activities:

Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	(39,569)	–
Prepaid Insurance	(20,613)	–
Escrow	50,877	–
Increase (Decrease) in:
Accounts Payable	38,315	–
Credit Card Payable	230
Due to Stockholder	–	1,000
Net Cash (Used) by Operating Activities	(303,530)	900

Cash Flows from Investing Activities:
Cash Paid in Conjunction with Licensing Agreement	(1,000)	–
Net Cash (Used) by Investing Activities	(1,000)	–

Cash Flows from Financing Activities:
Issuance of Common Stock	70,723	–
Net Cash Provided by Financing Activities	70,723	–

Net Increase in Cash and Cash Equivalents	(233,807)	900

Cash and Cash Equivalents at Beginning of Period	481,841	–

Cash and Cash Equivalents at End of Period	$248,034	$900

Supplemental Information:

Interest paid during the period	$12	$–
Taxes paid during the period	$–	$–

See accompanying notes to unaudited financial statements.

IIOT-OXYS, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

1. NATURE OF OPERATIONS

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

OXYS Corporation was incorporated on August 4, 2016 in Nevada. It maintains its principal office in Massachusetts at 705 Cambridge St., Cambridge, MA 02142.

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

Fair Value of Financial Instruments

The fair value of certain of our financial instruments including cash and cash equivalents, cash escrow and due to stockholder approximate their carrying amounts because of the short-term maturity of these instruments.

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

The Company adopted the provisions of FASB ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10-25 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company's tax returns are subject to tax examinations by U.S. federal and state authorities until respective statute of limitation. Currently, the 2016 tax year is open and subject to examination by taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities. The Company does not have any accruals for uncertain tax positions as of September 30, 2017. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Risk

Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents and cash-escrow, which are generally not collateralized. The Company’s policy is to place its cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC), up to $250,000. At September 30, 2017, the Company had $9,098 in excess of the FDIC insurance limit.

Inventory

Inventory consists primarily of demo equipment and is recorded at the lower of cost (first-in, first out method) or market all work in progress.

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share under Accounting Standards Codification subtopic 260-10, "Earnings Per Share" ("ASC 260-1 O"). Basic earnings or loss per share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $341,396 at September 30, 2017. The Company has no operations currently generating revenue and has limited cash resources. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2016, accounting guidance was issued to clarify the not yet effective revenue recognition guidance issued in May 2014. This additional guidance does not change the core principle of the revenue recognition guidance issued in May 2014, rather, it provides clarification of accounting for collections of sales taxes as well as recognition of revenue (i) associated with contract modifications, (ii) for noncash consideration, and (iii) based on the collectability of the consideration from the customer. The guidance also specifies when a contract should be considered "completed" for purposes of applying the transition guidance. The effective date and transition requirements for this guidance are the same as the effective date and transition requirements for the guidance previously issued in 2014, which is effective for interim and annual periods beginning on or after December 15, 2017. The Company has not yet determined the impact that this new guidance will have on its consolidated financial statements.

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

4. STOCKHOLDERS' EQUITY

Common Stock

The Company has authorized 190,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock. At September 30, 2017 the Company has 38,453,328 share of common stock and no shares of preferred stock issued and outstanding.

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

5. EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic per share computation for the nine months ended September 30, 2017 and for the period from inception (August 4, 2016) to September 30, 2016.

	For the three months ended September 30, 2017	For the nine months ended September 30, 2017	For the period from inception (August 4, 2016) to September 30, 2016
Net Loss	$(177,770)	$(332,770)	$(100)

Weighted average share outstanding basic	28,352,862	13,046,244	0

Basic loss per share	$0.0063	$0.0255	$0.0000

6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are the following items to disclose:

On October 26, 2017, pursuant to the Agreement and Plan of Merger dated July 10, 2017, the change of domicile from the State of New Jersey to the State of Nevada became effective in accordance with Articles of Merger filed with the State of Nevada and the Certificate of Merger filed with the State of New Jersey.

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

Liquidity and Capital Resources

At September 30, 2017, the Company had a cash balance of $248,034, which represents a $233,807 decrease from the $481,841 balance at December 31, 2016. This decrease was primarily the result of cash used to satisfy the requirements of a reporting company and due to acceleration in product development activities. The Company’s working surplus at September 30, 2017 was $280,488, as compared to a December 31, 2016 surplus of $543,535.

For the nine months ended September 30, 2017, we incurred a net loss of $332,770. Net cash used in operating activities was $303,530 for the nine months ended September 30, 2017.

For the period from inception (August 4, 2016) to September 30, 2016, we incurred a net loss of $100. Net cash provided by operating activities was $900 for the period from inception (August 4, 2016) to September 30, 2016.

For the nine months ended September 30, 2017, investing activities consisted of $1,000 of cash paid in conjunction with a licensing agreement. During the same period, financing activities consisted of cash received totaling $70,723 from issuance of common stock.

For the period from inception (August 4, 2016) to September 30, 2016, there were no investing or financing activities.

The focus of the Company’s efforts is to acquire or develop an operating business. The Company presently owns no real property and at this time has no intention of acquiring any such property. The Company’s sole expected expenses are comprised of professional fees primarily incident to its reporting requirements.

The accompanying financial statement has been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses from operations of $332,770 for the nine months ended September 30, 2017 and $100 for the period from inception (August 4, 2016) to September 30, 2016, and has an accumulated deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a going concern qualification in their auditors’ report dated April 27, 2017. Such a going concern qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company’s operating results.

Results of Operations for the Three Months Ended September 30, 2017 compared to the period from inception (August 4, 2016) to September 30, 2016

For the three months ended September 30, 2017, we did not earn any revenues. We incurred professional fees of $154,741 and other general and administrative expenses of $23,029. As a result we incurred a net loss of $177,770 for the three months ended September 30, 2017.

Comparatively, for the period from inception (August 4, 2016) to September 30, 2016, we did not earn any revenues. We incurred other general and administrative expenses of $100. As a result, we incurred a net loss of $100 for the period from inception (August 4, 2016) to September 30, 2016.

During the current and prior period, the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Results of Operations for the Nine Months Ended September 30, 2017 compared to the period from inception (August 4, 2016) to September 30, 2016

For the nine months ended September 30, 2017, we did not earn any revenues. We incurred professional fees of $295,560 and other general and administrative expenses of $37,198. We incurred interest expense of $12. As a result we incurred a net loss of $332,770 for the nine months ended September 30, 2017.

Comparatively, for the period from inception (August 4, 2016) to September 30, 2016, we did not earn any revenues. We incurred other general and administrative expenses of $100. As a result, we incurred a net loss of $100 for the period from inception (August 4, 2016) to September 30, 2016.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IIOT-OXYS, Inc.

Date: November 14, 2017	By	/s/ Giro DiBiase
Giro DiBiase, Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

