Form 10-K
period 2017-12-31
IIOT-OXYS, Inc.
filed 2018-04-17
CIK 1290658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-50773

IIOT-OXYS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	56-2415252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

705 Cambridge Street, Cambridge, Massachusetts	85029
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (617) 500-5101

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ . No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ . No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒ . No ☐ (2) Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ . No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐ .	Accelerated filer	☐ .
Non-accelerated filer	☐ . (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ . No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of its most recently completed second fiscal quarter based upon the price at which the common equity was last sold was $0.

As of April 17, 2018, there were 40,633,328 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

Forward-Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include the information concerning possible or assumed future operations, business strategies, need for financing, competitive position, potential growth opportunities, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the following:

Factors that may cause differences between actual results and those contemplated by forward-looking statements include those discussed in “Risk Factors” and are not limited to the following:

•	general market and economic conditions;
•	our ability to maintain and grow our business with our current customers;
•	our ability to meet the volume and service requirements of our customers;
•	industry consolidation, including acquisitions by us or our competitors;
•	capacity utilization and the efficiency of manufacturing operations;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low cost geographies for manufacturing or distribution;
•	product pricing, including the impact of currency exchange rates;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	strategic relationships with our suppliers;
•	product quality and performance;
•	protection of our products by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets; and
•	government actions throughout the world.

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

There may also be other risks and uncertainties that we are unable to identify and/or predict at this time or that we do not now expect to have a material adverse impact on our business.

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to IIOT-OXYS, Inc., a Nevada corporation, and as applicable to its wholly owned subsidiaries, OXYS Corporation, a Nevada corporation and HereLab, Inc., a Delaware corporation.

ii

PART I

Item 1. Business

Historical Background

We were incorporated in the State of New Jersey on October 1, 2003 under the name of Creative Beauty Supply of New Jersey Corporation and subsequently changed our name to Gotham Capital Holdings, Inc. on May 18, 2015. We commenced operations in the beauty supply industry as of January 1, 2004. On November 30, 2007, our Board of Directors approved a plan to dispose of our wholesale and retail beauty supply business. From January 1, 2009 until July 28, 2017, we had no operations and were a shell company.

On March 16, 2017, our Board of Directors adopted resolutions, which were approved by shareholders holding a majority of our outstanding shares, to change our name to “IIOT-OXYS, Inc.”, to authorize a change of domicile from New Jersey to Nevada, to authorize a 2017 Stock Awards Plan, and to approve the Securities Exchange Agreement (the “OXYS SEA”) between the Company and OXYS Corporation (“OXYS”), a Nevada corporation incorporated on August 4, 2016.

Under the terms of the OXYS SEA we acquired 100% of our issued voting shares of OXYS in exchange for 34,687,244 shares of our Common Stock. We also cancelled 1,500,000 outstanding shares of our Common Stock and changed our management to Mr. DiBiase who also served in management of OXYS. Also, one of our principal shareholders entered into a consulting agreement with OXYS to provide consulting services during the transition. The OXYS SEA was effective on July 28, 2017, and our name was changed to “IIOT-OXYS, Inc.” at that time. Effective October 26, 2017, our domicile was changed from New Jersey to Nevada.

On December 14, 2017, we entered into a Share Exchange Agreement (the “HereLab SEA”) with HereLab, Inc., a Delaware corporation (“HereLab”), and HereLab’s two shareholders pursuant to which we would acquire all the issued and outstanding shares of HereLab in exchange for the issuance of 1,650,000 shares of our Common Stock, on a pro rata basis, to HereLab’s two shareholders. The closing of the transaction occurred on January 11, 2018 and HereLab became our wholly-owned subsidiary.

At the present time, we have two, wholly-owned subsidiaries which are OXYS Corporation and HereLab, Inc., through which our operations are conducted.

General Overview

IIOT-OXYS, Inc., a Nevada corporation (the “Company”), and OXYS, were originally established for the purposes of designing, building, testing, and selling Edge Computing systems for the Industrial Internet. Both companies were, and presently are, early stage technology startups that are largely pre-revenue in their development phase. HereLab is also an early-stage technology development company. The Company received its first revenues in the last quarter of 2017, and expects considerable revenue due to its business development pipeline for 2018 including first 2018 revenues to be realized in the first quarter of 2018.

Our unique value proposition is as follows:

Edge Computing

Within the Internet of Things (“IoT”) and Industrial Internet of Things (“IIoT”), most companies right now are adopting an approach which sends all sensor data to the cloud for processing. OXYS specializes in edge computing, where the data processing is done locally right where the data is collected.

Advanced Algorithms

OXYS has sought to differentiate itself by licensing advanced algorithms from world-leading research institutions such as the Massachusetts Institute of Technology (“MIT”). These algorithms are an essential part of the edge computing strategy that convert raw data into actionable knowledge right where the data is collected without having to send the data to the cloud first.

Reconfigurable Hardware and Software

Instead of focusing on creating tools, OXYS uses open source tools to create proprietary content. More specifically, OXYS uses hardware manufactured by companies such as HARTING (www.harting-usa.com) as well as others. This hardware is reconfigurable and flexible.

OXYS History and Operations

In August 2016, OXYS was formed based on the value proposition above and, despite developing the business, including generating revenues, OXYS still remains an early-stage technology startup. The OXYS technology, which we have licensed, consists of three offerings:

•	EdgeTelligence ® is our Edge computing platform currently based on the HARTING MICA hardware platform;

•	EdgeRune ® is our analysis software; and

•	EdgeMap® is our consulting service template.

Based on initial business development discussions and extensive discussions with various industry contacts and industry experts, several market areas were identified as potential early markets for the OXYS technology. These various areas are enumerated below:

Industrial Equipment

Starting with simple energy measurements and going all the way to online, real time determination of part and process quality, the monitoring of so-called “brownfield” industrial equipment represents a very significant market. There are millions of machine tools worldwide that could benefit from such monitoring. Any IIoT solution for industrial equipment must be at a price point that is lower than the cost of replacement of the programmable logic controller (“PLC”). OXYS management determined in August 2016 that the price point of such a device must be between $2,000 and $5,000 for the initial cost with an annual maintenance fee in addition.

Structural Health Monitoring

OXYS management determined that the monitoring of civil infrastructure represents a significant opportunity for the implementation of IIoT solutions based on the OXYS technology. There are tens of thousands of bridges across the U.S. that are deemed “structurally deficient.” Other structures include tunnels, pilings in rivers, dams, levees, etc. OXYS management set this as a strategic initiative in September 2016.

Agricultural and Environmental IoT

This was one of the early adopter industries that had demonstrated use cases and associated business cases. OXYS management started looking for potential partners in this area in October 2016 and had initial conversations with HereLab in December 2016.

Medical IoT

The emergency room is a bewildering place with dozens of unconnected devices. Data overload is common, and this is one contributing cause of the over 200,000 ER deaths occurring in the U.S. every year.1 There are other applications involving patient care and monitoring both within the hospital as well as extended care facilities. OXYS management determined that this was a strategic area of focus in December 2016.

As a result of these initial decisions taken by OXYS management, during the first six months after OXYS was formed in 2016, the following activities, proposals, and technical efforts were undertaken during the calendar years 2016, 2017, and 2018. These activities are indicative of the status of OXYS as an early-stage technology startup company that is now realizing revenues and anticipates to realize both revenues and profits within calendar year 2018.

2016 OXYS Technical Development Activities, Customers, and Proposals

Smart Grid

The first business activity undertaken by OXYS management was the potential application of Edge Computing to the smart grid. The specific problem OXYS management attempted to solve was the measurement of current and voltage for a terminal block in a substation. Within such a substation, there could be hundreds of such terminal blocks each with dozens of interconnections. The IoT objective was to wirelessly transmit current and voltage measurements terminal by terminal so that potential problems could be identified before they cascade into a failure that could cause a blackout or loss of service.

1 https://www.healthaffairs.org/doi/abs/10.1377/hlthaff.2015.1394

During the final quarter of 2016, OXYS management developed a hardware and software solution that was capable of making the requisite measurements. Advanced Edge computing algorithms were developed on low level embedded systems (FPGAs) as well as general purpose code written in Python and Java. Development was a joint effort between OXYS management and a third party, who also engaged outside contractors. No funds were exchanged as this was a joint development where each party bore its own expenses with the expectation of revenue sharing upon product sale. A complete systems level design of the OXYS/Interactive Machines solution was presented on December 18, 2016 to the potential customer, a large utility company in the northeastern U.S. Although the utility company was favorably impressed, they ultimately decided not to adopt the proposal as they chose to develop their own in-house system instead. Therefore, this significant design and development activity did not lead to commercial orders. In addition, no written agreement was entered into by OXYS and the third party for the joint development.

Monitoring of 3D Printing of Metal

OXYS management has significant previous experience in the 3D printing of metal. The technical challenge of 3D printing of metal is that it is very difficult to determine the quality of each layer as it is deposited. Therefore, advanced quality control and monitoring strategies are always important for 3D printing. OXYS management believes that OXYS technology can offer an easy means of getting the data collected by the 3D printing machine itself onto a cloud-based platform so it can be further analyzed or compared to data from other machines and other plants. In October 2016, OXYS management approached a company specializing in 3D printing quality control, to conduct joint development activities. In October 2016, OXYS management presented a jointly-developed solution at the Smart Industry 2016 Conference held in Chicago, Illinois. The initially envisioned launch customer for this jointly-developed technology was a large German manufacturer of 3D printing equipment. After being presented the technology, the German company felt that it was a good solution, but decided not to immediately move forward at that time; however, our partner continues to speak with several other manufacturers of equipment in Germany and Belgium regarding the technology. We believe this project is still potentially viable and continues to be on our list of projects for business development by management. No written agreement was entered into by OXYS and the partner who assisted with the development of the technology.

Machine Monitoring

As mentioned previously, machine monitoring, and especially machine monitoring of older machine tools is a major market for IoT and continues to be one of our business development focus areas. After significant research activity, OXYS management decided to use an edge gateway and computing device made by a German company. Also in collaboration with the German company, OXYS management approached a large machine tool manufacturer in Ohio regarding the monitoring of a machine tool used to make critical drive train and steering components for automotive production. The machine tool company in question wanted a demo unit installed in their facility, which would then lead to orders that at that time were estimated to be up to 10 per month where each unit could be sold for $3,000-$5,000, depending on configuration. In December 2016, a demo unit was successfully deployed to the customer factory in Ohio. The customer was pleased and in January 2017 they requested a quotation, which management provided. The quote was a per unit price of what it would take to instrument up to 10 machines per month. The quote was submitted in February 2017. In May 2017, OXYS management learned after significant and regular follow up efforts that the engineer at the company in charge of this project had left. In addition, the company experienced financial hardship during the first half of 2017 and has now refocused its strategic efforts to focus on profitability. This project is therefore still of interest but is currently on hold and will be revisited by OXYS in 2018.

Funding Raising and Gotham Letter of Intent

As a result of successful initial validation of its value proposition, OXYS management sought means to expand the operations of OXYS as well as raise additional funds that would be needed to expand said activities. The initial funding of OXYS was conducted through a private placement for a total investment of $684,500. Over 95% of these funds were received from investors in 2016, and the balance of the funds were received by March 2017. This initial financing was expected to fund initial development activities as well as gain sufficient early adopter traction to justify a larger future raise. Evidenced by the successful market reception in 2016, OXYS management decided to proceed with a fund-raising strategy that would allow raising greater funds. OXYS management decided to seek possible entry into the OTC Markets which resulted in the completion of the reverse merger with the Company on July 28, 2017.

2017 OXYS Technical Development Activities, Customers, and Proposals

HereLab Acquisition

OXYS management was able to validate several of the unique value propositions of OXYS during 2016, and these activities were significantly expanded during 2017. OXYS continued its operations as an early stage technology startup and expanded its activities considerably. Because of the success experienced in 2016, OXYS management sought to both expand the customer base as well as launch new initiatives, mainly structural health monitoring, in addition to those developed in 2016. Additionally, the entire area of Medical IoT was investigated by OXYS management in 2017 and key strategic partnerships were put into place. There was a significant acquisition by the Company which was initiated in 2017 and was completed in early 2018, namely that of HereLab, another early-stage technology startup. HereLab acquired several key early adopter customers in 2017 and these are now part of the customer base for the Company. As of the date of this filing, HereLab is now a wholly owned subsidiary of the Company and the President of HereLab, Patrick Phillips, serves as a Director and Vice President of Product Management for the Company.

Automotive Edge Device and User Interface

In April 2017, a large automotive manufacturer that is headquartered in Asia but that has extensive operations in the U.S. approached HARTING for a specific application involving edge devices and edge computing. HARTING then approached OXYS and the joint team met with this automotive manufacturer in May 2017. A final specification for the devices to be made was developed in June 2017. A purchase order was issued July of 2017. OXYS designed, built, tested and delivered 24 edge computing units with user interfaces to the experimental manufacturing technology center recently built by this large automotive company in Kentucky. The final installation was completed and accepted in September 2017. The resulting revenue was just under $40,000. This project provided valuable lessons learned which are guiding current product development. Management is presently developing a second-generation edge device internally and at the Company’s own cost which is of significant interest to this automotive company as well as to the entire automotive component manufacturing industry. It is expected to roll out during the second quarter of 2018. A technical services agreement was reached; however, management does not deem it material at this time. OXYS retains rights to market and sell the product to others, but the customer has rights to use the source code within their own facility.

Machine Monitor and Energy Monitor

Another large automotive manufacturer which was originally an American company and has a major presence in the Detroit area approached OXYS in 2017 for a demo for machine energy monitoring. The monitoring of energy provides multiple benefits and insights. Firstly, it reveals energy usage patterns right at the machine tool and not averaged over the entire plant. This immediately flags abnormal energy profiles that could be the result of poor machine maintenance or a sudden change in the manufacturing process. Secondly, the raw voltage and current data can be used as a machine health monitor as well as a process health monitor by implementing the advanced edge algorithms that the Company has licensed from MIT. The initial request for a demonstration of the OXYS technology came in August 2017. OXYS personnel visited the plant location in October 2017 to get the final specifications and requirements. The energy monitoring demo was designed, built, and tested by OXYS and was then installed in November 2017 at the factory site. The demo was very favorably received, and a small initial order for three units (consisting of hardware and software) was requested in December 2017. During the first quarter of 2018, OXYS personnel have been working with the automotive manufacturer’s information technology (IT) department to get permission for wireless data communications within the plant using OXYS devices and sensors. This request was approved, and work is now proceeding to fulfill the initial order. Management expects that this initial order could lead to dozens of additional units in 2018 with this one manufacturer, and hundreds of additional units within the automotive industry as a whole. The initial price of these units is approximately $3,000 plus an annual maintenance agreement for every installed unit.

Structural Health Monitoring

As identified by management, structural health monitoring is a major area of focus, opportunity, and sales and revenue potential. During June and July 2017, OXYS management had extensive discussions with a Department of Transportation of a state in New England regarding the monitoring of bridges. In particular, there is a strong interest and need for the monitoring of so-called box beam concrete bridges. There are hundreds of thousands of such bridges across the U.S. In August 2017, management submitted its first proposal for the monitoring of a bridge near a major New England city. The proposal was favorably received; however, the bridge replacement ended up being accelerated and the monitoring did not take place. Through the rest of 2017, management worked with this state government to identify a new project that could be suitable for monitoring. Such a project was found in December 2017 and consists of three separate concrete box beam bridges which are located all within a few miles of one another in the central part of this New England state. A proposal for the monitoring of these bridges was submitted in January 2018. We recently received a subcontract to begin work and work is in progress at the time of this filing. Several other projects have been identified by management and structural health monitoring is expected to be a major source of revenue for the Company during 2018 and beyond.

HereLab Joint work and Acquisition

Beginning in 2017 and continuing in the future, OXYS had been working with HereLab, first on a consulting basis and eventually through acquisition as part of the Company itself. OXYS management originally engaged HereLab on a consulting basis for the development of a Structural Health Monitoring (“SHM”) node in April 2017. This led to the joint development of an intelligent edge device node that could be generalized. By June of 2017, the joint team was implementing accelerometers to existing HereLab hardware. The team also developed firmware in C++ for low power telemetry. Preliminary tests of the SHM node were successfully conducted in July 2017. Starting in September 2017, management directed OXYS to work on automotive IIoT in collaboration with OXYS student interns (three paid interns worked with OXYS from May 2017 to December 2017). HereLab closely supported the OXYS automotive IIoT deliveries in October 2017 and November 2017. Based on these early successes, the Company entered into a letter of intent to acquire HereLab in October 2017 and completed the acquisition in January 2018. Currently, HereLab has $157,000 in revenue potential in terms of projects in various states of delivery. This is expected to be realized by the end of the second quarter of 2018. We estimate that there is an additional $250,000+ in the business development pipeline for HereLab independent of other activities occurring in OXYS.

HereLab Business Description

HereLab was incorporated as a privately held Delaware corporation in February 2017. HereLab is based in and has operated only in the U.S. HereLab is also a startup and an early-stage technology company. HereLab had revenues in 2017 and, based on customer interest/feedback and existing contracts that could be expanded to encompass this additional business, is expecting a significant increase in activity and revenue in 2018 as it more fully monetizes its developments, now as a wholly owned subsidiary of the Company.

HereLab consists of two founders and 2-4 full time equivalent (FTE) contractors for engineering and design services. HereLab’s founder resides in the U.S. and its engineer resides in the United Kingdom.

HereLab is an environmental IoT hardware and software company, acting primarily as an original equipment manufacturer (“OEM”). HereLab designs radio-enabled/internet connected hardware for market, designs radio-enabled hardware for other customers, integrates sensors for soil, air, water and built environments, designs firmware and manages design for manufacture activities for customers.

During the prior year of activity, HereLab has designed multiple prototypes and products for major sensor manufacturers, global integrated circuit corporations, agricultural data aggregators and several independent startup companies.

HereLab focused 2017 design and design for manufacture OEM activity on agricultural sensing — row crop, specialty crop and pivot crops.

HereLab has worked with international suppliers and contract manufacturers. Distribution of HereLab’s products is typically done through a by-PO basis through the contract manufacturer.

Agricultural applications provide a typical business workflow example. HereLab typically works with a customer to design an application-specific hardware design — for corn, or hazelnuts or row crops — which requires an understanding of the environment and the data required. HereLab then designs a prototype for deployment and testing. From that prototype a product bill of materials is produced and sent to a manufacturer for quote. Once quoted, the customer supplies a purchase order to the company.

HereLab is now maturing beyond design for prototype services to design for manufacture. At this stage, HereLab’s revenues will expand from design consulting to a per unit wholesale markup for multiple customers.

We believe the acquisition of HereLab is one of mutual benefit. HereLab provides hardware and firmware development services not just for environmental IoT as described above but for industrial applications as well.

In total, HereLab has designed hardware/firmware platforms for long range radio enabled IoT nodes for over 35 sensors for hydrology, soil moisture, flood, irrigation, architectural applications, airborne gas detection, light, sound, temperature and humidity detection among others.

HereLab has spent a significant amount of its own time developing solutions. This activity could be called R&D. It is estimated that 20% of HereLab’s time in total is spent developing solutions and 80% is spent on customer-centered solutions. Of that 80%, 25% is design-development.

Materials for production are supplied by global distributors (Digi-Key, Arrow) or are acquired by contract manufacture, direct from the manufacturer.

While HereLab’s agricultural applications largely cycle around spring/fall cycles, its other products and services have no such seasonality.

HereLab currently has no patents. HereLab does anticipate working directly with the Company on technology it has licensed for energy monitoring.

HereLab maintains no inventory of product and only acquires sufficient raw material to design and build prototypes, test hardware/enclosure requirements in the process of developing a final bill of materials for the product.

HereLab works directly with multiple customers in-channel to design and develop product. Thereby, the company-customer relationship is crucial. HereLab considers channel partners as potential value-chain partners as well. For example, HereLab will discount design services and “share” wholesale value in order to: 1) spread value among customers, 2) build customer loyalty, and 3) create private-label and HereLab label products.

HereLab has diversified to multiple customer types and will continue to be conduct business as a design-build OEM across multiple industry verticals.

Project and Revenue Outlook for 2018

On the books and in the plans for 2018, the Company presently has nearly a dozen projects for nine different customers in a wide range of industries including automotive, aerospace, state government, primary metal working, agriculture, and forest products. The Company, therefore, has a broad customer base and does not excessively rely on any one customer for revenue in 2018 and beyond.

Customers

Automotive Industry

•	OXYS has an active project to deliver machine monitoring units to a large U.S. auto manufacturer by April 2018.

•	OXYS has exploratory proposals with other automotive component manufacturers that could result in sales of several dozen units within the first six months of 2018.

Aerospace Industry

•	OXYS has a proposal for machine monitoring under active consideration by a large aerospace engine manufacturer located in the U.S. The proposal would be for delivering five machine monitoring systems. Contract award, if selected, is expected in the second quarter of 2018.

•	OXYS has several other exploratory proposals to other aerospace manufacturers in the U.S. and E.U. which could lead to the sale of dozens of additional units.

Casting – Primary Metal Working

Through a partner, namely Barrett Electric, OXYS has submitted proposals for machine monitoring to a casting facility located in New England. This casting facility runs melting furnaces which expend considerable energy and therefore energy management is a key consideration. OXYS equipment will allow this facility to actively monitor its energy usage and reduce usage by identifying process inefficiencies. Proposals are presently under review and contract award, if selected, is expected in the second quarter of 2018. An agreement is expected to be reached with Barrett Electric during the second quarter of 2018.

Lumber Industry – Saw Mills

In Northern New England and elsewhere in North America, the lumber industry is a major local economic driving force. The largest variable cost for the lumber industry is energy and electricity is the dominant mode of energy used. Management is again working with Barrett Electric to identify opportunities to sell machine monitoring systems to lumber mills to reduce energy consumption. Several lumber mills have been identified and exploratory proposals have been submitted. Contract award, if selected, is expected in the second quarter of 2018.

Agricultural Customers

HereLab has six projects that are already under contract and are scheduled for delivery in 2018. These projects include rain buckets, soil moisture sensors, irrigation control systems, and several design projects where HereLab will design components for other customers and will receive a royalty stream for use of their designs. HereLab is serving four different customers with these six projects. Additionally, HereLab has several exploratory proposals out to customers and contract award, if selected, is expected in the second and third quarters of 2018. A license agreement is expected during the second quarter of 2018.

Structural Health Monitoring Customers

As previously mentioned, OXYS has received permission to proceed with a bridge monitoring project for a large New England state. The initial project will consist of monitoring three different bridges that are close together. Project technical work is expected to begin in March 2018. In addition, there are two other projects for which exploratory proposals have been submitted. The first is a tunnel monitoring project in a large city in New England. The second is a river flow and depth monitoring project for a river located in New England near the costal region. Both of these projects, if awarded, would begin in the second quarter of 2018.

Marketing

Our marketing and sales efforts are divided into several distinct categories:

1)	Working with technical partners who have larger sales forces;

2)	Direct business development and discussions with end use customers by company management;

3)	Working with distribution channel partners who can leverage their existing sales channels for increased visibility; and

4)	Trade shows and international technical, sales and marketing meetings.

Although the present expenditures on marketing and sales have been modest (less than 10% of expenditures) they are expected to increase in 2018, and we expect to hire a business development manager after the next funding to coordinate and focus our marketing and sales efforts.

Competition

There are two principal sources of competition to us. The first comes from large companies such as IBM, GE, Amazon, Google etc. who all have their efforts in IIoT. However, these large companies are cloud – computing centric and they are trying to move towards edge devices from their present position of being solely cloud computing based. We will be starting in edge computing from day one as opposed to force-fitting a cloud based solution into the limited computational capability and storage space of an edge device. We believe our systems will be more computationally efficient as compared to a cloud-based solution which requires more computational resources. We also believe our systems will embody the unique algorithms that we have licensed from MIT and seek to license from such research institutions as the National Labs.

Most of the IIoT implementations involve data going from sensor to cloud. This involves sending vast amounts of data to the cloud and then processing this data there. This takes a large computational footprint (many processors) and a large memory requirement to store the data. From our actual experience and according to many technical experts in the field (see for example the discussion on edge data in “Structural Health Monitoring” A Machine Learning Perspective,” by C.R. Farrar and K. Worden, John Wiley and Sons, New York, 2013) , a better approach is to use Edge Computing. Edge computing takes the raw data, which could be MB or GB per second, and extracts features. Features are attributes of the signal that preserve the essential physics of the signal but reduce the data density by a very large amount (up to a factor of one million). After the feature extraction step, the data has a data rate of approximately 10KB or 100KB per second. Next comes the classification step, which further reduces data by classifying data into at least two bins: nominal behavior or off-nominal or abnormal behavior. For example, in monitoring a machine tool in a factory, if the machine tool is behaving normally, there is nothing to report and therefore no data needs to be sent or transferred anywhere. Only the abnormal condition data needs to be sent along with a description of the problem. This is what Edge Computing accomplishes and it accomplishes this right where the data is being collected using relatively small computational and memory resources (For example our systems have a 1GHz processor and 1 few GB of RAM plus up to 32 GB of storage – which is less computational power than the average smart phone.). so considering all of these technical aspects, we are able to assert that our Edge Computing process is more efficient in terms of computational power and memory as compared to a cloud-based solution, that it only sends along the information (not just data) that is really needed, and it can still interact with cloud based services to provide data sharing across different platforms.

The second source of competition is from startups who are in the edge computing space. The most prominent example is Foghorn Systems Inc. There will be additional startups that will specifically target the edge computing space as the investor awareness and the technical focus shifts from cloud computing to edge computing. Whereas other startups focus on development of proprietary tools for edge computing, our solutions will use open source tools but will still create proprietary algorithms and software content for clients and customers. We feel this methodology of creating proprietary solutions using open source tools will allow us to rapidly address current and future customer needs.

Government Regulation

At present, we do not require any governmental approvals of any our products or services.

Environmental Laws

At present, we are not regulated by any environmental laws.

Research and Development

Other than expenses for legal, accounting, audit, tax preparation, intellectual property (IP), and other overhead expenses such rent, the vast majority of our funds are spent on technology development, product development, and research and development. We are an emerging growth, early-stage, technology company and, as such, most of our expenditures are aimed at innovation and product development.

We have a technology maturation model so that we avoid doing work on technologies that are too early and too new and belong in a pure search environment. We rely heavily on our research partners such as universities and National Labs for such early stage work. When the technology is ready to leave the lab, we take over the further development. Along the way we expect to file additional IP and otherwise protect technology by using trademarks, for example.

The efforts in research and development have already resulted in significant customer interest in various market verticals including industrial, automotive, aerospace, agricultural, infrastructure, and power generation. In 2017, one successful product sale occurred from this development and, as discussed elsewhere in this filing, product revenue as a direct result of our research and development activities is expected to grow in 2018 and onwards.

All the present projects that we are working on internally as research and development projects will go forward, so we do not have any projects in the category of projects that have incurred significant expense but that will not result in present or future product.

Intellectual Property

As mentioned before, a critical business strategy for edge computing is advanced algorithms. One such family of advanced algorithms comes from MIT from the Research Lab for Electronics. These algorithms are called non-intrusive load monitoring (NILM). Just by monitoring current, voltage and power, inferences about the behavior of the system to which the power is being supplied could be made. For example, in a factory, every major piece of equipment has its own characteristic startup, running, and shutdown signature. By closely examining these, not only can activity in the factory be actively tracked, but potential machine anomalies could also be detected.

On February 5, 2018, we entered into a Non-Exclusive Patent License Agreement with the Massachusetts Institute of Technology (“MIT”). The agreement, which is effective February 1, 2018, grants to us a royalty-bearing non-exclusive license under U.S. Patent Nos. 8344724 (“Non-Intrusive Monitoring of Power and Other Parameters” issued January 1, 2013), 14/263407 (“Non-Intrusive Monitoring” filed April 28, 2014), and Patent Cooperation Treaty Serial No. PCT/US2016/057165 (“Noncontact Power Sensing” filed October 14, 2016) during the term of the agreement. The term of the agreement is from the effective date until the expiration or abandonment of all issued patents and filed patent applications licensed pursuant to the agreement, unless terminated earlier in accordance with the agreement.

Under the agreement, we are required to make a first commercial sale of a “LICENSED PRODUCT” and/or a first commercial performance of a “LICENSED PROCESS,” as defined in the agreement, on or before September 30, 2018. We have negotiated revenue targets with MIT which will determine annual royalty payments. The 2018 minimum revenue target for the sale of products and services incorporating the MIT technology is $100,000. This minimum revenue amount will increase in subsequent years.

Within 30 days of invoicing, a non-refundable license issue fee of $10,000 is to be paid by us to MIT. Pursuant to the agreement, we are required to pay to MIT additional patent maintenance fees in years beyond 2018.

Pursuant to the agreement, we are required to pay to MIT a running royalty of 2% of “NET SALES,” as defined in the agreement made in the calendar years 2018, 2019, and 2020. For “NET SALES” made in the calendar year 2021 and every calendar year thereafter through the term of the agreement, we are required to pay to MIT a running royalty of 4%.

Management is also currently pursuing several additional licensing deals with National Laboratories, but the terms of these agreements are not able to be disclosed at this time. Lastly, management applied for and was granted several trademarks including EdgeTelligence®, EdgeMap®, EdgeRune®, and MakerSafe® to represent the range of products and services that the Company has developed or is the process of currently developing.

Employees

We have no full or part-time employees; however, we do have contractor employees (1099 basis) who are working daily on the core business activities of the business and have been doing so since the beginning of the business formation. During the second quarter of 2018, we plan on transitioning contractors such as Patrick Phillips, Nevan Hanumara, and Giro DiBiase to a W-2 basis. Nevan Hanumara, our CEO and sole executive officer, currently devotes approximately 30 hours a week to our business. Mr. Hanumara’s involvement in other efforts such as with CambridgeMedSpace LLC is not taking a significant portion of his time and is on an advisory basis. At the present time, there are no conflicts of interest between the Company and any of our contract employees. This was determined as follows: i) none of their outside activities are soliciting business from our customers or business contacts; ii) they are not soliciting our investors to invest in other ventures; and iii) they are not soliciting our contract employees to leave us and join other efforts. In 2018 we anticipate hiring 3-5 full time employees. At present, all our business services are provided by outside contractors.

Item 1A. Risk Factors

Because of our continued losses, there is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of and for the year ended December 31, 2017 and for the period from inception (August 4, 2016) to December 31, 2016 were prepared assuming that we would continue as a going concern. Our significant cumulative losses from operations as of December 31, 2017, raised substantial doubt about our ability to continue as a going concern. If the going-concern assumption were not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. Since December 31, 2017, we have continued to experience losses from operations. We have continued to fund operations primarily through the sale of equity securities. Nevertheless, we will require additional funding to complete much of our planned operations. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary additional funding from outside sources, including obtaining additional funding from the sale of our securities. Except for potential proceeds from the sale of equity in offerings by us and minimal revenues, we have no other source for additional funding. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

The majority of our sales come from a small number of customers and a reduction in demand or loss of one or more of our significant customers may adversely affect our business.

At the present time, we are dependent on a small number of direct customers for a majority of our business, revenue and results of operations. We at present have customers in the automotive sector as well as the civil infrastructure sector. Two of our customers are large automotive companies, and the third major customer is a state government. To date, these customers have generated all our revenue. We expect to continue to experience significant customer concentration in future periods.

This customer concentration increases the risk of quarterly fluctuations in our operating results and sensitivity to any material, adverse developments experienced by our significant customers. In addition, our top customers’ purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. We expect this trend to continue, which may adversely affect our gross margins on certain products. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. Our customers often provide us with medium- to long-term product roadmaps and related indications of their product needs and purchases on a periodic basis, but they generally purchase our products on a periodic basis pursuant to purchase orders, and the relationship, as well as particular orders, can be terminated at any time without significant penalty. In addition, orders can be, and often are, rescheduled, canceled and modified with little or no notice. To ensure availability of our products for some of our largest customers, we start manufacturing our relevant products in advance of receiving purchase orders, based on our customers’ forecasts. These forecasts are not binding purchase commitments and, as a result, we incur inventory and manufacturing costs in advance of anticipated sales. Since actual demand for our products may not match these forecasts, we may be subject to increased risks of high inventory carrying costs, product obsolescence and increased operating costs. In addition, the loss of, or any substantial reduction in sales to, any of our major direct or end customers could have a material adverse effect on our business, financial condition and results of operations.

Our operating subsidiaries have limited operating history and have generated very limited revenues thus far.

The limited operating history of OXYS and HereLab in the IIoT field, makes evaluating our business and future prospects difficult. OXYS was incorporated on August 4, 2016 and HereLab was incorporated on February 27, 2017. We do not anticipate generating substantial income from OXYS or HereLab’s operations until at the earliest 2018, and only then if we are able to successfully implement our business plan. To date we have generated only $39,800 from business operations. We intend in the longer term to derive further revenues from consulting services, product sales, and software licensing. Development of our services, products, and software will require significant investment prior to commercial introduction, and we may never be able to successfully develop or commercialize the services, products, or software in a material way.

We will require additional funding to develop and commercialize our services, products, and software. If we are unable to secure additional financing on acceptable terms, or at all, we may be forced to modify our current business plan or to curtail or cease our planned operations.

We anticipate incurring significant operating losses and using significant funds for product development and operating activities. Our existing cash resources are insufficient to finance even our immediate operations. Accordingly, we will need to secure additional sources of capital to develop our business and product candidates, as planned. We intend to seek substantial additional financing through public and/or private financing, which may include equity and/or debt financings, and through other arrangements, including collaborative arrangements. As part of such efforts, we may seek loans from certain of our executive officers, directors and/or current shareholders.

If we are unable to secure additional financing in the near term, we may be forced to:

•	curtail or abandon our existing business plans;
•	default on any debt obligations;
•	file for bankruptcy;
•	seek to sell some or all of our assets; and/or
•	cease our operations.

If we are forced to take any of these steps our common stock may be worthless.

Any future financing may result in ownership dilution to our existing shareholders and may grant rights to investors more favorable than the rights currently held by our existing shareholders.

If we raise additional capital by issuing equity, equity-related or convertible securities, the economic, voting and other rights of our existing shareholders may be diluted, and those newly-issued securities may be issued at prices that are at a significant discount to current and/or then prevailing market prices. In addition, any such newly issued securities may have rights superior to those of our common stock. If we obtain additional capital through collaborative arrangements, we may be required to relinquish greater rights to our technologies or product candidates than we might otherwise have or become subject to restrictive covenants that may affect our business.

Our CEO, who is our sole executive officer, devotes limited time to our business. If we are unable to find other executives and employees to assist us with our business, our business could fail.

Nevan Hanumara, who is our sole executive officer, is currently devoting approximately 30 hours a week of his time to our business. We do not have not entered into any employment arrangement with Mr. Hanumara and, currently, our services are being provided by Mr. Hanumara and other consultants. If we are unable to hire employees and contractors to assist us with our business, or if Mr. Hanumara is unwilling or unable to continue to provide services, our business could fail.

Uncertain global economic conditions could materially adversely affect our business and results of operations.

Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. The ongoing uncertainty created by volatile currency markets, the continued weakness in the personal computer (“PC”) and energy sectors, alone or in combination, may continue to have a material adverse effect on our net sales and the financial results of our operations. In addition, we remain concerned about the geopolitical and fiscal instability in the Middle East and some emerging markets as well as the continued volatility of the equity markets. The impending Brexit and results of the recent U.S. election may also create additional global economic uncertainty. These factors could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect on our net sales and our results of operations. Other factors that could adversely influence demand for our products include unemployment, labor and healthcare costs, access to credit, consumer and business confidence, and other macroeconomic factors that could have a negative impact on capital investment and spending behavior.

We are subject to various risks associated with international operations and foreign economies.

Our international sales are subject to inherent risks, including:

•	fluctuations in foreign currencies relative to the U.S. dollar;
•	unexpected changes to currency policy or currency restrictions in foreign jurisdictions;
•	delays in collecting trade receivable balances from customers in developing economies;
•	unexpected changes in regulatory requirements;
•	difficulties and the high tax costs associated with the repatriation of earnings;
•	fluctuations in local economies;
•	disparate and changing employment laws in foreign jurisdictions;
•	difficulties in staffing and managing foreign operations;
•	costs and risks of localizing products for foreign countries;
•	unexpected changes in regulatory requirements;
•	government actions throughout the world;
•	tariffs and other trade barriers; and,
•	the burdens of complying with a wide variety of foreign laws.

Moreover, there can be no assurance that our international sales will continue at existing levels or grow in accordance with our efforts to increase foreign market penetration.

In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us such as the Foreign Corrupt Practices Act. Although we have policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, including those based in or from countries where practices which violate such U.S. laws may be customary, will not take actions in violation of our policies. Any violation of foreign or U.S. laws by our employees, contractors or agents, even if such violation is prohibited by our policies, could have a material adverse effect on our business. We must also comply with various import and export regulations. The application of these various regulations depends on the classification of our products which can change over time as such regulations are modified or interpreted. As a result, even if we are currently in compliance with applicable regulations, there can be no assurance that we will not have to incur additional costs or take additional compliance actions in the future. Failure to comply with these regulations could result in fines or termination of import and export privileges, which could have a material adverse effect on our operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar.

Revenue derived from large orders could adversely affect our gross margin and could lead to greater variability in our quarterly results.

Large orders may be more sensitive to changes in the global industrial economy, may be subject to greater discount variability, lower gross margins, and may contract at a faster pace during an economic downturn compared to smaller orders. To the extent that the amount of our net sales derived from large orders increases in future periods, either in absolute dollars or as a percentage of our overall business, our gross margins could decline, and we could experience greater volatility and see a greater negative impact from future downturns in the global industrial economy. This dynamic may also have an impact on the historical seasonal pattern of our net sales and our results of operations. These types of orders also make managing inventory levels more difficult as we have in the past and may have to in the future build large quantities of inventory in anticipation of future demand that may not materialize.

Any future product revenues are dependent on certain industries, and contractions in these industries could have a material adverse effect on our results of operations.

Sales of our products are dependent on customers in certain industries, particularly the telecommunications, semiconductor, consumer electronics, automotive, energy, automated test equipment, power generation, federal government, state governments, defense and aerospace industries. As we have experienced in the past, and as we may continue to experience in the future, downturns characterized by diminished product demand in any one or more of these industries may result in decreased sales and a material adverse effect on our operating results. We cannot predict when and to what degree contractions in these industries may occur; however, any sharp or prolonged contraction in one or more of these industries could have a material adverse effect on our business and results of operations.

We intend to make significant investments in new products that may not be successful or achieve expected returns.

We plan to continue to make significant investments in research, development, and marketing for new and existing products and technologies. These investments involve a number of risks as the commercial success of such efforts depend on many factors, including our ability to anticipate and respond to innovation, achieve the desired technological fit, and be effective with our marketing and distribution efforts. If our existing or potential customers do not perceive our latest product offerings as providing significant new functionality or value, or if we are late to market with a new product or technology, we may not achieve our expected return on our investments or be able recover the costs expended to develop new product offerings, which could have a material adverse effect on our operating results. Even if our new products are profitable, our operating margins for new products may not be as high as the margins we have experienced historically.

Our success depends on new product introductions and market acceptance of our products.

The market for our products is characterized by rapid technological change, evolving industry standards, changes in customer needs and frequent new product introductions, and is therefore highly dependent upon timely product innovation. Our success is dependent on our ability to successfully develop and introduce new and enhanced products on a timely basis to replace declining revenues from older products, and on increasing penetration in domestic and international markets. As has occurred in the past and as may be expected to occur in the future, we have experienced significant delays between the announcement and the commercial availability of new products. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of a product and other related products and could impede continued sales of predecessor products, any of which could have a material adverse effect on our operating results. There can be no assurance that we will be able to introduce new products in accordance with announced release dates, that our new products will achieve market acceptance or that any such acceptance will be sustained for any significant period. Failure of our new products to achieve or sustain market acceptance could have a material adverse effect on our operating results.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the U.S.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems.

We operate in intensely competitive markets.

The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we may face further competition from new market entrants in the future. Some examples of large and small competitors include, but are not limited to:

•	General Electric with its GE Predix product for IoT;
•	IBM with its IBM BlueMix and IBM IoT Watson products;
•	Siemens with its MindSphere IoT product;
•	Microsoft with its Microsoft Azure IoT Suite;
•	FogHorn Systems;
•	Tulip.io; and
•	Uptake.

Our financial results are subject to fluctuations due to various factors that may adversely affect our business and result of operations.

Our operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including:

•	fluctuations in foreign currency exchange rates;
•	changes in global economic conditions;
•	changes in the mix of products sold;
•	the availability and pricing of components from third parties (especially limited sources);
•	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales;
•	changes in pricing policies by us, our competitors or suppliers;
•	the timing, cost or outcome of any future intellectual property litigation or commercial disputes;
•	delays in product shipments caused by human error or other factors; or
•	disruptions in transportation channels.

Any future acquisitions made by us will be subject to a number of related costs and challenges that could have a material adverse effect on our business and results of operations.

We have recently completed an acquisition and we plan to make more in the future. Achieving the anticipated benefits of an acquisition depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. In addition, successful acquisitions generally require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and R&D efforts. These difficulties can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration of operations following an acquisition also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key R&D, marketing or sales efforts. Our inability to successfully integrate any of our acquisitions could harm our business. The existing products previously sold by entities we have acquired may be of a lesser quality than our products or could contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes that could subject us to liability claims that could have a material adverse effect on our operating results or financial position. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transactions.

We may experience component shortages that may adversely affect our business and result of operations.

We have experienced difficulty in securing certain types of high power connectors for one of our projects and anticipate that supply shortages of components used in our products, including limited source components, can result in significant additional costs and inefficiencies in manufacturing. If we are unsuccessful in resolving any such component shortages in a timely manner, we will experience a significant impact on the timing of revenue, a possible loss of revenue, or an increase in manufacturing costs, any of which would have a material adverse impact on our operating results.

We rely on management information systems. interruptions in our information technology systems or cyber-attacks on our systems could adversely affect our business.

We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business. We rely on a primary global center for our management information systems and on multiple systems in branches not covered by our global center. As with any information system, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that our global center for information systems or our branch operations could experience a complete or partial shutdown. A significant system or network disruption could be the result of new system implementations, computer viruses, cyber-attacks, security breaches, facility issues or energy blackouts. Threats to our information technology security can take a variety of forms and individuals or groups of hackers or sophisticated organizations including state-sponsored organizations, may take steps that pose threats to our customers and our infrastructure. If we were to experience a shutdown, disruption or attack, it would adversely impact our product shipments and net sales, as order processing and product distribution are heavily dependent on our management information systems. Such an interruption could also result in a loss of our intellectual property or the release of sensitive competitive information or partner, customer or employee personal data. Any loss of such information could harm our competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages caused by the disruptions or security breaches. In addition, changing laws and regulations governing our responsibility to safeguard private data could result in a significant increase in operating or capital expenditures needed to comply with these new laws or regulations. Accordingly, our operating results in such periods would be adversely impacted.

We are continually working to maintain reliable systems to control costs and improve our ability to deliver our products in our markets worldwide. Our efforts include, but are not limited to the following: firewalls, antivirus protection, patches, log monitors, routine backups with offsite retention of storage media, system audits, data partitioning and routine password modifications. Our internal information technology systems environment continues to evolve and our business policies and internal security controls may not keep pace as new threats emerge. No assurance can be given that our efforts to continue to enhance our systems will be successful.

We are subject to risks associated with our website.

We devote significant resources to maintaining our website, www.oxyscorp.com, as a key marketing, sales and support tool and expect to continue to do so in the future. Failure to properly maintain our Website may interrupt normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business which would have a material adverse effect on our results of operations. We host our Website internally. Any failure to successfully maintain our Website or any significant downtime or outages affecting our Website could have a material adverse impact on our operating results.

Our products are complex and may contain bugs or errors.

As has occurred in the past and as may be expected to occur in the future, our new software products or new operating systems of third parties on which our products are based often contain bugs or errors that can result in reduced sales or cause our support costs to increase, either of which could have a material adverse impact on our operating results.

Compliance with sections 302 and 404 of the Sarbanes-Oxley act of 2002 is costly and challenging.

As required by Section 302 of the Sarbanes-Oxley Act of 2002, our periodic reports contain our management’s certification of adequate disclosure controls and procedures, a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting, and an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports have not revealed any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Our business depends on our proprietary rights and we have been subject to intellectual property litigation.

Our success depends on our ability to obtain and maintain patents and other proprietary rights relative to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may have in the past infringed or violated certain of our intellectual property rights. We from time to time engage in litigation to protect our intellectual property rights. In monitoring and policing our intellectual property rights, we have been and may be required to spend significant resources. We from time to time may be notified that we are infringing certain patent or intellectual property rights of others. There can be no assurance that any future intellectual property dispute or litigation will not result in significant expense, liability, injunction against the sale of some of our products, and a diversion of management’s attention, any of which may have a material adverse effect on our operating results.

We are subject to the risk of product liability claims.

Our products are designed to provide information upon which users may rely. Our products are also used in “real time” applications requiring extremely rapid and continuous processing and constant feedback. Such applications give rise to the risk that a failure or interruption of the system or application could result in economic damage, bodily harm or property damage. We attempt to assure the quality and accuracy of the processes contained in our products, and to limit our product liability exposure through contractual limitations on liability, limited warranties, express disclaimers and warnings as well as disclaimers contained in our “shrink wrap” and electronically displayed license agreements with end-users. If our products contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes, customer acceptance of our products could be adversely affected. Further, we could be subject to liability claims that could have a material adverse effect on our operating results or financial position. Although we maintain liability insurance for product liability matters, there can be no assurance that such insurance or the contractual limitations used by us to limit our liability will be sufficient to cover or limit any claims which may occur.

Each of our current product candidates and services is in an early stage of development and we may never succeed in developing and/or commercializing them. If we are unable to commercialize our services, products, or software, or if we experience significant delays in doing so, our business may fail.

We intend to invest a significant portion of our efforts and financial resources in our software and we will depend heavily on its success. This software is currently in the beta stage of development. We need to devote significant additional research and development, financial resources and personnel to develop additional commercially viable products, establish intellectual property rights, if necessary, and establish a sales and marketing infrastructure. We are likely to encounter hurdles and unexpected issues as we proceed in the development of our software and our other product candidates. There are many reasons that we may not succeed in our efforts to develop our product candidates, including the possibility that our product candidates will be deemed undesirable; our product candidates will be too expensive to develop or market or will not achieve broad market acceptance; others will hold proprietary rights that will prevent us from marketing our product candidates; or our competitors will market products that are perceived as equivalent or superior.

We depend on third parties to assist us in the development of our software and other product candidates, and any failure of those parties to fulfill their obligations could result in costs and delays and prevent us from successfully commercializing our software and product candidates on a timely basis, if at all.

We may engage consultants and other third parties to help our software and product candidates. We may face delays in our commercialization efforts if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. Any third parties that we hire may also provide services to our competitors, which could compromise the performance of their obligations to us. If these third parties do not successfully carry out their duties or meet expected deadlines, the commercialization of our software and product candidates may be extended, delayed or terminated or may otherwise prove to be unsuccessful. Any delays or failures as a result of the failure to perform by third parties would cause our development costs to increase, and we may not be able to commercialize our product candidates. In addition, we may not be able to establish or maintain relationships with these third parties on favorable terms, if at all. If we need to enter into replacement arrangements because a third party is not performing in accordance with our expectations, we may not be able to do so without undue delays or considerable expenditures or at all.

The loss of or inability to retain key personnel could materially adversely affect our operations.

Our management includes a select group of experienced technology professionals, particularly Giro DiBiase, Nevan Hanumara, and Patrick Phillips, who will be instrumental in the development our software and product candidates. The success of our operations will, in part, depend on the successful continued involvement of these individuals. If these individuals leave the employment of or engagement with us, OXYS, HereLab, then our ability to operate will be negatively impacted. We do not have any employment agreements with these parties and do not maintain any “key-man” insurance for them.

Risks Related to Our Intellectual Property

Patents acquired by us may not be valid or enforceable, and may be challenged by third parties.

We do not intend to seek a legal opinion or other independent verification that any patents issued or licensed to us would be held valid by a court or administrative body or that we would be able to successfully enforce our patents against infringers, including our competitors. The issuance of a patent is not conclusive as to its validity or enforceability, and the validity and enforceability of a patent is susceptible to challenge on numerous legal grounds. Challenges raised in patent infringement litigation brought by or against us may result in determinations that patents that have been issued or licensed to us or any patents that may be issued to us or our licensors in the future are invalid, unenforceable or otherwise subject to limitations. In the event of any such determinations, third parties may be able to use the discoveries or technologies claimed in these patents without paying licensing fees or royalties to us, which could significantly diminish the value of our intellectual property and our competitive advantage. Even if our patents are held to be enforceable, others may be able to design around our patents or develop products similar to our products that are not within the scope of any of our patents.

In addition, enforcing the patents that have been licensed to us and any patents that may be issued to us in the future against third parties may require significant expenditures regardless of the outcome of such efforts. Our inability to enforce our patents against infringers and competitors may impair our ability to be competitive and could have a material adverse effect on our business.

If we are not able to protect and control our unpatented trade secrets, know-how and other technological innovation, we may suffer competitive harm.

We rely on unpatented technology, trade secrets, confidential information and proprietary know-how to protect our technology and maintain any future competitive position, especially when we do not believe that patent protection is appropriate or can be obtained. Trade secrets are difficult to protect. In order to protect proprietary technology and processes, we rely in part on confidentiality and intellectual property assignment agreements with our employees, consultants and others. These agreements generally provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of the individual’s relationship with us except in limited circumstances. These agreements generally also provide that we shall own all inventions conceived by the individual in the course of rendering services to us. These agreements may not effectively prevent disclosure of confidential information or result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover trade secrets and proprietary information that have been licensed to us or that we own, and in such case we could not assert any trade secret rights against such party.

Enforcing a claim that a party illegally obtained and is using trade secrets that have been licensed to us or that we own is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could have a material adverse effect on our business. Moreover, some of our academic institution licensors, collaborators and scientific advisors have rights to publish data and information to which we have rights. If we cannot maintain the confidentiality of our technologies and other confidential information in connection with our collaborations, our ability to protect our proprietary information or obtain patent protection in the future may be impaired, which could have a material adverse effect on our business.

Risks Related to Our Common Stock

The public trading market for our common stock is volatile and will likely result in higher spreads in stock prices.

Our common stock is trading in the over-the-counter market and is quoted on the OTC Pink. The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as our ability to implement our business plan, as well as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our common stock. In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on stock exchanges, which means that the difference between the price at which shares could be purchased by investors on the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges. Significant spreads between the bid and asked prices of the stock could continue during any period in which a sufficient volume of trading is unavailable or if the stock is quoted by an insignificant number of market makers. We cannot insure that our trading volume will be sufficient to significantly reduce this spread, or that we will have sufficient market makers to affect this spread. These higher spreads could adversely affect investors who purchase the shares at the higher price at which the shares are sold, but subsequently sell the shares at the lower bid prices quoted by the brokers. Unless the bid price for the stock increases and exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, shareholders could lose money on the sale. For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks. There is no assurance that at the time the shareholder wishes to sell the shares, the bid price will have sufficiently increased to create a profit on the sale.

Because our shares are designated as “penny stock”, broker-dealers will be less likely to trade in our stock due to, among other items, the requirements for broker-dealers to disclose to investors the risks inherent in penny stocks and to make a determination that the investment is suitable for the purchaser.

Our shares are designated as “penny stock” as defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and thus may be more illiquid than shares not designated as penny stock. The SEC has adopted rules which regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are defined generally as: non-Nasdaq equity securities with a price of less than $5.00 per share; not traded on a “recognized” national exchange; or in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $10,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules. Since our securities are subject to the penny stock rules, investors in the shares may find it more difficult to sell their shares. Many brokers have decided not to trade in penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. The reduction in the number of available market makers and other broker-dealers willing to trade in penny stocks may limit the ability of purchasers in this offering to sell their stock in any secondary market. These penny stock regulations, and the restrictions imposed on the resale of penny stocks by these regulations, could adversely affect our stock price.

Our Board of Directors can, without shareholder approval, cause preferred stock to be issued on terms that adversely affect common shareholders.

Under our Articles of Incorporation, our board of directors is authorized to issue up to 10,000,000 shares of preferred stock, none of which are issued and outstanding as of the date of this report. Also, our board of directors, without shareholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If our board of directors causes any shares of preferred stock to be issued, the rights of the holders of our common stock could be adversely affected. Our board of directors’ ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Preferred shares issued by our board of directors could include voting rights, or even super voting rights, which could shift the ability to control our company to the holders of our preferred stock. Preferred shares could also have conversion rights into shares of our common stock at a discount to the market price of the common stock which could negatively affect the market for our common stock. In addition, preferred shares would have preference in the event of our liquidation, which means that the holders of preferred shares would be entitled to receive the net assets of our company distributed in liquidation before the common stock holders receive any distribution of the liquidated assets.

We have not paid, and do not intend to pay in the near future, dividends on our common shares and therefore, unless our common stock appreciates in value, our shareholders may not benefit from holding our common stock.

We have not paid any cash dividends since inception. Therefore, any return on the investment made in our shares of common stock will likely be dependent initially upon the shareholder’s ability to sell our common shares in the open market, at prices in excess of the amount paid for our common shares and broker commissions on the sales.

Because we became public by means of a reverse merger, we may not be able to attract the attention of brokerage firms.

Additional risks may exist because we became public through a “reverse merger.” Securities analysts of brokerage firms may not provide coverage of our company since there is little incentive for brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct secondary offerings on our behalf in the future.

Shares of our common stock that have not been registered under federal securities laws are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.”

Prior to the closing of the SEA, we were deemed a “shell company” under applicable SEC rules and regulations because we had no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Pursuant to Rule 144 promulgated under the Securities Act sales of the securities of a former shell company, such as us, under that rule are not permitted (i) until at least 12 months have elapsed from the date on which Form 10-type information reflecting our status as a non-shell company, is filed with the SEC and (ii) unless at the time of a proposed sale, we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports. Without registration under the Securities Act, our shareholders will be forced to hold their shares of our common stock for at least that 12-month period after the filing of the report on Form 8-K following the closing of the reverse merger before they are eligible to sell those shares pursuant to Rule 144, and even after that 12-month period, sales may not be made under Rule 144 unless we are in compliance with other requirements of Rule 144. Further, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless we agree to register such securities under the Securities Act, which could cause us to expend significant time and cash resources. The lack of liquidity of our securities as a result of the inability to sell under Rule 144 for a longer period of time than a non-former shell company could negatively affect the market price of our securities.

We are an “emerging growth company,” and will be able take advantage of reduced disclosure requirements applicable to “emerging growth companies,” which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 2. Properties

We currently do not own any properties. Management believes that this space is adequate to meet the Company’s current and foreseeable needs. We entered into a lease agreement on August 1, 2017 which began on January 1, 2018 and will terminate on December 31, 2018. Pursuant to the lease, we are obligated to pay the landlord monthly installments of $2,000 for a total lease payment of $24,000 in 2018.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Pink under the symbol “ITOX.” The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by OTC Markets. Limited trading volume has occurred during these periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2017	First	$0.80	$0.40
	Second	$0.65	$0.40
	Third	$1.15	$0.56
	Fourth	$2.50	$1.42

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2016	First	$1.50	$0.60
	Second	$0.60	$0.30
	Third	$0.30	$0.30
	Fourth	$1.50	$0.30

Our common stock is considered to be penny stock under rules promulgated by the Securities and Exchange Commission (the “SEC”). Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer. With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

Availability of Rule 144

We were a shell company prior to the filing of our report on Form 8-K on August 3, 2017. Rule 144 is not available for the resale of securities issued by companies that are, or previously were, shell companies, such as our company, unless certain conditions are met. Paragraph (i) of Rule 144 prohibits the use of the rule for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company, except where the following conditions are met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;
•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
•	the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and
•	at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As a result, our shareholders will not be able to sell their shares of our common stock under Rule 144 at least prior to the one year anniversary of the filing of our Current Report on Form 8-K on August 3, 2017.

Holders

As of the close of business on April 17, 2018, we had approximately 136 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Issuer Direct, 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as transfer agent for the common stock.

Dividends

We have not declared or paid any cash dividends on our common stock during the fiscal years ended December 31, 2017 and December 31, 2016, or in any subsequent period. We do not anticipate or contemplate paying dividends on our common stock at the present time. The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders	–	–	4,500,000
Total	–	–	4,500,000

2017 Stock Incentive Plan

On March 16, 2017, our board of directors assumed the 2017 Stock Awards Plan adopted by the Company while domiciled in New Jersey. No awards were made under this plan. On December 14, 2017, the Board of Directors terminated this plan and adopted a new 2017 Stock Incentive Plan (the “Plan”). The purposes of the Plan are (a) to enhance our ability to attract and retain the services of qualified employees, officers, directors, consultants, and other service providers upon whose judgment, initiative and efforts the successful conduct and development of our business largely depends, and (b) to provide additional incentives to such persons or entities to devote their utmost effort and skill to the advancement and betterment of our company, by providing them an opportunity to participate in the ownership of our Company and thereby have an interest in the success and increased value of our Company.

There are 4,500,000 shares of common stock authorized for non-qualified and incentive stock options, restricted stock units, restricted stock grants, and stock appreciation rights under the Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.

The Plan is administered by our board of directors; however, the board of directors may designation administration of the Plan to a committee consisting of at least two independent directors. Only employees of our Company or of an “Affiliated Company”, as defined in the Plan, (including members of the board of directors if they are employees of our Company or of an Affiliated Company) are eligible to receive incentive stock options under the Plan. Employees of our Company or of an Affiliated Company, members of the board of directors (whether or not employed by our company or an Affiliated Company), and “Service Providers”, as defined in the Plan, are eligible to receive non-qualified options, restricted stock units, and stock appreciation rights under the Plan. All awards are subject to Section 162(m) of the Internal Revenue Code.

No option awards may be exercisable more than ten years after the date it is granted. In the event of termination of employment for cause, the options terminate on the date of employment is terminated. In the event of termination of employment for disability or death, the optionee or administrator of optionee’s estate or transferee has six months following the date of termination to exercise options received at the time of disability or death. In the event of termination for any other reason other than for cause, disability or death, the optionee has 30 days to exercise his or her options.

The Plan will continue in effect until all the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until ten years after its adoption, whichever is earlier. Awards under the Plan may also be accelerated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all our assets.

The Board has not granted any awards under the Plan.

Recent Sales of Unregistered Securities

On October 1, November 1, and December 1, 2017, we issued 10,000 shares of our common stock to DATHNA Partners LLC pursuant to a Consulting Agreement dated October 1, 2017 for a total of 30,000 shares of our common stock issued to DATHNA Partners LLC for the year ended December 31, 2017.

On January 15 and February 15, 2018, we issued 350,000 and 150,000 shares of our common stock to Draco Financial LLC pursuant to a Consulting Agreement dated effective December 1, 2017.

Each of the above consultants delivered appropriate investment representations with respect to the shares and consented to the imposition of restrictive legends upon the stock certificates representing the shares. No consultant entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each consultant was also afforded the opportunity to ask questions of management and to receive answers concerning the terms and conditions of the transaction. These securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of these securities.

Item 6. Selected Financial Data

As a Smaller Reporting Company, we are not required to furnish information under this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed above and in “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements

Basis of Presentation

The financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the periods ended December 31, 2016 and 2017 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

Critical Accounting Policies

The following discussions are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States.

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

Trends and Uncertainties

On July 28, 2017, we closed the reverse acquisition transaction under the Securities Exchange Agreement dated March 16, 2017, as reported in the Company’s report on Form 8-K filed with the Commission on August 3, 2017. Following the closing, the business of the Company has been that of OXYS, Inc. and HereLab, Inc., our wholly owned subsidiaries. The operations of the Company have varied significantly following the closing since prior to that time, the Company was an inactive shell company.

Historical Background

We were incorporated in the State of New Jersey on October 1, 2003 under the name of Creative Beauty Supply of New Jersey Corporation and subsequently changed our name to Gotham Capital Holdings, Inc. on May 18, 2015. We commenced operations in the beauty supply industry as of January 1, 2004. On November 30, 2007, our Board of Directors approved a plan to dispose of our wholesale and retail beauty supply business. From January 1, 2009 until July 28, 2017, we had no operations and were a shell company.

On March 16, 2017, our Board of Directors adopted resolutions, which were approved by shareholders holding a majority of our outstanding shares, to change our name to “IIOT-OXYS, Inc.”, to authorize a change of domicile from New Jersey to Nevada, to authorize a 2017 Stock Awards Plan, and to approve the Securities Exchange Agreement (the “OXYS SEA”) between the Company and OXYS Corporation (“OXYS”), a Nevada corporation incorporated on August 4, 2016.

Under the terms of the OXYS SEA we acquired 100% of our issued voting shares of OXYS in exchange for 34,687,244 shares of our Common Stock. We also cancelled 1,500,000 outstanding shares of our Common Stock and changed our management to Mr. DiBiase who also served in management of OXYS. Also, one of our principal shareholders entered into a consulting agreement with OXYS to provide consulting services during the transition. The OXYS SEA was effective on July 28, 2017, and our name was changed to “IIOT-OXYS, Inc.” at that time. Effective October 26, 2017, our domicile was changed from New Jersey to Nevada.

On December 14, 2017, we entered into a Share Exchange Agreement (the “HereLab SEA”) with HereLab, Inc., a Delaware corporation (“HereLab”), and HereLab’s two shareholders pursuant to which we would acquire all the issued and outstanding shares of HereLab in exchange for the issuance of 1,650,000 shares of our Common Stock, on a pro rata basis, to HereLab’s two shareholders. The closing of the transaction occurred on January 11, 2018 and HereLab became our wholly-owned subsidiary.

At the present time, we have two, wholly-owned subsidiaries which are OXYS Corporation and HereLab, Inc., through which our operations are conducted.

General Overview

IIOT-OXYS, Inc., a Nevada corporation (the “Company”), and OXYS, were originally established for the purposes of designing, building, testing, and selling Edge Computing systems for the Industrial Internet. Both companies were, and presently are, early stage technology startups that are largely pre-revenue in their development phase. HereLab is also an early-stage technology development company. The Company received its first revenues in the last quarter of 2017, and expects considerable revenue due to its business development pipeline for 2018 including first 2018 revenues to be realized in the first quarter of 2018.

Our unique value proposition is as follows:

Edge Computing

Within the Internet of Things (“IoT”) and Industrial Internet of Things (“IIoT”), most companies right now are adopting an approach which sends all sensor data to the cloud for processing. OXYS specializes in edge computing, where the data processing is done locally right where the data is collected.

Advanced Algorithms

OXYS has sought to differentiate itself by licensing advanced algorithms from world-leading research institutions such as the Massachusetts Institute of Technology (“MIT”). These algorithms are an essential part of the edge computing strategy that convert raw data into actionable knowledge right where the data is collected without having to send the data to the cloud first.

Reconfigurable Hardware and Software

Instead of focusing on creating tools, OXYS uses open source tools to create proprietary content. More specifically, OXYS uses hardware manufactured by companies such as HARTING (www.harting-usa.com) as well as others. This hardware is reconfigurable and flexible.

Liquidity and Capital Resources

At December 31, 2017, the Company had a cash balance of $60,863, which represents a $420,978 decrease from the $481,841 balance at December 31, 2016. This decrease was primarily the result of cash used to satisfy the requirements of a reporting company and due to acceleration in product development activities. The Company’s working capital at December 31, 2017 was $77,663, as compared to a December 31, 2016 working capital of $543,535.

For the year ended December 31, 2017, we incurred a net loss of $1,531,095. Net cash used in operating activities was $490,701 for the year ended December 31, 2017.

For the period from inception (August 4, 2016) to December 31, 2016, we incurred a net loss of $8,626. Net cash used by operating activities was $70,320 for the period from inception (August 4, 2016) to December 31, 2016.

For the year ended December 31, 2017, investing activities consisted of $1,000 of cash paid in conjunction with a licensing agreement. During the same period, financing activities consisted of cash received totaling $141,499 from issuance of common stock net of costs of $70,776.

For the period from inception (August 4, 2016) to December 31, 2016, there were no investing activities. During the same period, financing activities consisted of cash received totaling $552,161 from issuance of common stock

The Company presently owns no real property and at this time has no intention of acquiring any such property. The Company’s expenses are associated with professional fees as well as product development expenses and activities.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses from operations of $1,531,095 for the year ended December 31, 2017, and $8,626 for the period from inception (August 4, 2016) to December 31, 2016, and has an accumulated deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms. At our current rate of expenditure, we anticipate being able to maintain current operations for six months; however, we expect additional funding within three months.

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a going concern qualification in their auditors’ report dated April 17, 2018. Such a going concern qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company’s operating results.

Results of Operations for the Year Ended December 31, 2017 compared to the period from inception (August 4, 2016) to December 31, 2016

For the year ended December 31, 2017, we earned revenues of $39,800 and incurred related cost of sales of $47,887. We incurred professional fees of $1,416,527 and other general and administrative expenses of $106,469. As a result we incurred a net loss of $1,531,095 for the year ended December 31, 2017.

Comparatively, for the period from inception (August 4, 2016) to December 31, 2016, we did not earn any revenues. We incurred professional fees of $7,162 other general and administrative expenses of $1,464. As a result, we incurred a net loss of $8,626 for the period from inception (August 4, 2016) to December 31, 2016.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity capital expenditures or capital resources.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Certain specified reduced reporting and other regulatory requirements that are available to public companies that are emerging growth companies. These provisions include:

1.	an exemption from the auditor attestation requirement in the assessment of our internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002;
2.	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;
3.	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about our audit and our financial statements; and
4.	reduced disclosure about our executive compensation arrangements.

We have elected to take advantage of the exemption from the adoption of new or revised financial accounting standards until they would apply to private companies. As a result of this election, our financial statements may not be comparable to public companies required to adopt these new requirements.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

As a Smaller Reporting Company, we are not required to furnish information under this Item 7A.

Item 8. Financial Statements

The financial statements and supplementary data required by this item are included following the signature page of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Nevan Hanumara, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Hanumara, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2017. Based on his evaluation, Mr. Hanumara concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2017. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Annual Report on Form 10-K.

These additional procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

During its evaluation, management noted certain matters involving internal control and its operation that we consider to be significant deficiencies or material weaknesses under standards of the Public Company Accounting Oversight Board (“PCAOB”). A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

We noted the deficiencies involving the segregation of duties, lack of governance/oversight, lack of internal control documentation, and the timeliness of preparing final balances that we believe to be material weaknesses.

Because of this material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

Remediation of the Material Weakness

We are evaluating the material weaknesses and developing a plan of remediation to strengthen our overall internal control over financial reporting. The remediation plan will include the following actions:

•	Separation of corporate responsibilities, e.g. CEO, CFO, Secretary, etc. to different key management individuals;
•	Creation and adoption of a formal policy manual specifically dealing with financial controls; and
•	Establishment of an Audit Committee through an Audit Committee Charter with a Chair and the CFO will provide regular updates to this Audit Committee.

We are committed to maintaining a strong internal control environment and we believe that these remediation efforts will represent significant improvements in our controls. We have started to implement these steps, however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting

On July 28, 2017, we closed the OXYS SEA and, as a result, new management was put in place which resulted in changes to our internal control over financial reporting which were not fully realized until the Fourth Quarter of 2017. Those changes to the processes designed by, or under the supervision of, management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles have resulted in the material weaknesses stated above.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Current Management

The following table sets forth information concerning our directors and executive officers:

Name	Position	Age
Executive Officers:
Nevan Hanumara	Chief Executive Officer, Interim Chief Financial Officer, and Secretary	35

Directors:
Nevan Hanumara	Director	35
Vidhydhar Mitta	Director	45
Patrick Phillips	Director	59

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Directors are elected by a plurality of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

Business Experience of Executive Officers and Directors

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Nevan Hanumara: Mr. Hanumara has served as our Chief Executive Officer and Interim Chief Financial Officer since February 28, 2018. Mr. Hanumara has also served as our Secretary and director since the closing of the reverse acquisition on July 28, 2017. In addition, Mr. Hanumara has also served as a director of OXYS since its inception on August 4, 2016. Since 2016, he has operated as the co-founder and operating member of Cambridge Medspace LLC, a company that provides consulting and advisory services to early stage technology companies as well as providing access to rental office space to those companies. In his position as co-founder, Mr. Hanumara is responsible for attracting tenants to the space, assisting tenants with infrastructural support, providing tenants with business development and professional networking opportunities, and seeking other sources of revenue for Cambridge Medspace. Since 2012, Mr. Hanumara has worked as a research scientist with the Massachusetts Institute of Technology. In his position as a research scientist, Mr. Hanumara manages various programmatic activities within the mechanical engineering department and is responsible for teaching courses on medical device design, as well as serving as a program mentor for graduate students. In addition, he engages in various technical and programmatic business and proposal development efforts on behalf of MIT. Mr. Hanumara received a PhD in Mechanical Engineering from MIT in 2012, an MS in Mechanical Engineering from MIT in 2006, and a BS in Mechanical Engineering and a BA in French from the University of Rhode Island in 2004.

Vidhydhar Mitta: Mr. Mitta has served as a director of the Company since the closing of the reverse acquisition on July 28, 2017.Mr. Mitta has also served as a director of OXYS since its inception on August 4, 2016. Since 2000, he has been the founder and President of Synergic Solutions Inc., a software development company that designs custom software for a variety of industries including radio-medicine and associate allied health fields. In his position as President, Mr. Mitta has responsibility for all aspects of Synergic Solutions including technical program guidance, employee supervision, business development, and profit and loss responsibility. Mr. Mitta received a BS in Information Science & Technology from BMS College of Engineering in 1995.

Patrick Phillips: Mr. Phillips has served as a director of the Company since the closing of the HereLab SEA which occurred on January 11, 2018. Mr. Phillips has also served as a director and CEO of HereLab since its inception on February 27, 2017. In September 2015, Mr. Phillips founded HereLab’s predecessor entity. Mr. Phillips continued work for that entity until HereLab was incorporated in February 2017. From January 2011 until July 2015, Mr. Phillips was Executive Director of Arts & Ideas, Inc. was a nationally focused, nonprofit publishing organization.

Legal Proceedings

During the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors or executive officers, and none of these persons has been involved in any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity, any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Family Relationships

There are no family relationships between any of our directors and executive officers.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.”

We currently have not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, other than as described above, no security holders have made any such recommendations. The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our board it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (“SEC”) require our directors, executive officers and persons who own more than 10% of our common stock to file reports of their ownership and changes in ownership of our common stock with the SEC. Based solely on our review of the reports filed during 2017 and questionnaires from our directors and executive officers, we determined that no director, executive officer, or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during 2017.

Code of Ethics

On March 9, 2018, the Board of Directors adopted a Code of Ethics (the “Code”). The purpose of the Code of Ethics is to deter wrongdoing and to promote:

•	honest and ethical conduct;
•	full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files with, or submits to, the SEC and in other public communications made by the Company;
•	avoidance and ethical handling of actual or apparent conflicts of interest, including disclosure to an appropriate person of any material transaction or relationship that reasonably could be expected to give rise to such a conflict;
•	confidentiality of corporate information;
•	protection and proper use of corporate assets and opportunities;
•	compliance with applicable governmental laws, rules, and regulations;
•	prompt internal reporting of any violations of this Code to an appropriate person; and
•	accountability for adherence to the Code.

The Code of Ethics applies to all directors, officers, and employees of the Company and its subsidiaries, including, but not limited to, the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is available at www.oxyscorp.com and is included as an exhibit to this Annual Report on Form 10-K. The Company will provide any person, without charge and upon request through our website, a copy of the Code of Ethics.

Item 11. Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2017 and 2016.

Except as described below, we have not entered into any employment or compensation agreements or arrangements with Mr. DiBiase for his previous services as an officer or director of our company.

Summary Compensation Table

Name and principal position	Year	All other compensation ($)	Total ($)
Carmine Catizone(1)	2017	0	0
	2016	0	0
Giro DiBiase(2)	2017	25,000	25,000	(3)
	2016	0	0

(1)	Carmine Catizone served as our President until July 28, 2017.
(2)	Giro DiBiase served as our Chief Executive Officer from July 28, 2017 until February 28, 2018.
(3)	Consisted of fees paid for misc. management, business development, administrative, accounting, and operational services rendered on a consulting basis.

Equity Awards

No equity awards were granted to our named executive officers during the years ended December 31, 2017 or 2016.

Compensation of Directors

The following table sets forth information concerning the compensation awarded to, earned by, or paid to the following directors for all services rendered in all capacities to our company and its subsidiaries for the year ended December 31, 2017. This table includes any person who served as a director at any time during fiscal 2017.

Except as described below, we have not entered into any employment or compensation agreements or arrangements with Messrs. Hanumara and Mitta for their services as directors of our company.

Director Compensation

Name	Fees earned or paid in cash ($)	Total ($)
Nevan Hanumara	12,500	12,500	(1)
Vidhydhar Mitta	0	0

(1)	Consists of fees paid for misc. technical, program management, administrative, and general operational services rendered on a consulting basis.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table and footnotes thereto sets forth information regarding the number of shares of common stock beneficially owned by (i) each director and named executive officer of our company, (ii) each person known by us to be the beneficial owner of 5% or more of its issued and outstanding shares of common stock, and (iii) all executive officers and directors of the Company as a group. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 40,633,328 shares of common stock issued and outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of each person beneficially owning in excess of 5% of the outstanding common stock named in the following table is: 705 Cambridge Street, Cambridge, MA 02141.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Named Executive Officers and Directors
Nevan Hanumara	3,000,000	7.38%
Vidhydhar Mitta	1,736,843	4.27%
Patrick Phillips	1,500,000	3.69%
Carmine Catizone	1,072,550	2.64%
Giro DiBiase	3,000,000	7.38%
Named Executive Officers and Directors as a Group (5 Persons)	10,309,393	25.37%
5% Beneficial Holders (Not Named Above)
Nutan Dave 705 Cambridge Street Cambridge, MA 02141	3,000,000	7.48%

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Under the terms of the OXYS SEA we acquired 100% of the issued and outstanding voting shares of OXYS in exchange for 34,687,244 shares of our Common Stock. In addition, 1,500,000 outstanding shares of our Common Stock were cancelled and our management was changed to Mr. DiBiase who also served in management of OXYS. The OXYS SEA was effective on July 28, 2017.

Also, OXYS entered into a Consulting Agreement dated June 15, 2017 with Pasquale Catizone, one of our principal shareholders, to provide consulting services during the transition. The agreement terminated 120 days from the closing of the OXYS SEA. OXYS paid to Mr. Catizone $25,000 upon the execution of the agreement and an additional $50,000 upon the closing of the OXYS SEA.

On July 28, 2017, our Board of Directors approved the payment of $2,500 in consulting fees per month to Mr. Hanumara.

Effective February 28, 2018, our Board of Directors approved the payment of $5,000 in consulting fees per month to Mr. Hanumara.

Upon the Closing of the HereLab SEA, we issued to Mr. Phillips 1,500,000 shares of our Common Stock and appointed Mr. Phillips as a director of the Company.

We have entered into a Consulting Agreement dated August 22, 2017 with Mr. Phillips pursuant to which we have agreed to pay him $7,000 per month in consulting fees. The term of the agreement is month-to-month for one year.

We entered into a lease agreement on August 1, 2017 with the DiBiase family, which began on January 1, 2018 and will terminate on December 31, 2018. Pursuant to the lease, we are obligated to pay the DiBiase family monthly installments of $2,000 for a total lease payment of $24,000 in 2018. Giro DiBiase was our CEO and Interim CFO and is still a shareholder and involved in management of OXYS on a consulting basis.

Item 14. Principal Accountant Fees and Services

Fees Paid

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2017 were $21,500 and $15,000 for the period ended December 31, 2016.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the year ended December 31, 2017 were $0 and $0 for year ended December 31, 2016.

Tax Fees

There were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning in the years ended December 31, 2017 and 2016.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the years ended December 31, 2017 and 2016.

Audit Committee

We do not have an Audit Committee, therefore the Board of Directors has considered whether the non-audit services provided by our auditors to us are compatible with maintaining the independence of our auditors and concluded that the independence of our auditors is not compromised by the provision of such services. Our Board of Directors pre-approves all auditing services and permitted non-audit services, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The following financial statements are filed with this report:

Reports of Independent Registered Public Accounting Firms

Balance Sheets at December 31, 2017 and 2016

Statements of Operations for the year ended December 31, 2017 and for the Period from August 4, 2016 (Date of Inception) to December 31, 2016

Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2017 and for the Period from August 4, 2016 (Date of Inception) to December 31, 2016

Statements of Cash Flows for the year ended December 31, 2017 and for the Period from August 4, 2016 (Date of Inception) to December 31, 2016

Notes to Financial Statements

Exhibits

The following exhibits are included with this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
2.1 & 10.1	Securities Exchange Agreement dated March 16, 2017, by and among Gotham Capital Holdings, Inc., OXYS Corp. and the Shareholders of OXYS Corp.	8-K	000-50773	2.1	8/3/17
2.2 & 10.2	Agreement and Plan of Merger dated July 10, 2017	8-K	000-50773	2.1	11/1/17
2.3 & 10.3	Securities Exchange Agreement dated December 14, 2017, with HereLab, Inc.	8-K	000-50773	2.1	12/19/17
3.1	Nevada Articles of Incorporation for IIOT-OXYS, Inc.	8-K	000-50773	3.1	11/1/17
3.2	Bylaws for IIOT-OXYS, Inc.	8-K	000-50773	3.2	11/1/17
3.3	Nevada Articles of Merger dated July 14, 2017	8-K	000-50773	3.3	11/1/17
3.4	New Jersey Certificate of Merger dated October 26, 2017	8-K	000-50773	3.4	11/1/17
3.5	Articles of Exchange	8-K	000-50773	2.1	1/12/18
4.1 & 10.4	2017 Stock Incentive Plan	8-K	000-50773	4.1	12/19/17
10.5	Consulting agreement with Pasquale Catizone dated June 15, 2017	8-K	000-50773	99.1	6/16/17
10.6	Indemnification Agreement dated July 28, 2017	8-K	000-50773	99.1	8/3/17
10.7	Non-Exclusive Patent License Agreement with MIT dated February 5, 2018					X
10.8	Technology Cooperation Agreement with Sigma Labs, Inc. dated effective June 13, 2017					X
10.9	Form of 12% Senior Secured Convertible Note	8-K	000-50773	99.1	2/13/18
10.10	Form of Securities Purchase Agreement	8-K	000-50773	99.2	2/13/18
10.11	Form of Security and Pledge Agreement	8-K	000-50773	99.3	2/13/18
10.12	Form of Warrant	8-K	000-50773	99.4	2/13/18
10.13	Consulting Agreement with Patrick Phillips dated August 22, 2017					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
14.1	Code of Ethics					X
21.1	List of Subsidiaries					X
31.1	Rule 13a-14(a) Certification by Principal Executive Officer and Principal Financial Officer					X
32.1	Rule 13a-14(a) Certification by Principal Financial Officer and Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

Item 16. Form 10-K Summary

None.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IIOT-OXYS, INC.

Date: April 17, 2018	By:	/s/ Nevan Hanumara
Nevan Hanumara, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Nevan Hanumara	Director	April 17, 2018
Nevan Hanumara

/s/ Patrick Phillips	Director	April 17, 2018
Patrick Phillips

/s/ Vidhyadhar Mitta	Director	April 17, 2018
Vidhyadhar Mitta

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F-2

Balance Sheets at December 31, 2017 and 2016	F-4

Statements of Operations for the year ended December 31, 2017 and for the Period from August 4, 2016 (Date of Inception) to December 31, 2016	F-5

Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2017 and for the Period from August 4, 2016 (Date of Inception) to December 31, 2016	F-6

Statements of Cash Flows for the year ended December 31, 2017 and for the Period from August 4, 2016 (Date of Inception) to December 31, 2016	F-7

Notes to Financial Statements	F-8

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Oxys Corporation

705 Cambridge Street

Cambridge, MA 02142

We have audited the accompanying balance sheet of Oxys Corporation as of December 31, 2016, and the related statements of operations, stockholders' equity, and cash flows for the period from inception (August 4, 2016) to December 31, 2016. Oxys Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxys Corporation as of December 31, 2016, and the results of their operations and their cash flows for the period from inception (August 4, 2016) to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Connolly, Grady & Cha, P. C.

Certified Public Accountants

Philadelphia, Pennsylvania

April 27, 2017

Member of the American Institute of Certified Public Accountants,

Public Company Accounting Oversight Board, and Pennsylvania Institute of Certified Public Accountants

1608 Walnut Street, Suite 1703, Philadelphia, PA 19103 • (215) 735-4580 • Fax (215) 735-4584 • www.cgcpc.corn

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of IIOT-OXYS, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of IIOT-OXYS, Inc. (the Company) as of December 31, 2017, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has incurred net losses since inception and has negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Haynie & Company

We have served as the Company’s auditor since 2018.

Salt Lake City, Utah

April 17, 2018

IIOT-OXYS, Inc. and Subsidiary

Consolidated Balance Sheets

As of December 31, 2017 and December 31, 2016

	December 31, 2017	December 31, 2016

Assets
Current Assets
Cash and Cash Equivalents	$60,863	$481,841
Cash - Escrow	1,782	52,659
Accounts Receivable	39,800	–
Prepaid Insurance	14,778	–
Inventory	–	10,035
Total Current Assets	117,223	544,535

Other Assets
Other Asset - Licensing Agreement	1,000	–
Total Other Assets	1,000	–

Total Assets	$118,223	$544,535

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$38,357	$–
Credit Card Payable	203	–
Due to Stockholder	1,000	1,000
Total Current Liabilities	39,560	1,000

Total Liabilities	39,560	1,000

Commitments and Contingencies
Stockholders' Equity
Preferred stock $0.001 par value, 10,000,000 shares authorized; 0 issued and outstanding at December 31, 2017 and 2016	–	–
Common stock $0.001 par value, 190,000,000 shares authorized; 38,983,327 issued and outstanding at December 31, 2017; 33,197,769 shares issued and outstanding at December 31, 2016	38,983	9,957
Additional Paid in Capital	1,579,401	542,204
Accumulated Deficit	(1,539,721)	(8,626)

Total Stockholders' Equity	78,663	543,535
Total Liabilities and Stockholders' Equity	$118,223	$544,535

See accompanying notes to audited financial statements.

IIOT-OXYS, Inc. and Subsidiary

Consolidated Statements of Operations

For the Year Ended December 31, 2017 and the

Period from Inception (August 4, 2016) to December 31, 2016

	For the Year Ended December 31, 2017	For the Period from Inception (August 4, 2016) to December 31, 2016
Revenues
Sales	$39,800	$–
Cost of Sales	47,887	–
Gross Profit	(8,087)	–

Expenses
Demo Parts	34,393	–
Bank Service Charges	648	82
Office Expenses	17,090	100
Organization costs	23,808	1,000
Insurance	8,372	–
Professional	1,416,527	7,162
Travel	22,158	282
Total Expenses	1,522,996	8,626

Other Income (Expenses)
Interest Expense	(12)	–
Total Other Income (Expense)	(12)	–

Net (Loss) Before Income Taxes	(1,531,095)	(8,626)

Income Tax Benefit (Expense)	–	–

Net (Loss)	$(1,531,095)	$(8,626)

Loss per Common Share	(0.0422)	(0.0003)

Weighted Average Number of Shares Outstanding - Basic and Diluted	36,241,821	31,768,822

See accompanying notes to audited financial statements.

IIOT-OXYS, Inc. and Subsidiary

Statements of Changes in Stockholders' Equity

For the Year Ended December 31, 2017 and the

Period from Inception (August 4, 2016) to December 31, 2016

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balances, August 4, 2016	–	$–	$–	$–	$–

Issuance of common stock at $1.00 per share	9,161	9	9,152	–	9,161

Stock split 3,000 shares for 1 share of October 8, 2016 par $0.001	27,472,819	8,233	(8,233)	–	–

Issuance of common stock at $0.095 per share	5,715,789	1,715	541,285	–	543,000

Net (loss)	–	–	–	(8,626)	(8,626)

Balance December 31, 2016	33,197,769	$9,957	$542,204	$(8,626)	$543,535

Issuance of common stock at $0.095 per share	1,489,474	$447	$141,052	$–	$141,499

Issuance of common stock at $1.15 to $1.90 per share	530,000	530	994,970	–	995,500

To reflect effect of acquisition (reverse merger/ recapitalization)	3,766,084	28,049	(98,825)	–	(70,776)

Net (loss)	–	–	–	(1,531,095)	(1,531,095)

Balance December 31, 2017	38,983,327	$38,983	$1,579,401	$(1,539,721)	$78,663

See accompanying notes to audited financial statements.

IIOT-OXYS, Inc. and Subsidiary

Consolidated Statement of Cash Flows

For the Year Ended December 31, 2017

and the Period from Inception (August 4, 2016) to December 31, 2016

	For the Year Ended December 31, 2017	For the Period from Inception (August 4, 2016) to December 31, 2016

Cash Flows from Operating Activities:
Net (Loss)	$(1,531,095)	$(8,626)

Adjustments to reconcile net loss to net cash (used) by operating activities:

Non-Cash Stock Compensation	995,500	–

Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts Receivable	(39,800)	–
Inventory	10,035	(10,035)
Prepaid Insurance	(14,778)	–
Escrow	50,877	(52,659)
Increase (Decrease) in:
Accounts Payable	38,357	–
Credit Card Payable	203	–
Due to Stockholder	–	1,000
Net Cash (Used) by Operating Activities	(490,701)	(70,320)

Cash Flows from Investing Activities:
Cash Paid in Conjunction with Licensing Agreement	(1,000)	–
Net Cash (Used) by Investing Activities	(1,000)	–

Cash Flows from Financing Activities:
Issuance of Common Stock, Net of Costs	70,723	552,161
Net Cash Provided by Financing Activities	70,723	552,161

Net (Decrease) Increase in Cash and Cash Equivalents	(420,978)	481,841

Cash and Cash Equivalents at Beginning of Period	481,841	–

Cash and Cash Equivalents at End of Period	$60,863	$481,841

Supplemental Information:

Interest paid during the period	$12	$–
Taxes paid during the period	$–	$–

See accompanying notes to audited financial statements.

IIOT-OXYS, Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

For the Fiscal Year Ended December 31, 2017

1. NATURE OF OPERATIONS

On July 28, 2017, IIOT-OXYS, Inc., a Nevada corporation (the “Company”) (previously known as Gotham Capital Holdings, Inc.), executed and closed the Securities Exchange Agreement dated effective March 16, 2017, between the Company, OXYS Corporation, a Nevada corporation (“OXYS”), and the shareholders of OXYS and changed its name to “IIOT-OXYS, Inc.” As a result of the Closing, the Company issued 34,687,244 shares on a pro rata basis to the shareholders of OXYS, and OXYS became a wholly owned subsidiary of the Company. In addition, the Company cancelled 1,500,000 outstanding shares held by principal shareholders of the Company, which resulted in a total of 38,453,328 shares issued and outstanding upon completion of the Closing.

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

As a result of the change in control resulting from the closing of the Securities Exchange Agreement transaction, OXYS has assumed the public reporting obligations of the public company. Accordingly, the 2016 comparative financial statements are those of OXYS.

Principles of Consolidation

The consolidated financial statements for December 31, 2017 include the accounts of IIOT-OXYS, Inc., and OXYS Corporation. All significant intercompany balances and transactions have been eliminated.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. The allowance for doubtful accounts at December 31, 2017 and 2016 was $0.

Revenue Recognition

The Company’s revenue is derived primarily from providing services under contractual agreements. The Company recognizes revenue in accordance with ASC Topic No. 605 based on the following criteria: Persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

IIOT-OXYS, Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

For the Fiscal Year Ended December 31, 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification

Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments - The Company accounts for fair value measurements in accordance with accounting standard ASC 820-10-50, “Fair Value Measurements.” This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

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

The Company adopted the provisions of FASB ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10-25 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company's tax returns are subject to tax examinations by U.S. federal and state authorities until respective statute of limitation. Currently, the 2016 tax year is open and subject to examination by taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities. The Company does not have any accruals for uncertain tax positions at December 31, 2017 and 2016. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

IIOT-OXYS, Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

For the Fiscal Year Ended December 31, 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Risk

Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents and cash-escrow, which are generally not collateralized. The Company’s policy is to place its cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC), up to $250,000. At December 31, 2017 and 2016, the Company had $0 and $231,841 in excess of the FDIC insurance limit, respectively.

Inventory

Inventory consists primarily of demo equipment and is recorded at the lower of cost (first-in, first out method) or market.

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share under Accounting Standards Codification subtopic 260-10, "Earnings Per Share" ("ASC 260-1 O"). Basic earnings or loss per share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company was only recently formed, has incurred continuing operating losses and has an accumulated deficit of $1,539,721 and $8,626 at December 31, 2017 and 2016, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations through December 31, 2018 by generating revenues and through additional borrowings as needed. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2016, accounting guidance was issued to clarify the not yet effective revenue recognition guidance issued in May 2014. This additional guidance does not change the core principle of the revenue recognition guidance issued in May 2014, rather, it provides clarification of accounting for collections of sales taxes as well as recognition of revenue (i) associated with contract modifications, (ii) for noncash consideration, and (iii) based on the collectability of the consideration from the customer. The guidance also specifies when a contract should be considered "completed" for purposes of applying the transition guidance. The effective date and transition requirements for this guidance are the same as the effective date and transition requirements for the guidance previously issued in 2014, which is effective for interim and annual periods beginning on or after December 15, 2017. The Company will adopt the new standard on January 1, 2018 and believes adoption will not have any material impact on its financial statements.

IIOT-OXYS, Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

For the Fiscal Year Ended December 31, 2017

3. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

4. INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740. This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. Income tax returns open for examination by the Internal Revenue Service consist of tax years ended December 31, 2016 and 2017.

The Company has available at December 31, 2017, unused operating loss carryforwards of approximately $1,539,721, which may be applied against future taxable income and which expire in various years through 2036. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and other temporary differences of approximately $598,181 and $3,351 at December 31, 2017 and 2016, respectively, and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $594,830 and $3,351 for the years ended December 31, 2017 and 2016, respectively.

IIOT-OXYS, Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

For the Fiscal Year Ended December 31, 2017

4. INCOME TAXES (Continued)

Deferred tax assets are comprised of the following:

Deferred tax assets:	2017	2016
NOL carryover	$598,181	$3,351
Valuation allowance	(598,181)	(3,351)
Net deferred tax asset	$–	$–

The reconciliation of the provisions for income taxes computed at the U.S. federal statutory tax rate (34%) to the Company’s effective tax rate for the periods ended December 31, 2017 and 2016 is as follows:

	2017	2016
Book Loss	$520,572	$2,933
State taxes	74,258	418
Change in valuation allowance	(594,830)	(3,351)
Provision for Income Taxes	$–	$–

5. COMMITMENTS AND CONTINGENCIES

The Company entered into a consulting agreement with DATHNA Partners, LLC on October 1, 2017 in which 10,000 shares were earned by the consultant on the first day of each month for the period of the contract (October, November and December of 2017). The shares were valued at fair market value and are accounted for as issued and outstanding at December 31, 2017 although the certificates representing the 30,000 shares were subsequently issued by the Company in January of 2018.

The Company also entered into a consulting agreement with Draco Financial, LLC in which the Company agreed to issue the consultant 500,000 shares of common stock. The shares were valued at fair marked valued and are accounted for as issued and outstanding at December 31, 2017 although the certificates representing the shares were subsequently issued in January and February of 2018 of 350,000 and 150,000, respectively.

The Company entered into a lease agreement with a related party on August 1, 2017 which begins on January 1, 2018 and will terminate on December 31, 2018. The Company shall pay the landlord monthly installments of $2,000 for a total lease payment of $24,000 in 2018.

6. STOCKHOLDERS' EQUITY

Common Stock

The Company has authorized 190,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. At December 31, 2017 and 2016 the Company had 38,983,327 and 33,197,769 shares of common stock and no shares of preferred stock issued and outstanding, respectively.

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

IIOT-OXYS, Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

For the Fiscal Year Ended December 31, 2017

6. STOCKHOLDERS' EQUITY (Continued)

On March 16, 2017, the Board of Directors and a majority of the shareholders approved the IIOT-OXYS, Inc. 2017 Stock Awards Plan, (the “Plan”). The Plan provided for granted incentive stock options, options that do not constitute incentive stock options, stock appreciation rights, restricted stock awards, phantom stock awards, or any combination of the foregoing, as is best suited to the particular circumstances. The Plan was effective upon its adoption by the Board. The aggregate number of common shares that may be issued under the Plan were 7,000,000 common shares. No further awards were to be granted under the Plan after ten years following the effective date. The Plan was to remain in effect until all awards granted under the Plan had been satisfied or expired. This Plan was terminated and replaced by the 2017 Stock Inventive Plan (the “2017 Plan”) on December 14, 2017 (the “Effective Date”) as approved by the Board of Directors. Awards may be made under the 2017 Plan for up to 4,500,000 shares of common stock of the Company. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the 2017 Plan. No awards can be granted under the 2017 Plan after the expiration of 10 years from the Effective Date, but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards. With the approval of the 2017 Plan, the Board terminated the 2017 Stock Awards Plan with no awards having been granted thereunder.

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

On December 14, 2017, the Company entered into a Securities Exchange Agreement dated December 14, 2017, between the Company, OXYS, and HereLab, Inc., a Delaware corporation (“HereLab”), and the shareholders of HereLab. Upon completion of the closing of the Exchange Agreement, the Company will issue an aggregate of 1,650,000 shares of its common stock on a pro rata basis to the two shareholders of HereLab and HereLab will become a wholly owned subsidiary of the Company.

7. EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic per share computation for the year ended December 31, 2017 and for the period from inception (August 4, 2016) to December 31, 2016.

	For the year ended December 31, 2017	For the period from inception (August 4, 2016) to December 31, 2016
Net Loss	$(1,531,095)	$(8,626)

Weighted average share outstanding basic	36,241,821	31,768,822

Basic and diluted loss per share	$0.0422	$0.0003

IIOT-OXYS, Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

For the Fiscal Year Ended December 31, 2017

8. RELATED PARTIES

For the years ended December 31, 2017 and 2016, the amount due to stockholders was $1,000. The balance is payable to two stockholders related to opening bank balances.

In August 2017 the Company entered into a lease agreement with a stockholder of the Company and paid monthly installments of $2,000 between August and December 2017. For the years ended December 31, 2017 and 2016, rent expense paid to the stockholder amounted to $10,000 and $0, respectively.

The Company entered into a verbal arrangement with a company controlled by a shareholder to provide administrative services. Total payments to the related party for administrative services amounted to approximately $33,000 and $0, as of December 31, 2017 and 2016, respectively.

For the years ended December 31, 2017 and 2016, professional expense paid to directors and officers of the Company amounted to $40,000 and $0, respectively. For the years ended December 31, 2017 and 2016, travel expense reimbursed to directors and officers of the Company amounted to approximately $5,000 and $0, respectively.

9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are the following items to disclose:

On January 18, 2018, the Board of Directors of the Company approved a non-public offering of up to $1,000,000 aggregate principal amount (the “Offering”) of its 12% Senior Secured Convertible Notes (the “Notes”). The Notes are convertible, in whole or in part, into shares of the Company’s Common Stock, at any time at a rate of $0.65 per share with fractions rounded up to the nearest whole share, unless paid in cash at the Company’s election. The Notes bear interest at a rate of 12% per annum and interest payments will be made on a quarterly basis. The Notes mature January 15, 2020.

The Notes are governed by a Securities Purchase Agreement (the “SPA”) and are secured by all of the assets of the Company pursuant to a Security and Pledge Agreement. In addition to the issuance of the Notes in the Offering, the Company’s Board of Directors approved, as part of the Offering, the issuance of warrants to purchase one share of the Company’s Common Stock for 50% of the number of shares of Common Stock issuable upon conversion of each Note (the “Warrants”). Each Warrant is immediately exercisable at $0.75 per share and expires on January 15, 2023.

On January 22, 2018, the Company entered into a SPA and Security and Pledge Agreement with its first investor in the Offering and issued a Note to the investor in the principal amount of $500,000. Subscription funds were received by the Company from the investor on February 7, 2018. In addition to the Note, the Company issued to the investor 384,615 Warrants.

On January 11, 2018, the closing of the Securities Exchange Agreement dated December 14, 2017, between the Company, HereLab, Inc., and the shareholders of HereLab was held. Upon completion of the closing, the Company issued an aggregate of 1,650,000 shares of its Common Stock on a pro rata basis to the two shareholders of HereLab, and HereLab became a wholly owned subsidiary of the Company.

The following unaudited pro forma condensed combined balance sheet aggregates the balance sheet of IIOT-OXYS, Inc., a Nevada corporation (the “Company”) as of December 31, 2017 and the balance sheet of HereLab, Inc., a Delaware corporation (“HereLab”) as of December 31, 2017 accounting for the transaction as an acquisition with the issuance of an aggregate of 1,650,000 shares of common stock of the Company to the shareholders of HereLab in exchange for all of the outstanding common shares of HereLab, giving effect to the transaction, as if the transaction had occurred as of the end of the period.

IIOT-OXYS, Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

For the Fiscal Year Ended December 31, 2017

9. SUBSEQUENT EVENTS (Continued)

The following unaudited pro forma condensed combined statement of operations combines the results of operations of the Company for the year ending December 31, 2017 and the results of operations of HereLab for the period from inception (February 27, 2017) to December 31, 2017 as if the transaction had occurred at the beginning of the periods.

The pro forma condensed combined financial statements should be read in conjunction with the separate financial statements and related notes thereto of the Company and HereLab. These pro forma financial statements are not necessarily indicative of the combined financial position, had the acquisition occurred at the end of the periods indicated above, or the combined results of operations which might have existed for the periods indicated or the results of operations as they may be in the future.

IIOT-OXYS, INC.

AND HERELAB, INC.

PRO FORMA CONDENSED COMBINED BALANCE SHEET

[Unaudited]

December 31, 2017

ASSETS

	IIOT-OXYS,	HereLab,
	Inc.	Inc.	Pro Forma
	12/31/2017	12/31/2017	Increase		Pro Forma
	[Company]	[HereLab]	(Decrease)		Combined
ASSETS:
Cash	$60,863	$119	$–		$60,982
Cash in Escrow	1,782	–	–		1,782
Accounts Receivable	39,800	3,000	–		42,800
Prepaid Insurance	14,778	–	–		14,778
Licensing Agreement	1,000	–	–		1,000
			1,650	[A]
Investment in Subsidiary	–	–	(1,650)	[B]	–
Total Assets	$118,223	$3,119	$–		$121,342

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Accounts Payable	$38,357	$–	$–		$38,357
Credit Card Payable	203	–	–		203
Due to Stockholders	1,000	–	–		1,000
Income Tax Payable	–	3,332	–		3,332
Total Liabilities	39,560	3,332			42,892
STOCKHOLDERS’ EQUITY (DEFICIT):
			1,650	[A]
Common stock	38,983	33	(33)	[B]	40,633
Additional paid in capital	1,579,401	2,673	(4,536)	[B]	1,577,538
Accumulated Deficit	(1,539,721)	(2,919)	2,919	[B]	(1,539,721)
Total Stockholders’ Equity (Deficit)	78,663	(213)	–		78,450
	$118,223	$3,119	$–		$121,342

See Notes To Unaudited Pro Forma Condensed Financial Statements.

IIOT-OXYS, Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

For the Fiscal Year Ended December 31, 2017

9. SUBSEQUENT EVENTS (Continued)

IIOT-OXYS, INC.

AND HERELAB, INC.

PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

[Unaudited]

	IIOT- OXYS Inc. For the Year Ended	HereLab, Inc. For the Period Since Inception (February 27, 2017)	Pro Forma
	12/31/2017	to 12-31-2017	Increase		Pro Forma
	[Company]	[HereLab]	(Decrease)		Combined

REVENUE	$39,800	$27,759	$(17,304)	[C]	$50,255

COST OF SALES	47,887	–	–		47,887

GROSS (LOSS) PROFIT	(8,087)	27,759	(17,304)		2,368

EXPENSES:
Selling, General and Administrative	106,467	13,609	–		120,076
Professional fees	1,416,527	–	(17,304)	[C]	1,399,223

Total Expenses	1,522,996	13,609	(17,304)		1,519,301

(LOSS) INCOME FROM OPERATIONS	(1,531,083)	14,150	–		(1,516,933)

OTHER INCOME (EXPENSE)
Interest expense	(12)	–	–		(12)

Total Other Income (Expense)	(12)	–	–		(12)

INCOME (LOSS) FROM OPERATIONS BEFORE TAXES	(1,531,095)	14,150	–		(1,516,945)

INCOME TAX EXPENSE	–	(3,332)	–		(3,332)

NET (LOSS) INCOME FROM
CONTINUING OPERATIONS	(1,531,095)	10,818	–		(1,520,277)
DISCONTINUED OPERATIONS	–	–	–		–
NET (LOSS) INCOME	$(1,531,095)	$10,818	$–		$(1,520,277)

BASIC NET (LOSS) PER COMMON SHARE (Note 4)					$(0.07)

See Notes To Unaudited Pro Forma Condensed Financial Statements.

IIOT-OXYS, Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

For the Fiscal Year Ended December 31, 2017

9. SUBSEQUENT EVENTS (Continued)

IIOT-OXYS, INC.

AND HERELAB, INC.

Notes to Unaudited Proforma Financial Statements

[A]	To record the issuance of 1,650,000 shares of common stock pursuant to the Securities Exchange Agreement.

[B]	To eliminate the common stock accounts and the prior retained earnings of HereLab, Inc.

[C]	To eliminate the sales and expenses incurred between the Company and Herelab, Inc. during the fiscal year.

