Form 10-Q
period 2018-03-31
IIOT-OXYS, Inc.
filed 2018-05-21
CIK 1290658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐      No ☒

The number of shares outstanding of the registrant’s common stock on May 21, 2018, was 40,633,328.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Balance Sheets

As of March 31, 2018 and December 31, 2017

	As of March 31, 2018 (unaudited)	As of December 31, 2017

Assets
Current Assets
Cash and Cash Equivalents	$381,182	$60,863
Cash - Escrow	–	1,782
Accounts Receivable, net	3,001	39,800
Unbilled Receivable	7,380	–
Prepaid Expense	25,456	14,778
Inventory	828	–
Total Current Assets	417,847	117,223

Other Assets
Other Asset - Licensing Agreement	–	1,000
Total Other Assets	–	1,000

Total Assets	$417,847	$118,223

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	27,153	38,357
Credit Card Payable	78	203
Accrued Liabilities	6,767	–
Deferred Revenue	13,648	–
Income Tax Payable	3,332	–
Due to Stockholder	1,000	1,000
Total Current Liabilities	51,978	39,560

Long-Term Liabilities
Note Payable, net of discount	46,575	–
Total Long-Term Liabilities	46,575	–

Total Liabilities	98,553	39,560

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock $0.001 par value, 10,000,000 shares authorized; 0 issued and outstanding at March 31, 2018 and December 31, 2017	–	–
Common stock $0.001 par value, 190,000,000 shares authorized; 40,633,327 issued and outstanding at March 31, 2018; 38,983,327 shares issued and outstanding at December 31, 2017	40,633	38,983
Additional Paid in Capital	2,078,215	1,579,401
Accumulated Deficit	(1,799,554)	(1,539,721)

Total Stockholders' Equity (Deficit)	319,294	78,663
Total Liabilities and Stockholders' Equity	$417,847	$118,223

See accompanying notes to unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Operations

For the three months ended March 31, 2018 and 2017

(unaudited)

	For the three months ended March 31,
	2018	2017
Revenues
Sales	$13,650	$–
Cost of Sales	8,750	–
Gross Profit	4,900	–

Expenses
Demo Parts	230	–
Bank Service Charges	266	80
Office Expenses	7,459	828
Organization costs	8,220	2,275
Insurance	5,708	–
Professional	142,994	26,820
Travel	2,342	1,729
Patent License Fee	41,076	–
Total Expenses	208,295	31,732

Other Income (Expenses)
Interest Expense	(56,438)	–
Total Other Income (Expense)	(56,438)	–

Net (Loss) Before Income Taxes	(259,833)	(31,732)

Income Tax Benefit (Expense)	–	–

Net (Loss)	$(259,833)	$(31,732)

Loss per Common Share	$(0.0067)	$(0.0009)

Weighted Average Number of Shares Outstanding - Basic and Diluted	38,983,327	34,213,091

See accompanying notes to unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended March 31, 2018 and 2017

(unaudited)

	For the three months ended March 31,
	2018	2017

Cash Flows from Operating Activities:
Net (Loss)	$(259,833)	$(31,732)

Adjustments to reconcile net loss to net cash (used) by operating activities:
Non-Cash Acquisition of Net Assets	(332)	–
Non-Cash Amortization of Discount on Note Payable	46,575	–

Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts Receivable	36,799	–
Unbilled Receivable	(7,380)	–
Inventory	(828)	(1,338)
Prepaid Expense	(10,678)	–
Escrow	1,782	(11,700)
Licensing Agreement	1,000	–
Increase (Decrease) in:
Accounts Payable	(11,204)	2,296
Credit Card Payable	(125)	–
Accrued Liabilities	6,767	–
Deferred Revenue	13,648	–
Income Tax Payable	3,332	–
Due to Stockholder	–	–
Net Cash (Used) by Operating Activities	(180,477)	(42,474)

Cash Flows from Investing Activities:
Subsidiary Cash Obtained in Acquisition	119	–
Net Cash (Used) by Investing Activities	119	–

Cash Flows from Financing Activities:
Cash Paid Related to Securities Exchange Agreement	–	(7,108)
Change in Owner's Investment, net	677	–
Cash Received from Convertible Note Payable	500,000	–
Issuance of Common Stock, Net of Costs	–	141,500
Net Cash Provided by Financing Activities	500,677	134,392

Net (Decrease) Increase in Cash and Cash Equivalents	320,319	91,918

Cash and Cash Equivalents at Beginning of Period	60,863	481,841

Cash and Cash Equivalents at End of Period	381,182	$573,759

Supplemental Information:
Interest paid during the period	9,863	$–
Taxes paid during the period	–	$–

Supplemental Schedule of Noncash Investing and Financing Activities:
Shares issued in acquisition of subsidiary valued at $1,650

See accompanying notes to unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

1. NATURE OF OPERATIONS

On July 28, 2017, IIOT-OXYS, Inc., a Nevada corporation (the “Company”) (previously known as Gotham Capital Holdings, Inc.), the Company executed and closed the Securities Exchange Agreement dated effective March 16, 2017, between the Company, OXYS Corporation, a Nevada corporation (“OXYS”), and the shareholders of OXYS and changed its name to “IIOT-OXYS, Inc.” As a result of the Closing, the Company issued 34,687,244 shares on a pro rata basis to the shareholders of OXYS, and OXYS became a wholly owned subsidiary of the Company. In addition, the Company cancelled 1,500,000 outstanding shares held by principal shareholders of the Company, which resulted in a total of 38,453,328 shares issued and outstanding upon completion of the Closing.

On December 14, 2017, the Company entered into a Securities Exchange Agreement dated December 14, 2017, between the Company, OXYS, and HereLab, Inc., a Delaware corporation (“HereLab”), and the shareholders of HereLab. Upon completion of the closing of the Exchange Agreement, on January 11, 2018, the Company issued an aggregate of 1,650,000 shares of its common stock on a pro rata basis to the two shareholders of HereLab and HereLab became a wholly-owned subsidiary of the Company.

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

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2017.

Principles of Consolidation

The consolidated financial statements for March 31, 2018 include the accounts of IIOT-OXYS, Inc., OXYS Corporation, and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements for fiscal year 2017 include the accounts of IIOT-OXYS, Inc., and OXYS Corporation. All significant intercompany balances and transactions have been eliminated.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. The allowance for doubtful accounts at March 31, 2018 and December 31, 2017 was $0, respectively.

Revenue Recognition

The Company’s revenue is derived primarily from providing services under contractual agreements. The Company recognizes revenue in accordance with ASC Topic No. 606 based on the following criteria:

•	Identification of a contract or contracts, with a customer.
•	Identification of the performance obligations in the contract.
•	Determination of contract price.
•	Allocation of transaction price to the performance obligation.
•	Recognition of revenue when, or as, performance obligation is satisfied.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments - The Company accounts for fair value measurements in accordance with accounting standard ASC 820-10-50, Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

IIOT-OXYS, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company adopted the provisions of FASB ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10-25 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company's tax returns are subject to tax examinations by U.S. federal and state authorities until respective statute of limitation. Currently, the 2016 tax year is open and subject to examination by taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities. The Company does not have any accruals for uncertain tax positions at March 31, 2018 and December 31, 2017. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Risk

Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents and cash-escrow, which are generally not collateralized. The Company’s policy is to place its cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC), up to $250,000. At March 31, 2018 and December 31, 2017, the Company had approximately $138,540 and $0 in excess of the FDIC insurance limit, respectively.

Inventory

Inventory consists primarily of demo equipment and is recorded at the lower of cost (first-in, first out method) or market.

Convertible Debt

Convertible debt is accounted for under FASB ASC 470, Debt – Debt with Conversion and Other Options. The registrant records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued and records the relative fair value of any warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to the warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to additional paid-in capital.  The registrant calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing stock options.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Under these guidelines, the registrant allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis.  The allocated fair value of the BCF and warrants are recorded as a debt discount and is accreted over the expected term of the convertible debt as interest expense.

The registrant accounts for modifications of its embedded conversion features in accordance with the ASC which requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment.

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share under ASC 260-10, Earnings Per Share, which requires a dual presentation of basic and diluted earnings or loss per share. Basic earnings or loss per share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the years ended December 31, 2017 and 2016, and the outstanding stock warrants are anti-dilutive.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company was only recently formed, has incurred continuing operating losses and has an accumulated deficit of $1,799,554 and $1,539,721 at March 31, 2018 and December 31, 2017, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations for the next twelve months by generating revenues and through additional borrowings as needed. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3. RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2016-02

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

IIOT-OXYS, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

3. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

ASU 2017-11

In July 2017, ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.

When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.

For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted including adoption in an interim period. On January 1, 2018, the Company early adopted ASU 2017-11. See Note 7 for the effect early implementation had on 384,615 warrants issued in conjunction with the $500,000 convertible note issuance. Since the Company did not have any of these type instruments in prior periods there is no effect of early implementation on prior periods.

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

4. COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement on August 1, 2017 which began on January 1, 2018 and will terminate on December 31, 2018. The Company shall pay the landlord monthly installments of $2,000 for a total lease payment of $16,000 remaining in 2018.

5. STOCKHOLDERS' EQUITY

Common Stock

The Company has authorized 190,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. At March 31, 2018 and December 31, 2017 the Company had 40,633,327 and 38,983,327 shares of common stock and no shares of preferred stock issued and outstanding, respectively.

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

IIOT-OXYS, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

5. STOCKHOLDERS' EQUITY (Continued)

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

On July 28, 2017, the Company executed and closed the Securities Exchange Agreement dated effective March 16, 2017, between the Company, OXYS, and the shareholders of OXYS and changed its name to “IIOT-OXYS, Inc.” As a result of the closing, the Company issued 34,687,244 shares on a pro rata basis to the shareholders of OXYS, and OXYS became a wholly owned subsidiary of the Company. In addition, the Company cancelled 1,500,000 outstanding shares held by principal shareholders of the Company, which resulted in a total of 38,453,328 shares issued and outstanding upon completion of the Closing.

On December 14, 2017, the Company entered into a Securities Exchange Agreement dated December 14, 2017, between the Company, OXYS, and HereLab, Inc., a Delaware corporation (“HereLab”), and the shareholders of HereLab. Upon completion of the closing of the Exchange Agreement on January 11, 2018, the Company issued an aggregate of 1,650,000 shares of its common stock on a pro rata basis to the two shareholders of HereLab and HereLab became a wholly-owned subsidiary of the Company.

6. EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic per share computation for the three months ended March 31, 2018 and 2017, respectively.

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Net Loss	$(259,833)	$(31,732)

Weighted average share outstanding basic	38,983,327	34,213,091

Basic and diluted loss per share	$(0.0067)	$(0.0009)

IIOT-OXYS, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

7. CONVERTIBLE NOTE PAYABLE

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

The Notes are governed by a Securities Purchase Agreement (the “SPA”) and are secured by all of the assets of the Company pursuant to a Security and Pledge Agreement. In addition to the issuance of the Notes in the Offering, the Company’s Board of Directors approved, as part of the Offering, the issuance of warrants to purchase one share of the Company’s Common Stock for 50% of the number of shares of Common Stock issuable upon conversion of each Note (the “Warrants”). Each Warrant is immediately exercisable at $0.75 per share, contains certain anti-dilution down-round features and expires on January 15, 2023. If the Company ever defaults on the loan the Warrants to be issued will increase from 50% of the number of shares of Common Stock issuable upon conversion to 100%.

On January 22, 2018, the Company entered into a SPA and Security and Pledge Agreement with its first investor in the Offering and issued a Note to the investor in the principal amount of $500,000. Subscription funds were received by the Company from the investor on February 7, 2018. In addition to the Note, the Company issued to the investor 384,615 Warrants. The Warrants are considered equity instruments based on the Company’s early adoption of ASU 2017-11.

The proceeds received upon issuing the Note and Warrants were allocated to each instrument on a relative fair value basis. The initial fair value of the Warrants was $838,404 determined using the Black-Scholes valuation model with the following assumptions: expected term of 2.5 years; risk free interest rate of 2.1%; and volatility of 142%. The effective conversion rate resulted in a Beneficial Conversion Feature greater than the proceeds received. Thus, the discount is limited to the proceeds received of $500,000 and is amortized to interest expense using the effective interest method over the term of the Note.

For the three months ended March 31, 2018 and 2017, interest expense paid to the investor amounted to $9,863 and $0, respectively. The Company also amortized to interest expense $46,575 from the amortization of the discount. The unpaid principal balance of the Note is $500,000 at March 31, 2018 and the remaining unamortized discount is $453,425.

8. RELATED PARTIES

At March 31, 2018 and December 31, 2017 the amount due to stockholders was $1,000. The balance is payable to two stockholders related to opening bank balances.

In August 2017 the Company entered into a lease agreement with a stockholder of the Company and paid monthly installments of $2,000 between August and December 2017. For the three months ended March 31, 2018 and 2017, rent expense paid to the stockholder amounted to $6,000 and $0, respectively.

The Company entered into a verbal arrangement with a company controlled by a shareholder to provide administrative services. Total payments to the related party for administrative services amounted to approximately $21,000 and $0, for the three months ended March 31, 2018 and 2017, respectively.

For the three months ended March 31, 2018 and 2017, professional expense paid to directors and officers of the Company amounted to $43,000 and $0, respectively. For the three months ended March 31, 2018 and 2017, travel expense reimbursed to directors and officers of the Company amounted to approximately $0 and $1,300, respectively.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are the following items to disclose:

On May 2, 2018, the Board of Directors of IIOT-OXYS, Inc., (the “Company”), through unanimous written consent, approved a Consulting Agreement with Antony Coufal dated April 23, 2018. Pursuant to the Agreement, Mr. Coufal was appointed as Chief Technology Officer of the Company effective as of April 23, 2018. The Consulting Agreement will terminate upon the completion of the services to be provided by Mr. Coufal pursuant to the Consulting Agreement, subject to earlier termination (30 days’ written notice to be provided by either party). For the first three months of the Consulting Agreement, the Company shall pay to Mr. Coufal a monthly consulting fee of $3,600, which will rise to $6,300 per month after the first three months. In addition, Mr. Coufal will be eligible to participate in the Company’s 2018 Stock Incentive Plan and receive 200,000 of shares of Common Stock in 2018, 400,000 shares of Common Stock in 2019, and 600,000 shares of Common Stock in 2020, subject to coming to a mutually-agreed upon vesting schedule to be determined at a later date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, and our interim financial statements and accompanying notes to these financial statements. All amounts are in U.S. dollars.

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

General Overview

IIOT-OXYS, Inc., a Nevada corporation (the “Company”), and OXYS, were originally established for the purposes of designing, building, testing, and selling Edge Computing systems for the Industrial Internet. Both companies were, and presently are, early stage technology startups that are largely pre-revenue in their development phase. HereLab is also an early-stage technology development company. The Company received its first revenues in the last quarter of 2017, and expects considerable revenue due to its business development pipeline for 2018 including first 2018 revenues, which were mostly realized in the first quarter of 2018.

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

Liquidity and Capital Resources

At March 31, 2018, the Company had a cash balance of $381,182, which represents a $320,319 increase from the $60,863 balance at December 31, 2017. This increase was primarily the result of cash provided by the issuance of a convertible note in the amount of $500,000 offset by cash used to satisfy the requirements of a reporting company and due to acceleration in product development activities. The Company’s working capital at March 31, 2018 was $365,869, as compared to a December 31, 2017 working capital of $77,663.

For the three months ended March 31, 2018, we incurred a net loss of $259,833. Net cash used in operating activities was $180,477 for the three months ended March 31, 2018.

For the three months ended March 31, 2017, we incurred a net loss of $31,732. Net cash used by operating activities was $42,474 for the three months ended March 31, 2017.

For the three months ended March 31, 2018, investing activities consisted of $119 of cash primarily received in conjunction with the acquisition of a subsidiary. During the same period, financing activities consisted of cash received totaling $500,677 from an infusion of owner’s capital and proceeds from a convertible note payable.

For the three months ended March 31, 2017, investing activities consisted of $0. During the same period, financing activities consisted of cash received totaling $134,392 primarily related to issuance of common stock net of costs.

The Company presently owns no real property and at this time has no intention of acquiring any such property. The Company’s expenses are associated with professional fees as well as product development expenses and activities.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses from operations of $259,833 for the three months ended March 31, 2018, and $31,732 for the three months ended March 31, 2017 and has an accumulated deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms. At our current rate of expenditure, we anticipate being able to maintain current operations for five months; however, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of equity securities. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations..

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

Results of Operations for the Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

For the three months ended March 31, 2018, we earned revenues of $13,650 and incurred related cost of sales of $8,750. We incurred professional fees of $142,994 and other general and administrative expenses of $65,301. As a result, we incurred a net loss of $259,833 for the three months ended March 31, 2018.

Comparatively, for the three months ended March 31, 2017, we did not earn any revenues. We incurred professional fees of $26,820 other general and administrative expenses of $4,912 As a result, we incurred a net loss of $31,732 for the three months ended March 31, 2017.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Nevan Hanumara, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Hanumara, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2018. Based on his evaluation, Mr. Hanumara concluded that, due to a material weakness in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2017, our disclosure controls and procedures were not effective as of March 31, 2018.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1	Section 1350 Certification of Principal Executive and Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IIOT-OXYS, Inc.

Date: May 21, 2018	By	/s/ Nevan C. Hanumara
Nevan C. Hanumara, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

