Form 10-Q
period 2018-06-30
IIOT-OXYS, Inc.
filed 2018-08-14
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on August 14, 2018, was 40,636,328.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2018 and December 31, 2017

	As of June 30, 2018 (unaudited)	As of December 31, 2017

Assets
Current Assets
Cash and Cash Equivalents	$251,453	$60,863
Cash - Escrow	–	1,782
Accounts Receivable, net	6,080	39,800
Prepaid Expense	4,540	14,778
Inventory	11,580	–
Total Current Assets	273,653	117,223

Other Assets
Other Asset - Licensing Agreement	–	1,000
Total Other Assets	–	1,000

Total Assets	$273,653	$118,223

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	55,029	38,357
Credit Card Payable	5,790	203
Accrued Liabilities	210,812	–
Income Tax Payable	3,332	–
Due to Stockholder	1,000	1,000
Total Current Liabilities	275,963	39,560

Long-Term Liabilities
Note Payable, net	108,904	–
Total Long-Term Liabilities	108,904	–

Total Liabilities	384,867	39,560

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock $0.001 par value, 10,000,000 shares authorized; 0 issued and outstanding at June 30, 2018 and December 31, 2017	–	–
Common stock $0.001 par value, 190,000,000 shares authorized; 40,633,327 issued and outstanding at June 30, 2018; 38,983,327 shares issued and outstanding at December 31, 2017	40,633	38,983
Additional Paid in Capital	2,077,538	1,579,401
Accumulated Deficit	(2,229,385)	(1,539,721)

Total Stockholders' (Deficit) Equity	(111,214)	78,663
Total Liabilities and Stockholders' Equity	$273,653	$118,223

See accompanying notes to unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Operations

For the three and six months ended June 30, 2018 and 2017

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenues
Sales	$50,522	$–	$64,172	$–
Cost of Sales	23,035	–	31,785	–
Gross Profit	27,487	–	32,387	–

Expenses
Demo Parts	707	–	936	–
Bank Service Charges	93	110	359	190
Office Expenses	8,184	1,361	15,643	2,189
Organization costs	4,367	1,460	12,587	3,735
Insurance	5,772	–	11,480	–
Professional	357,919	113,999	500,913	140,819
Travel	1,674	6,326	4,016	8,055
Patent License Fee	–	–	41,076	–
Total Expenses	378,716	123,256	587,010	154,988

Other Income (Expenses)
Interest Expense	(78,603)	(12)	(135,041)	(12)
Total Other Income (Expense)	(78,603)	(12)	(135,041)	(12)

Net (Loss) Before Income Taxes	(429,832)	(123,268)	(689,664)	(155,000)

Income Tax Benefit (Expense)	–	–	–	–

Net (Loss)	$(429,832)	$(123,268)	$(689,664)	$(155,000)

Loss per Common Share	$(0.0106)	$(0.0036)	$(0.0170)	$(0.0045)

Weighted Average Number of Shares Outstanding - Basic and Diluted	40,633,327	34,687,243	40,569,515	34,451,477

See accompanying notes to unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the six months ended June 30, 2018 and 2017

(unaudited)

	For the six months ended June 30,
	2018	2017

Cash Flows from Operating Activities:
Net (Loss)	$(689,664)	$(155,000)

Adjustments to reconcile net loss to net cash (used) by operating activities:

Non-Cash Acquisition of Net Assets	(332)	–
Non-Cash Amortization of Discount on Note Payable	108,904	–

Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts Receivable	33,720	–
Inventory	(11,580)	(13,625)
Prepaid Expense	10,238	–
Escrow	1,782	13,300
Licensing Agreement	1,000	–
Increase (Decrease) in:
Accounts Payable	16,672	70,079
Credit Card Payable	5,587	2,702
Accrued Liabilities	210,812	–
Income Tax Payable	3,332	–
Other Liability	–	1,000
Net Cash (Used) by Operating Activities	(309,529)	(81,544)

Cash Flows from Investing Activities:
Subsidiary Cash Obtained in Acquisition	119	–
Cash Paid in Conjunction with Licensing Agreement	–	(1,000)
Net Cash Provided (Used) by Investing Activities	119	(1,000)

Cash Flows from Financing Activities:
Cash Paid Related to Securities Exchange Agreement	–	(38,180)
Change in Owner's Investment, net	–	–
Cash Received from Convertible Note Payable	500,000	–
Issuance of Common Stock, Net of Costs	–	141,499
Net Cash Provided by Financing Activities	500,000	103,319

Net Increase in Cash and Cash Equivalents	190,590	20,775

Cash and Cash Equivalents at Beginning of Period	60,863	481,841

Cash and Cash Equivalents at End of Period	251,453	$502,616

Supplemental Information:

Interest paid during the period	135,041	$12
Taxes paid during the period	–	$–

Supplemental Schedule of Noncash Investing and Financing Activities:

Shares issued in acquisition of subsidiary valued at $1,650

See accompanying notes to unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

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

Principles of Consolidation

The consolidated financial statements for June 30, 2018 include the accounts of IIOT-OXYS, Inc., OXYS Corporation, and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements for fiscal year 2017 include the accounts of IIOT-OXYS, Inc., and OXYS Corporation. All significant intercompany balances and transactions have been eliminated.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. The allowance for doubtful accounts at June 30, 2018 and December 31, 2017 was $0, respectively.

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

The Company adopted the provisions of FASB ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10-25 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company's tax returns are subject to tax examinations by U.S. federal and state authorities until respective statute of limitation. Currently, the 2016 tax year is open and subject to examination by taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities. The Company does not have any accruals for uncertain tax positions at June 30, 2018 and December 31, 2017. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Risk

Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents and cash-escrow, which are generally not collateralized. The Company’s policy is to place its cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC), up to $250,000. At June 30, 2018 and December 31, 2017, the Company had approximately $0 and $0 in excess of the FDIC insurance limit, respectively.

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

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share under ASC 260-10, Earnings Per Share, which requires a dual presentation of basic and diluted earnings or loss per share. Basic earnings or loss per share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the three and six months ended June 30, 2018 and 2017, and the outstanding stock warrants are anti-dilutive.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company was only recently formed, has incurred continuing operating losses and has an accumulated deficit of $2,229,385 and $1,539,721 at June 30, 2018 and December 31, 2017, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

ASU 2017-11

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.

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

4. COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement on August 1, 2017 which began on January 1, 2018 and will terminate on December 31, 2018. The Company shall pay the landlord monthly installments of $2,000 for a total lease payment of $12,000 remaining in 2018.

The Company entered into consulting agreements with two directors of the Company throughout the current period which include commitments to issue shares of the Company’s Common Stock from the Company’s Stock Incentive Plan. According to the agreements the Company shall issue 400,000 shares of Common Stock in 2018, 700,000 shares of Common Stock in 2019, and 1,100,000 shares of Common Stock in 2020. As of June 30, 2018 no shares of Common Stock have been issued to these two individuals and the Company has accrued $209,524 in shares payable in conjunction with these two agreements.

5. STOCKHOLDERS' EQUITY

Common Stock

The Company has authorized 190,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. At June 30, 2018 and December 31, 2017 the Company had 40,633,327 and 38,983,327 shares of common stock and no shares of preferred stock issued and outstanding, respectively.

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

On December 14, 2017, the Company entered into a Securities Exchange Agreement dated December 14, 2017, between the Company, OXYS, and HereLab, and the shareholders of HereLab. Upon completion of the closing of the Exchange Agreement on January 11, 2018, the Company issued an aggregate of 1,650,000 shares of its common stock on a pro rata basis to the two shareholders of HereLab and HereLab became a wholly-owned subsidiary of the Company.

6. EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic per share computation:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net Loss	$(429,832)	$(123,268)	$(689,664)	$(155,000)

Weighted average share outstanding basic	40,633,327	34,687,243	40,569,515	34,451,477

Basic and diluted loss per share	$(0.0106)	$(0.0036)	$(0.0170)	$(0.0045)

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

For the three months ended June 30, 2018 and 2017, interest expense paid to the investor amounted to $16,274 and $0, respectively. For the three months ended June 30, 2018 the Company also amortized to interest expense $62,329 from the amortization of the discount.

For the six months ended June 30, 2018 and 2017, interest expense paid to the investor amounted to $26,137 and $0, respectively. The Company also amortized to interest expense $108,904 from the amortization of the discount.

The unpaid principal balance of the Note is $500,000 at June 30, 2018 and the remaining unamortized discount is $391,096.

8. RELATED PARTIES

At June 30, 2018 and December 31, 2017 the amount due to stockholders was $1,000. The balance is payable to two stockholders related to opening bank balances.

At June 30, 2018 and December 31, 2017 an account payable due to an officer was $1,185 and $0, respectively. The balance is related to reimbursable expenses that were incurred throughout the quarter.

In August 2017 the Company entered into a lease agreement with a stockholder of the Company and paid monthly installments of $2,000 between August and December 2017. For the three months ended June 30, 2018 and 2017, rent expense paid to the stockholder amounted to $6,000 and $0, respectively. For the six months ended June 30, 2018 and 2017, rent expense paid to the stockholder amounted to $12,000 and $0, respectively.

The Company entered into a verbal arrangement with a company controlled by a shareholder to provide administrative services. Total payments to the related party for administrative services amounted to approximately $5,000 and approximately $2,500, for the three months ended June 30, 2018 and 2017, respectively.  Total payments to the related party for administrative services amounted to approximately $26,000 and approximately $2,500, for the six months ended June 30, 2018 and 2017, respectively.

For the three months ended June 30, 2018 and 2017, professional expense paid to directors and officers of the Company amounted to $38,300 and $5,000, respectively. For the three months ended June 30, 2018 and 2017, travel expense reimbursed to directors and officers of the Company amounted to approximately $1,500 and $6,300, respectively.

For the six months ended June 30, 2018 and 2017, professional expense paid to directors and officers of the Company amounted to $81,300 and $5,000, respectively. For the six months ended June 30, 2018 and 2017, travel expense reimbursed to directors and officers of the Company amounted to approximately $1,500 and $7,600, respectively.

9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined to disclose the following:

On July 1, 2018 the Company entered into a Consulting Agreement with an individual who will act as the Company’s Machine Learning Engineer. Pursuant to the agreement, the Consultant agreed to provide the consulting services in exchange for $10,000 per month. In addition, the Company committed to issuing shares to the consultant from the Company’s Stock Incentive Plan as follows: 50,000 shares in 2018, 70,000 shares of Common Stock in 2019, and 80,000 shares of Common Stock in 2020.

Also on July 1, 2018 the Company entered into a three month Consulting Agreement with an individual who will provide administrative services. Pursuant to the agreement, the Consultant agreed to provide consulting services to the Company in exchange for a flat fee of $12,000 and 9,000 shares of the Company’s Common Stock.

On December 1, 2017, the Company entered into a Consulting Agreement with Accelerated Healthcare Innovations LLC, a Massachusetts limited liability company owned by Clifford L. Emmons, the Company’s CEO, interim CFO, and director (the “Consultant”). Pursuant to the agreement, the Consultant agreed to provide business consulting services to the Company in exchange for a flat fee of $24,000 and the issuance of 30,000 shares of the Company’s Common Stock.

On July 31, 2018, the Company and the Consultant entered into Amendment No. 1 to Consulting Agreement which changed the fee from a flat fee to an hourly fee not to exceed $24,000 in the aggregate and also eliminated the obligation of the Company to issue to the Consultant any equity compensation pursuant to the agreement.

On March 1, 2018, the Company, entered into a Consulting Agreement with the Consultant. Pursuant to the agreement, the Consultant agreed to provide business consulting services to the Company in exchange for a flat fee of $48,000 and the issuance of 60,000 shares of the Company’s Common Stock.

On July 31, 2018, the Company and the Consultant entered into Amendment No. 1 to Consulting Agreement which changed the fee from a flat fee to an hourly fee not to exceed $48,000 in the aggregate and also eliminated the obligation of the Company to issue to the Consultant any equity compensation pursuant to the agreement.

On July 31, 2018, the Company and the Consultant entered into the Termination Agreement which terminated the Consulting Agreement, as amended, dated March 1, 2018.

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

General Overview

IIOT-OXYS, Inc., a Nevada corporation (the “Company”), and OXYS, were originally established for the purposes of designing, building, testing, and selling Edge Computing systems for the Industrial Internet. Both companies were, and presently are, early stage technology startups that are largely pre-revenue in their development phase. HereLab is also an early-stage technology development company. The Company received its first revenues in the last quarter of 2017 and expects considerable revenue due to its business development pipeline for 2018.

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

Liquidity and Capital Resources

At June 30, 2018, the Company had a cash balance of $251,453, which represents a $190,590 increase from the $60,863 balance at December 31, 2017. This increase was primarily the result of cash provided by the issuance of a convertible note in the amount of $500,000 offset by cash used to satisfy the requirements of a reporting company and due to acceleration in product development activities. The Company’s working capital at June 30, 2018 was $(2,310), as compared to a December 31, 2017 working capital of $77,663.

For the three months ended June 30, 2018, we incurred a net loss of $429,832.

For the three months ended June 30, 2017, we incurred a net loss of $123,268.

For the six months ended June 30, 2018, we incurred a net loss of $689,664. Net cash used in operating activities was $309,529 for the six months ended June 30, 2018.

For the six months ended June 30, 2017, we incurred a net loss of $155,000. Net cash used by operating activities was $81,544 for the six months ended June 30, 2017.

For the six months ended June 30, 2018, investing activities consisted of $119 of cash received in conjunction with the acquisition of a subsidiary. During the same period, financing activities consisted of cash received totaling $500,000 from proceeds from a convertible note payable.

For the six months ended June 30, 2017, investing activities consisted of $1,000 of cash paid in conjunction with a licensing agreement. During the same period, financing activities consisted of cash received totaling $103,319 primarily related to issuance of common stock net of costs.

The Company presently owns no real property and at this time has no intention of acquiring any such property. The Company’s expenses are associated with professional fees as well as product development expenses and activities.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses from operations of $429,832 and $123,268 for the three months ended June 30, 2018 and 2017, and losses from operations of $689,664 and $155,000 for the six months ended June 30, 2018 and 2017 and has an accumulated deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company but cannot assure that such financing will be available on acceptable terms. At our current rate of expenditure, we anticipate being able to maintain current operations for five months; however, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of equity securities. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.

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

Results of Operations for the Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

For the three months ended June 30, 2018, we earned revenues of $50,522 and incurred related cost of sales of $23,035. We incurred professional fees of $357,919, interest fees of $78,603 and other general and administrative expenses of $20,797. As a result, we incurred a net loss of $429,832 for the three months ended June 30, 2018.

Comparatively, for the three months ended June 30, 2017, we did not earn any revenues. We incurred professional fees of $113,999 other general and administrative expenses of $9,269. As a result, we incurred a net loss of $123,268 for the three months ended June 30, 2017.

During the current and prior period, the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Results of Operations for the Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

For the six months ended June 30, 2018, we earned revenues of $64,172 and incurred related cost of sales of $31,785. We incurred professional fees of $500,913, interest fees of $135,041 and other general and administrative expenses of $86,097. As a result, we incurred a net loss of $689,664 for the six months ended June 30, 2018.

Comparatively, for the six months ended June 30, 2017, we did not earn any revenues. We incurred professional fees of $140,819 and other general and administrative expenses of $14,181. As a result, we incurred a net loss of $155,000 for the six months ended June 30, 2017.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Clifford L. Emmons, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Emmons, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2018. Based on his evaluation, Mr. Emmons concluded that, due to a material weakness in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2017, our disclosure controls and procedures were not effective as of June 30, 2018.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IIOT-OXYS, Inc.

Date: August 14, 2018	By:	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

