Form 10-Q
period 2018-09-30
IIOT-OXYS, Inc.
filed 2018-11-09
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on November 7, 2018, was 40,633,328.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Balance Sheets

As of September 30, 2018 and December 31, 2017

	As of September 30, 2018 (unaudited)	As of December 31, 2017
Assets
Current Assets
Cash and Cash Equivalents	$117,346	$60,863
Cash - Escrow	–	1,782
Accounts Receivable, net	79,164	39,800
Prepaid Expense	6,607	14,778
Inventory	41,341	–
Total Current Assets	244,458	117,223

Other Assets
Other Asset - Licensing Agreement	–	1,000
Total Other Assets	–	1,000

Total Assets	$244,458	$118,223

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	168,874	38,357
Credit Card Payable	7,965	203
Accrued Liabilities	249,373	–
Income Tax Payable	–	–
Due to Stockholder	1,000	1,000
Total Current Liabilities	427,212	39,560

Long-Term Liabilities
Note Payable, net	171,918	–
Total Long-Term Liabilities	171,918	–

Total Liabilities	599,130	39,560

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock $0.001 par value, 10,000,000 shares authorized; 0 issued and outstanding at September 30, 2018 and December 31, 2017	–	–
Common stock $0.001 par value, 190,000,000 shares authorized; 40,633,327 issued and outstanding at September 30, 2018; 38,983,327 shares issued and outstanding at December 31, 2017	40,633	38,983
Additional Paid in Capital	2,077,538	1,579,401
Accumulated Deficit	(2,472,843)	(1,539,721)

Total Stockholders' (Deficit) Equity	(354,672)	78,663
Total Liabilities and Stockholders' Equity	$244,458	$118,223

See accompanying notes to unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Operations

For the three and nine months ended September 30, 2018 and 2017

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenues
Sales	$98,387	$–	$162,559	$–
Cost of Sales	22,543	–	54,328	–
Gross Profit	75,844	–	108,231	–

Expenses
Demo Parts	–	–	936	–
Bank Service Charges	135	199	494	389
Office Expenses	9,488	7,613	25,131	9,802
Organization Costs	7,098	8,599	19,685	12,334
Insurance	5,978	2,537	17,458	2,537
Professional	175,033	154,741	675,946	295,560
Travel	3,850	4,081	7,866	12,136
Patent License Fee	39,582	–	80,658	–
Total Expenses	241,164	177,770	828,174	332,758

Other Income (Expenses)
Interest Expense	(78,137)	–	(213,178)	(12)
Total Other Income (Expense)	(78,137)	–	(213,178)	(12)

Net (Loss) Before Income Taxes	(243,457)	(177,770)	(933,121)	(332,770)

Income Tax Benefit (Expense)	–	–	–	–

Net (Loss)	$(243,457)	$(177,770)	$(933,121)	$(332,770)

Loss per Common Share	$(0.0060)	$(0.0063)	$(0.0230)	$(0.0255)

Weighted Average Number of Shares Outstanding - Basic and Diluted	40,633,327	28,352,862	40,591,019	13,046,244

See accompanying notes to unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2018 and 2017

(unaudited)

	For the nine months ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net (Loss)	$(933,121)	$(332,770)

Adjustments to reconcile net loss to net cash (used) by operating activities:

Non-Cash Acquisition of Net Assets	(332)	–
Non-Cash Amortization of Discount on Note Payable	171,917	–

Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts Receivable	(39,364)	–
Inventory	(41,341)	(39,569)
Prepaid Expense	8,171	(20,613)
Escrow	1,782	50,877
Licensing Agreement	1,000	–
Increase (Decrease) in:
Accounts Payable	130,517	38,315
Credit Card Payable	7,762	230
Accrued Liabilities	249,373	–
Income Tax Payable	–	–
Other Liability	–	–
Net Cash (Used) by Operating Activities	(443,636)	(303,530)

Cash Flows from Investing Activities:
Subsidiary Cash Obtained in Acquisition	119	–
Cash Paid in Conjunction with Licensing Agreement	–	(1,000)
Net Cash Provided (Used) by Investing Activities	119	(1,000)

Cash Flows from Financing Activities:
Cash Paid Related to Securities Exchange Agreement	–	–
Change in Owner's Investment, net	–	–
Cash Received from Convertible Note Payable	500,000	–
Issuance of Common Stock, Net of Costs	–	70,723
Net Cash Provided by Financing Activities	500,000	70,723

Net Increase (Decrease) in Cash and Cash Equivalents	56,483	(233,807)

Cash and Cash Equivalents at Beginning of Period	60,863	481,841

Cash and Cash Equivalents at End of Period	$117,346	$248,034

Supplemental Information:

Interest paid during the period	$213,178	$12
Taxes paid during the period	$–	$–

Supplemental Schedule of Noncash Investing and Financing Activities:

Shares issued in acquisition of subsidiary valued at $1,650

See accompanying notes to unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

1. NATURE OF OPERATIONS

On July 28, 2017, IIOT-OXYS, Inc., a Nevada corporation (the “Company”) (previously known as Gotham Capital Holdings, Inc.), executed and closed (the “Closing”) the Securities Exchange Agreement dated effective March 16, 2017, between the Company, OXYS Corporation, a Nevada corporation (“OXYS”), and the shareholders of OXYS and changed its name to “IIOT-OXYS, Inc.” As a result of the Closing, the Company issued 34,687,244 shares on a pro rata basis to the shareholders of OXYS, and OXYS became a wholly owned subsidiary of the Company. In addition, the Company cancelled 1,500,000 outstanding shares held by principal shareholders of the Company, which resulted in a total of 38,453,328 shares issued and outstanding upon completion of the Closing.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's financial statements are prepared on the accrual method of accounting. The accounting and reporting policies of the Company conform with generally accepted accounting principles (“GAAP”).

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

Principles of Consolidation

The consolidated financial statements for September 30, 2018 include the accounts of IIOT-OXYS, Inc., OXYS Corporation, and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements for fiscal year 2017 include the accounts of IIOT-OXYS, Inc., and OXYS Corporation. All significant intercompany balances and transactions have been eliminated.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. The allowance for doubtful accounts at September 30, 2018 and December 31, 2017 was $0, respectively.

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

The Company adopted the provisions of FASB ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10-25 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company's tax returns are subject to tax examinations by U.S. federal and state authorities until respective statute of limitation. Currently, the 2016 tax year is open and subject to examination by taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities. The Company does not have any accruals for uncertain tax positions at September 30, 2018 and December 31, 2017. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Risk

Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents and cash-escrow, which are generally not collateralized. The Company’s policy is to place its cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC), up to $250,000. At September 30, 2018 and December 31, 2017, the Company had approximately $0 and $0 in excess of the FDIC insurance limit, respectively.

Inventory

Inventory consists primarily of demo equipment and is recorded at the lower of cost (first-in, first out method) or market.

Convertible Debt

Convertible debt is accounted for under FASB ASC 470, Debt – Debt with Conversion and Other Options. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued and records the relative fair value of any warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to the warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to additional paid-in capital.  The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing stock options.

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

The Company accounts for modifications of its embedded conversion features in accordance with the ASC which requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment.

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share under ASC 260-10, Earnings Per Share, which requires a dual presentation of basic and diluted earnings or loss per share. Basic earnings or loss per share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the three and nine months ended September 30, 2018 and 2017, and the outstanding stock warrants are anti-dilutive.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company was only recently formed, has incurred continuing operating losses and has an accumulated deficit of $2,472,843 and $1,539,721 at September 30, 2018 and December 31, 2017, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations for the next 12 months by generating revenues and through additional borrowings and/or issuances of equity securities, as needed. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

4. COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement on August 1, 2017 which began on January 1, 2018 and will terminate on December 31, 2018. The Company shall pay the landlord monthly installments of $2,000 for a total lease payment of $6,000 remaining in 2018.

The Company entered into consulting agreements with one director, one executive officer, and one engineer of the Company throughout the prior period which include commitments to issue shares of the Company’s Common Stock from the Company’s Stock Incentive Plan. According to the agreement with the director, the shares vest in 2018. According to the agreements with the executive officer and engineer, the shares vest on the one-year anniversary of each agreement. In the event that either agreement is terminated by either party pursuant to the terms of the agreement, all unvested shares which have been earned shall vest on a pro-rata basis as of the effective date of the termination of the agreement and all unearned, unvested shares shall be terminated. One consulting agreement was terminated upon the resignation of the director on September 20, 2018 and, pursuant to a Settlement Agreement, 104,673 earned shares were vested. According to the remaining two agreements, shares are scheduled to vest in according to following schedule: 250,000 shares of Common Stock in 2019, 470,000 shares of Common Stock in 2020, and 680,000 shares of Common Stock in 2021. As of September 30, 2018, no shares of Common Stock have been issued to these three individuals and the Company has accrued $248,188 in shares payable in conjunction with these agreements.

5. STOCKHOLDERS' EQUITY

Common Stock

The Company has authorized 190,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. At September 30, 2018 and December 31, 2017 the Company had 40,633,327 and 38,983,327 shares of common stock and no shares of preferred stock issued and outstanding, respectively.

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

6. EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic per share computation:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Net Loss	$(243,457)	$(177,770)	$(933,121)	$(332,770)

Weighted average share outstanding basic	40,633,327	28,352,862	40,569,515	13,046,244

Basic and diluted loss per share	$(0.0060)	$(0.0063)	$(0.0230)	$(0.0255)

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

For the three months ended September 30, 2018 and 2017, interest expense paid to the investor amounted to $15,123 and $0, respectively. For the three months ended September 30, 2018 the Company also amortized to interest expense $63,014 from the amortization of the discount.

For the nine months ended September 30, 2018 and 2017, interest expense paid to the investor amounted to $41,260 and $0, respectively. The Company also amortized to interest expense $171,918 from the amortization of the discount.

The unpaid principal balance of the Note is $500,000 at September 30, 2018 and the remaining unamortized discount is $328,082.

8. RELATED PARTIES

At September 30, 2018 and December 31, 2017 the amount due to stockholders was $1,000. The balance is payable to two stockholders related to opening bank balances.

At September 30, 2018 and December 31, 2017 accounts payable due to two officers was $20,196 and $0, respectively. The majority of the balance is related to consulting expenses while the remainder is related to reimbursable expenses that were incurred throughout the quarter.

In August 2017 the Company entered into a lease agreement with a stockholder of the Company and paid monthly installments of $2,000 between August and December 2017. The Company entered into a second lease agreement which began on January 1, 2018 and will terminate on December 31, 2018. The Company shall pay the landlord monthly installments of $2,000. For the three months ended September 30, 2018 and 2017, rent expense paid to the stockholder amounted to $6,000 and $4,000, respectively. For the nine months ended September 30, 2018 and 2017, rent expense paid to the stockholder amounted to $18,000 and $4,000, respectively.

The Company entered into a verbal arrangement with a company controlled by a shareholder to provide administrative services. Total payments to the related party for administrative services amounted to $0 and approximately $7,500, for the three months ended September 30, 2018 and 2017, respectively.  Total payments to the related party for administrative services amounted to approximately $26,000 and approximately $10,000, for the nine months ended September 30, 2018 and 2017, respectively.

For the three months ended September 30, 2018 and 2017, professional expense paid to directors and officers of the Company amounted to $15,400 and $28,800, respectively. For the three months ended September 30, 2018 and 2017, travel expense reimbursed to directors and officers of the Company amounted to approximately $0.

For the nine months ended September 30, 2018 and 2017, professional expense paid to directors and officers of the Company amounted to $77,500 and $33,800, respectively. For the nine months ended September 30, 2018 and 2017, travel expense reimbursed to directors and officers of the Company amounted to approximately $1,500 and $7,600, respectively.

9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined to disclose the following:

On October 5, 2018 the Company entered into Amendment No. 1 to the Consulting Agreement with the Chief Operating Officer (“COO”). Pursuant to the amendment, the obligation of the Company to provide the COO with equity compensation was eliminated.

On October 9, 2018 the Company entered into Amendment No. 1 to the Consulting Agreement with the Chief Technology Officer (“CTO”). Pursuant to the amendment, the vesting schedule of the equity compensation awarded to the CTO was clarified and also provided for acceleration of vesting upon the occurrence of a “change in control”.

On October 9, 2018 the Company entered into Amendment No. 2 to the Consulting Agreement with a consultant. Pursuant to the amendment, accrued and unpaid compensation under the agreement was allowed to be either deferred or converted into shares of Common Stock of the Company.

On October 18, 2018 the Company entered into Amendment No. 3 to the Consulting Agreement with a consultant. Pursuant to the amendment, the vesting schedule of the equity compensation awarded to the engineer was clarified and also provided for acceleration of vesting upon the occurrence of a “change in control.”

On November 5, 2018, the Company entered into the Settlement Agreement with its former director pursuant to which it agreed to issue 104,673 shares of the Company’s Common Stock on January 1, 2019 as full settlement of the Company (and its subsidiaries’ obligations to the former director.

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

Liquidity and Capital Resources

At September 30, 2018, we had a cash balance of $117,346, which represents a $56,483 increase from the $60,863 balance at December 31, 2017. This increase was primarily the result of cash provided by the issuance of a convertible note in the amount of $500,000 offset by cash used to satisfy the requirements of a reporting company and due to acceleration in product development activities. Our working capital at September 30, 2018 was $(182,754), as compared to a December 31, 2017 working capital of $77,663.

For the three months ended September 30, 2018, we incurred a net loss of $243,457.

For the three months ended September 30, 2017, we incurred a net loss of $177,770.

For the nine months ended September 30, 2018, we incurred a net loss of $933,121. Net cash used in operating activities was $443,636 for the nine months ended September 30, 2018.

For the nine months ended September 30, 2017, we incurred a net loss of $332,770. Net cash used by operating activities was $303,530 for the nine months ended September 30, 2017.

For the nine months ended September 30, 2018, investing activities consisted of $119 of cash received in conjunction with the acquisition of a subsidiary. During the same period, financing activities consisted of cash received totaling $500,000 from proceeds from a convertible note payable.

For the nine months ended September 30, 2017, investing activities consisted of $1,000 of cash paid in conjunction with a licensing agreement. During the same period, financing activities consisted of cash received totaling $70,723 primarily related to issuance of common stock net of costs.

We presently own no real property and at this time has no intention of acquiring any such property. Our expenses are associated with professional fees as well as product development expenses and activities.

The accompanying financial statements have been prepared assuming we will continue as a going concern. As shown in the accompanying financial statements, we have incurred losses from operations of $243,457 and $177,770 for the three months ended September 30, 2018 and 2017, and losses from operations of $933,121 and $332,770 for the nine months ended September 30, 2018 and 2017 and has an accumulated deficiency which raises substantial doubt about our ability to continue as a going concern.

Management believes we will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain our operations until we can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for us but cannot assure that such financing will be available on acceptable terms. At our current rate of expenditure, we anticipate being able to maintain current operations for two months; however, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of equity securities. There is no assurance that we will be successful in raising this additional capital or in achieving profitable operations.

Our continuation as a going concern is dependent upon our ability to ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing, as may be required. Our auditors have included a going concern qualification in their auditors’ report dated April 17, 2018. Such a going concern qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results.

Results of Operations for the Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

For the three months ended September 30, 2018, we earned revenues of $98,387 and incurred related cost of sales of $22,543. We incurred professional fees of $175,033, interest fees of $78,137 and other general and administrative expenses of $66,131. As a result, we incurred a net loss of $243,457 for the three months ended September 30, 2018.

Comparatively, for the three months ended September 30, 2017, we did not earn any revenues. We incurred professional fees of $154,741 other general and administrative expenses of $23,029. As a result, we incurred a net loss of $177,770 for the three months ended September 30, 2017.

During the current and prior period, the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Results of Operations for the Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018, we earned revenues of $162,559 and incurred related cost of sales of $54,328. We incurred professional fees of $675,946, interest fees of $213,178 and other general and administrative expenses of $152,228 As a result, we incurred a net loss of $933,121 for the nine months ended September 30, 2018.

Comparatively, for the nine months ended September 30, 2017, we did not earn any revenues. We incurred professional fees of $295,560 and other general and administrative expenses of $37,198. As a result, we incurred a net loss of $332,770 for the nine months ended September 30, 2017.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Cliff L. Emmons, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Emmons, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2018. Based on his evaluation, Mr. Emmons concluded that, due to a material weakness in our internal control over financial reporting as described in our annual report on Form 10-K for the year ended December 31, 2017, our disclosure controls and procedures were not effective as of September 30, 2018.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1	Consulting Agreement dated July 1, 2018 with Karen McNemar
31.1	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1	Section 1350 Certification of Principal Executive and Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IIOT-OXYS, Inc.

Date: November 9, 2018	By:	/s/ Cliff L. Emmons
Cliff L. Emmons, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

