Form 10-K
period 2018-12-31
IIOT-OXYS, Inc.
filed 2019-04-16
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(1) Yes ☒ . No ☐  (2) Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

Yes ☐ . No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of its most recently completed second fiscal quarter based upon the price at which the common equity was last sold was $62,472,267.

As of April 16, 2019, there were 41,810,324 shares of the registrant’s Common Stock outstanding.

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

Factors that may cause differences between actual results and those contemplated by forward-looking statements include those discussed in “Risk Factors” and are not limited to the following:

•	general market and economic conditions;

•	our ability to maintain and grow our business with our current customers;

•	our ability to meet the volume and service requirements of our customers;

•	industry consolidation, including acquisitions by us or our competitors;

•	capacity utilization and the efficiency of manufacturing operations;

•	success in developing new products;

•	timing of our new product introductions;

•	new product introductions by competitors;

•	the ability of competitors to more fully leverage low cost geographies for manufacturing or distribution;

•	product pricing, including the impact of currency exchange rates;

•	effectiveness of sales and marketing resources and strategies;

•	adequate manufacturing capacity and supply of components and materials;

•	strategic relationships with our suppliers;

•	product quality and performance;

•	protection of our products and brand by effective use of intellectual property laws;

•	the financial strength of our competitors;

•	the outcome of any future litigation or commercial dispute;

•	barriers to entry imposed by competitors with significant market power in new markets;

•	government actions throughout the world; and
•	our ability to service secured debt, when due.

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

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to IIOT-OXYS, Inc., a Nevada corporation, and as applicable to its wholly owned subsidiaries, OXYS Corporation, a Nevada corporation, and HereLab, Inc., a Delaware corporation.

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

General Overview

IIOT-OXYS, Inc., a Nevada corporation (the “Company”), and OXYS, were originally established for the purposes of designing, building, testing, and selling Edge Computing systems for the Industrial Internet. Both companies were, and presently are, early stage technology startups that are largely pre-revenue in their development phase. HereLab is also an early-stage technology development company. The Company received its first revenues in the last quarter of 2017, continued to realize revenues during 2018, and expects to realize revenue growth in 2019 due to its business development pipeline.

We develop hardware, software and algorithms that monitor, measure and predict conditions for energy, structural, agricultural and medical applications. We use domain-specific Artificial Intelligence to solve industrial and environmental challenges. Our engineered solutions focus on common sense approaches to machine learning, algorithm development and hardware and software products.

Our customers have issues and they need improvements.  We design a system of hardware and software, assemble, install, monitor data and apply our algorithms to help provide the customer insights.

We use off the shelf components, with reconfigurable hardware architecture that adapts to a wide range of customer needs and applications.  We use open source software tools, while still creating proprietary content for customers, thereby reducing software development time and cost.  The software works with the hardware to collect data from the equipment or structure that is being monitored.

We focus on developing insights.  We develop algorithms that help our customers create insights from vast data streams.  The data collected is analyzed and reports are created for the customer.  From these insights, the customer can act to improve their process, product or structure.

OUR SOLUTIONS ACHIEVE TWO OBJECTIVES

ADD VALUE

•	We show clear path to improved asset reliability, machine uptime, machine utilization, energy consumption, and quality.
•	We provide advanced algorithms and insights as a service.

RISK MINIMIZATION

•	We use simple measurements requiring almost zero integration – minimally invasive.
•	We do not interfere with command and control of critical equipment.
•	We do not physically touch machine control networks – total isolation of networks.

HOW WE DO IT

Our location in Cambridge, Massachusetts is ideal since market-leading Biotech, Medtech, and Pharma multinational firms have offices or R&D centers in Cambridge or the Greater Boston area, which gives us easier access to potential sales which, in turn, lowers out cost of sales. Additionally, we continue to add value to structural health monitoring and smart manufacturing customers as well. We, therefore, have a range of opportunities as we continue to expand our customer base.

Our goal is to help Biotech, Pharma, and Medical Device companies realize the next wave of performance, productivity, and quality gains for their organizations, and become Industry 4.0 compliant.

We have a unique value proposition in a fast-growing worldwide multi-billion USD market, and have positioned with strategic partners for accelerated growth. We are therefore well-poised for rapid growth in 2019 and beyond, as we execute our plans and quickly acquire additional customers.

WHAT MARKETS WE SERVE

SMART MANUFACTURING

We help our customers maintain machine uptime and maximize operational efficiency. We also enable then to do energy monitoring, predictive maintenance that anticipates problems before they happen, and improve part and process quality.

BIOTECH, PHARMACEUTICAL, AND MEDICAL DEVICES

We are on the operations side, not the patient-facing side. In this market vertical, our customers must provide high-quality products that must also pass rigorous review by governing bodies such as the FDA. Here again, we focus on machine uptime, operational efficiency, and predictive maintenance to avoid unplanned downtime.

SMART INFRASTRUCTURE

For bridges and other civil infrastructure, local, state and federal agencies have limited resources. We help our clients prioritize how to spend limited funds by addressing those fixes which need to be made first.

OUR UNIQUE VALUE PROPOSITION

EDGE COMPUTING AS A COMPLIMENT TO CLOUD COMPUTING

Within the Internet of Things (“IoT”) and Industrial Internet of Things (“IIoT”), most companies right now are adopting an approach which sends all sensor data to the cloud for processing. We specialize in edge computing, where the data processing is done locally right where the data is collected. We also have advanced cloud-based algorithms that implement various machine learning and artificial intelligence algorithms.

ADVANCED ALGORITHMS

We have sought to differentiate from our competitors by developing advanced algorithms on our own and in collaboration with world-leading research institutions. These algorithms are an essential part of the edge computing strategy that convert raw data into actionable knowledge right where the data is collected without having to send the data to the cloud first.

RECONFIGURABLE HARDWARE AND SOFTWARE

Instead of focusing on creating tools, we use open source tools to create proprietary content.

SIGNIFICANT ACCOMPLISHMENTS IN 2018

A new management team was put into place in 2018. After the new team took over, the following significant accomplishments were achieved:

•	June 2018 --- Clifford Emmons appointed as CEO and interim CFO bringing decades of operational expertise in med device and a proven track record of revenue generation;
•	July 2018 --- machine learning engineer and other technical personnel added to our team;
•	August 2018 --- delivery of system to automotive customer;
•	September 2018 --- S-1 Registration Statement declared effective;
•	September 2018 --- appointment of Karen McNemar as our COO bringing significant operational experience from the medical device industry
•	October 2018 --- application of our technology to 3D printing of metal components;
•	October 2018 --- Master Service Agreement signed with key pharmaceutical customer;
•	October 2018 --- installation of equipment for automotive customer complete;
•	November 2018 --- additional work scope awarded on structural health monitoring system to enable remote operations off grid;
•	November 2018 --- additional work at automotive supplier leads to request for proposal to expand services into data analytics;
•	November 2018 --- successful delivery of first phase of work for large pharmaceutical client and work successfully executed onsite in Asia;
•	November 2018 --- joined the Industrial Internet Consortium, the premier International Industry Organization that is shaping the future course of the Industrial Internet;
•	November 2018 --- attended IIC Quarterly Meeting in Beijing, China and initiated discussions with strategic partner in Asia;
•	December 2018 --- asked to submit a second phase of proposed work under the Master Service Agreement with large pharmaceutical customer; and
•	December 2018 --- entered into discussions with three potential Biotech and Pharma customers with initial discussions on proposed activities underway.

As can be seen, we are making rapid progress towards our stated goal of becoming a leading supplier of Edge Computing, Machine Learning, and Algorithmic Insights.

SHARPENING THE 2019 FOCUS

In addition to the work we continue to do for structural health monitoring and industrial applications, we are committed to expanding our offerings and customer base in Biotech, Medtech, and Pharma. Our goal is to help Biotech, Pharma, and Medical Device companies' operations leaders realize the next wave of productivity & quality assurance gains for their organizations and become Industry 4.0 compliant[1]. Our edge computing open-source hardware and proprietary ML algorithms employ our Minimally-Invasive Load Monitoring (MILM) technology[2] to simply gather data and gain insights to monitor, scope, move from preventive to predictive maintenance, and even optimize development and manufacturing processes. We have a unique value proposition in a fast-growing worldwide multi-billion USD market, and have positioned ourselves with strategic partners for accelerated growth. We have already proven our ability to add value by signing agreements with major firms in this space, with the next three expected soon, and targeting our first ten by the end of 2019. Therefore, we have begun our next great phase of growth as a company to serve these needs at the intersection of Artificial Intelligence, Machine Learning, and Healthcare Operations and Production.

GAINING MOMENTUM ON THE FINANCIAL FRONT

We expect the first half of 2019 to be better in terms of revenue growth than the last half of 2018, and significant new contracts are expected in 2019 within our target market segments of Biotech, Pharma, and Medtech. We continue to expand our efforts in Industrial and structural health monitoring applications as well, thereby providing a diverse and well-balanced customer base but with significant focus areas as well. Overall, we expect 2019 year on year revenue to increase by a greater factor than 2018 year on year revenue, and we are committed to continuing this geometric progression of revenue growth into the future as we rapidly expand.

We are also pleased to announce that we have secured an interim funding in the amount of $55,000 from the CEO and two other founders, through Cambridge MedSpace LLC, a medical industry focused incubator located in Cambridge with deep connections to the Biotech, Pharma, and Medtech markets and investor networks. We will continue fundraising activities in 2019 that will enable the addition of increased technical and sales staff for expanded revenue growth and to increase our customer base.

TOWARDS A SUCCESSFUL 2019 AND BEYOND

We are poised for strong growth and performance in 2019. We are setting our sights on adding our next three customers, on our way to our first ten Biotech, Pharma & MedTech customers by year end, accelerating our business development efforts, starting and sustaining operations in Asia, and of course additional future fund raising activities to fuel and propel this significant growth. We are taking an aggressive approach of nurturing strong organic growth, identifying opportunities for growth through acquisition, and other joint ventures or mergers that could make sense for our business and add value for our shareholders. Some of the specific 2019 markets and opportunities we are pursuing include, but are not limited to:

•	A large aerospace client;
•	Up to ten additional customers in the Biotech, Medtech, and Pharma space;
•	Expanding our deployments in the monitoring of civil infrastructure; and
•	Expanding our deployments in the smart manufacturing arena for automotive.

1 Industry 4.0 is a name given to the current trend of automation and data exchange in manufacturing technologies. It includes cyber-physical systems, the Internet of things, cloud computing and cognitive computing. Industry 4.0 is commonly referred to as the fourth industrial revolution.

2 Minimally Invasive Load Monitoring (MILM) refers to the method and technique of using purely electrical signals to make inferences on the state of a machine tool, process, and some other physical system.  The underlying premise is that electro-mechanical systems, or cyber-physical systems, or electro-chemical systems, or any system that uses electrical power as its primary motive power, will have a linkage between physical states of the machine or the process and electrical transient or "signatures" which will be measurable on the electrical power lines which provide energy to aforementioned systems.  Therefore, by measuring, analyzing, understanding, and classifying these electrical transient, it is possible to make inferences on the state of the associated machine or process which is powered by those electrical line.  This allows for a very simple, minimally-invasive monitoring system that can be very useful in an industrial or production setting, or for many other applications that could benefit from such monitoring.

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

Although the present expenditures on marketing and sales have been modest (less than 10% of expenditures) they are expected to increase in 2019 and we expect to hire a business development manager after the next funding to coordinate and focus our marketing and sales efforts.

Competition

We have two principal sources of competition. The first comes from large companies such as IBM, GE, Amazon, Google, etc., who all have their efforts in IIoT. However, these large companies are cloud – computing centric and they are trying to move towards edge devices from their present position of being solely cloud computing based. We will be starting in edge computing from day one as opposed to force-fitting a cloud-based solution into the limited computational capability and storage space of an edge device. We believe our systems will be more computationally efficient as compared to a cloud-based solution which requires more computational resources. We also believe our systems will embody unique algorithms such as those we previously licensed and seek to license from such research institutions as the National Labs.

Most of the IIoT implementations involve data going from sensor to cloud. This involves sending vast amounts of data to the cloud and then processing the data there. This requires a large computational footprint (many processors) and a large memory requirement to store the data. From our actual experience and according to many technical experts in the field (see for example the discussion on edge data in “Structural Health Monitoring” A Machine Learning Perspective,” by C.R. Farrar and K. Worden, John Wiley and Sons, New York, 2013), a better approach is to use Edge Computing. Edge Computing takes the raw data, which could be MB or GB per second, and extracts features. Features are attributes of the signal that preserve the essential physics of the signal but reduce the data density by a very large amount (up to a factor of one million). After the feature extraction step, the data has a data rate of approximately 10KB or 100KB per second. Next comes the classification step, which further reduces data by classifying data into at least two bins: nominal behavior or off-nominal or abnormal behavior. For example, in monitoring a machine tool in a factory, if the machine tool is behaving normally, there is nothing to report and therefore no data needs to be sent or transferred anywhere. Only the abnormal condition data needs to be sent along with a description of the problem. This is what Edge Computing accomplishes and it accomplishes this right where the data is being collected using relatively small computational and memory resources (For example our systems have a 1GHz processor and one few GB of RAM plus up to 32 GB of storage – which is less computational power than the average smart phone.). so considering all of these technical aspects, we are able to assert that our Edge Computing process is more efficient in terms of computational power and memory as compared to a cloud-based solution, that it only sends along the information (not just data) that is really needed, and it can still interact with cloud based services to provide data sharing across different platforms.

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

Government Regulation

At present, we do not require any governmental approvals of any of our products or services.

Environmental Laws

At present, we are not regulated by any environmental laws.

Research and Development

Other than expenses for legal, accounting, audit, tax preparation, intellectual property (IP), and other overhead expenses such rent, most of our funds are spent on technology development, product development, and research and development. We are an emerging growth, early-stage, technology company and, as such, most of our expenditures are aimed at innovation and product development.

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

Intellectual Property

On February 5, 2018, we entered into a Non-Exclusive Patent License Agreement with MIT. The agreement, which was effective February 1, 2018, granted to us a royalty-bearing non-exclusive license under U.S. Patent Nos. 8344724 (“Non-Intrusive Monitoring of Power and Other Parameters” issued January 1, 2013), 14/263407 (“Non-Intrusive Monitoring” filed April 28, 2014), and Patent Cooperation Treaty Serial No. PCT/US2016/057165 (“Noncontact Power Sensing” filed October 14, 2016) during the term of the agreement. The term of the agreement was from the effective date until the expiration or abandonment of all issued patents and filed patent applications licensed pursuant to the agreement, unless terminated earlier in accordance with the agreement.

Under the agreement, we were required to make a first commercial sale of a “LICENSED PRODUCT” and/or a first commercial performance of a “LICENSED PROCESS,” as defined in the agreement, on or before September 30, 2018. We had negotiated revenue targets with MIT which would determine annual royalty payments. The 2018 minimum revenue target for the sale of products and services incorporating the MIT technology was $100,000. This minimum revenue amount would increase in subsequent years.

Within 30 days of invoicing, a non-refundable license issue fee of $10,000 was paid by us to MIT. Pursuant to the agreement, we were required to pay to MIT additional patent maintenance fees in years beyond 2018.

Pursuant to the agreement, we were required to pay to MIT a running royalty of 2% of “NET SALES,” as defined in the agreement made in the calendar years 2018, 2019, and 2020. For “NET SALES” made in the calendar year 2021 and every calendar year thereafter through the term of the agreement, we were required to pay to MIT a running royalty of 4%.

On October 31, 2018, we sent written notice of our intent to terminate the agreement with an effective date of termination of April 30, 2019. Since none of the technology licensed to us by MIT had been used by us in any of our products and we had been investing in the development of our own intellectual property, we determined the technology that was licensed from MIT wasn’t necessary in the near term. Due to this, the written notice sent by us expressed a desire by our management to renegotiate the terms of the agreement with MIT.

MIT declined to renegotiate the terms of the agreement and, on December 6, 2018, we received a notice of termination from MIT due to non-payment of fees. As of December 6, 2018, the agreement was terminated, fees are no longer accruing, and the fees owed to MIT as of December 6, 2018 are still owing as of the date of this Annual Report on Form 10-K. Despite the termination of the Agreement, we remain active with MIT as a member of the MIT Startup Exchange (STEX). The purpose of STEX is to promote collaboration and partnerships between MIT-connected startups and members of MIT’s Industrial Liaison Program. We remain open to future mutually acceptable agreements with MIT.

We continue to develop our proprietary algorithms and plan to protect them through a combination of trade secret, copyright, and patents.

Customers

Due to our status of a start-up, at the moment, we depend on a few major customers. This should change as we implement plans for future growth.

Employees

We have no full or part-time employees; however, we do have contractor employees (1099 basis) who are working daily on the core business activities of the business and have been doing so since the beginning of the business formation. During the second quarter of 2019, we plan on transitioning contractors such as Clifford Emmons and Karen McNemar to a W-2 basis. Clifford Emmons, our CEO, President, interim CFO, and director, currently devotes approximately 35 hours a week to our business and Karen McNemar, our COO, currently devotes approximately 40 hours a week to our business. At the present time, except for the funding received from Cambridge MedSpace LLC in the form of a secured note, there are no conflicts of interest between the Company and any of our officers and directors. This was determined as follows: i) none of their outside activities are soliciting business from our customers or business contacts; ii) they are not soliciting our investors to invest in other ventures; and iii) they are not soliciting our contract employees to leave us and join other efforts. In 2019 we anticipate hiring 3-5 full time employees. At present, all our business services are provided by outside contractors.

Item 1A. Risk Factors

Because of our continued losses, there is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of and for the years ended December 31, 2017 and 2018 were prepared assuming that we would continue as a going concern. Our significant cumulative losses from operations as of December 31, 2018, raised substantial doubt about our ability to continue as a going concern. If the going-concern assumption were not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. Since December 31, 2018, we have continued to experience losses from operations. We have continued to fund operations primarily through the sale of equity securities. Nevertheless, we will require additional funding to complete much of our planned operations. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary additional funding from outside sources, including obtaining additional funding from the sale of our securities. Except for potential proceeds from the sale of equity in offerings by us and minimal revenues, we have no other source for additional funding. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We have debt which is secured by all our assets. If there is an occurrence of an uncured event of default, the lenders can foreclose on all our assets, which would make any stock in the Company worthless.

We have entered into several secured loan transactions with investors (as disclosed herein), pursuant to which the outstanding debt was secured by all our assets. In the event we are unable to make payments, when due, on our secured debt, the lenders may foreclose on all our assets. In the event the lenders foreclose on our assets, any stock in the Company would have no value. Our ability to make payments on secured debt, when due, will depend upon our ability to make profit from operations and to raise additional funds through equity or debt financings. At the moment, we have no funding commitments that have not been previously disclosed, and we may not obtain any in the future.

Most of our sales come from a small number of customers and a reduction in demand or loss of one or more of our significant customers may adversely affect our business.

At the present time, we are dependent on a small number of direct customers for most of our business, revenue and results of operations. We at present have customers in the automotive sector, civil infrastructure sector, and the pharmaceutical sector. Two of our customers are large automotive companies, one is a state government and one is a large pharmaceutical company. To date, these customers have generated all our revenue. We expect to continue to experience significant customer concentration in future periods.

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

The limited operating history of OXYS and HereLab in the IIoT field, makes evaluating our business and future prospects difficult. OXYS was incorporated on August 4, 2016 and HereLab was incorporated on February 27, 2017. We have not yet generated substantial income from OXYS or HereLab’s operations and we only anticipate doing so if we are able to successfully implement our business plan. To date we have generated $206,000 from business operations. We intend in the longer term to derive further revenues from consulting services, product sales, and software licensing. Development of our services, products, and software will require significant investment prior to commercial introduction, and we may never be able to successfully develop or commercialize the services, products, or software in a material way.

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

If we are unable to secure additional financing in the near term, we may be forced to:

•	curtail or abandon our existing business plans;

•	default on any debt obligations;

•	file for bankruptcy;

•	seek to sell some or all our assets; and/or

•	cease our operations.

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

Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. The ongoing uncertainty created by volatile currency markets, the continued weakness in the personal computer (“PC”) and energy sectors, alone or in combination, may continue to have a material adverse effect on our net sales and the financial results of our operations. In addition, we remain concerned about the geopolitical and fiscal instability in the Middle East and some emerging markets as well as the continued volatility of the equity markets. The impending Brexit and results of the most recent U.S. election may also create additional global economic uncertainty. These factors could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect on our net sales and our results of operations. Other factors that could adversely influence demand for our products include unemployment, labor and healthcare costs, access to credit, consumer and business confidence, and other macroeconomic factors that could have a negative impact on capital investment and spending behavior.

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

The market for our products is characterized by technological change, evolving industry standards, changes in customer needs and frequent new product introductions, and is therefore highly dependent upon timely product innovation. Our success is dependent on our ability to successfully develop and introduce new and enhanced products on a timely basis to replace declining revenues from older products, and on increasing penetration in domestic and international markets. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of a product and other related products and could impede continued sales of predecessor products, any of which could have a material adverse effect on our operating results. There can be no assurance that we will be able to introduce new products, that our new products will achieve market acceptance or that any such acceptance will be sustained for any significant period. Failure of our new products to achieve or sustain market acceptance could have a material adverse effect on our operating results.

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

Our operating results have fluctuated in the past and may fluctuate significantly in the future due to several factors, including:

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

Any future acquisitions made by us will be subject to several related costs and challenges that could have a material adverse effect on our business and results of operations.

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

We have experienced difficulty in securing certain types of high-power connectors for one of our projects and anticipate that supply shortages of components used in our products, including limited source components, can result in significant additional costs and inefficiencies in manufacturing. If we are unsuccessful in resolving any such component shortages in a timely manner, we will experience a significant impact on the timing of revenue, a possible loss of revenue, or an increase in manufacturing costs, any of which would have a material adverse impact on our operating results.

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

We devote significant resources to maintaining our website, www.oxyscorp.com, as a key marketing, sales and support tool and expect to continue to do so in the future. Failure to properly maintain our website may interrupt normal operations, including our ability to run and market our business which would have a material adverse effect on our results of operations. We host our website internally. Any failure to successfully maintain our website or any significant downtime or outages affecting our website could have a material adverse impact on our operating results.

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

Our success depends on our ability to obtain and maintain patents and other proprietary rights relative to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may have in the past infringed or violated certain of our intellectual property rights. We from time to time may engage in litigation to protect our intellectual property rights. In monitoring and policing our intellectual property rights, we may be required to spend significant resources. We from time to time may be notified that we are infringing certain patent or intellectual property rights of others. There can be no assurance that any future intellectual property dispute or litigation will not result in significant expense, liability, injunction against the sale of some of our products, and a diversion of management’s attention, any of which may have a material adverse effect on our operating results.

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

Our management includes a select group of experienced technology professionals, particularly Clifford Emmons, Karen McNemar, and Antony Coufal, who will be instrumental in the development of our software and product candidates. The success of our operations will, in part, depend on the successful continued involvement of these individuals. If these individuals leave the employment of or engagement with us, OXYS, or HereLab, then our ability to operate will be negatively impacted. We do not have any employment agreements with these parties and do not maintain any “key-man” insurance for them.

Risks Related to Our Intellectual Property

Patents acquired by us may not be valid or enforceable and may be challenged by third parties.

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

In addition, enforcing any patents that may be issued to us in the future against third parties may require significant expenditures regardless of the outcome of such efforts. Our inability to enforce our patents against infringers and competitors may impair our ability to be competitive and could have a material adverse effect on our business.

If we are not able to protect and control our unpatented trade secrets, know-how and other technological innovation, we may suffer competitive harm.

We rely on unpatented technology, trade secrets, confidential information and proprietary know-how to protect our technology and maintain any future competitive position, especially when we do not believe that patent protection is appropriate or can be obtained. Trade secrets are difficult to protect. In order to protect proprietary technology and processes, we rely in part on confidentiality and intellectual property assignment agreements with our employees, consultants and others. These agreements generally provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of the individual’s relationship with us except in limited circumstances. These agreements generally also provide that we shall own all inventions conceived by the individual in the course of rendering services to us. These agreements may not effectively prevent disclosure of confidential information or result in the effective assignment to us of intellectual property and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover trade secrets and proprietary information that have been licensed to us or that we own, and in such case, we could not assert any trade secret rights against such party.

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

Under our Articles of Incorporation, our board of directors is authorized to issue up to 10,000,000 shares of preferred stock, none of which are issued and outstanding as of the date of this Annual Report on Form 10-K. Also, our board of directors, without shareholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If our board of directors causes any shares of preferred stock to be issued, the rights of the holders of our common stock could be adversely affected. Our board of directors’ ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Preferred shares issued by our board of directors could include voting rights, or even super voting rights, which could shift the ability to control our company to the holders of our preferred stock. Preferred shares could also have conversion rights into shares of our common stock at a discount to the market price of the common stock which could negatively affect the market for our common stock. In addition, preferred shares would have preference in the event of our liquidation, which means that the holders of preferred shares would be entitled to receive the net assets of our company distributed in liquidation before the common stock holders receive any distribution of the liquidated assets.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently do not own any properties. We entered into a lease agreement on August 1, 2017 which began on January 1, 2018 and terminated on December 31, 2018. We entered into a new lease agreement on March 12, 2019, which began on January 1, 2019 and will terminate on June 30, 2019. Pursuant to the lease, we are obligated to pay the landlord monthly installments of $2,000 for a total lease payment of $12,000 in 2019. Management believes that this space is adequate to meet the Company’s current and foreseeable needs.

Item 3. Legal Proceedings

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

	Quarter	High	Low
FISCAL YEAR ENDING DECEMBER 31, 2019	First	$0.23	$0.071

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2018	First	$3.00	$1.42
	Second	$2.40	$2.01
	Third	$2.20	$0.55
	Fourth	$0.71	$0.22

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2017	First	$0.80	$0.40
	Second	$0.65	$0.40
	Third	$1.15	$0.56
	Fourth	$2.50	$1.42

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

Holders

As of the close of business on April 16, 2019, we had approximately 133 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Issuer Direct, 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as transfer agent for the common stock.

Dividends

We have not declared or paid any cash dividends on our common stock during the fiscal years ended December 31, 2018 and 2017, or in any subsequent period. We do not anticipate or contemplate paying dividends on our common stock at the present time. The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders	384,615	$0.75	91,000	(1)(2)(3)
Total	384,615	$0.75	91,000

(1)	Effective July 1, 2018, the Company issued to Sam Burke 200,000 unvested shares of the Company’s Common Stock under the 2017 Plan, as defined below.
(2)	Effective April 23, 2018, the Company issued to Antony Coufal 1,800,000 unvested shares of the Company’s Common Stock under the 2017 Plan, as defined below.
(3)	Effective October 1, 2018, the Company issued to Karen McNemar 2,409,000 unvested shares of the Company’s Common Stock under the 2017 Plan, as defined below.

2017 Stock Incentive Plan

On March 16, 2017, our board of directors assumed the 2017 Stock Awards Plan adopted by the Company while domiciled in New Jersey. No awards were made under this plan. On December 14, 2017, the Board of Directors terminated this plan and adopted a new 2017 Stock Incentive Plan (the “2017 Plan”). The purposes of the 2017 Plan are (a) to enhance our ability to attract and retain the services of qualified employees, officers, directors, consultants, and other service providers upon whose judgment, initiative and efforts the successful conduct and development of our business largely depends, and (b) to provide additional incentives to such persons or entities to devote their utmost effort and skill to the advancement and betterment of our company, by providing them an opportunity to participate in the ownership of our Company and thereby have an interest in the success and increased value of our Company.

There are 4,500,000 shares of common stock authorized for non-qualified and incentive stock options, restricted stock units, restricted stock grants, and stock appreciation rights under the 2017 Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.

The 2017 Plan is administered by our board of directors; however, the board of directors may designate administration of the 2017 Plan to a committee consisting of at least two independent directors. Only employees of our Company or of an “Affiliated Company”, as defined in the 2017 Plan, (including members of the board of directors if they are employees of our Company or of an Affiliated Company) are eligible to receive incentive stock options under the Plan. Employees of our Company or of an Affiliated Company, members of the board of directors (whether or not employed by our company or an Affiliated Company), and “Service Providers”, as defined in the 2017 Plan, are eligible to receive non-qualified options, restricted stock units, and stock appreciation rights under the 2017 Plan. All awards are subject to Section 162(m) of the Internal Revenue Code.

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

The 2017 Plan will continue in effect until all the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until ten years after its adoption, whichever is earlier. Awards under the 2017 Plan may also be accelerated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all our assets.

As of December 31, 2018, the Board had granted 4,409,000 shares of unvested shares of Common Stock under the 2017 Plan.

2019 Stock Incentive Plan

On March 11, 2019, the Board of Directors adopted the 2019 Stock Incentive Plan (the “2019 Plan”). The purposes of the 2019 Plan are (a) to enhance our ability to attract and retain the services of qualified employees, officers, directors, consultants, and other service providers upon whose judgment, initiative and efforts the successful conduct and development of our business largely depends, and (b) to provide additional incentives to such persons or entities to devote their utmost effort and skill to the advancement and betterment of our company, by providing them an opportunity to participate in the ownership of our Company and thereby have an interest in the success and increased value of our Company.

The 2019 Plan is administered by our board of directors; however, the board of directors may designate administration of the 2019 Plan to a committee consisting of at least two independent directors. Only employees of our Company or of an “Affiliated Company”, as defined in the 2019 Plan, (including members of the board of directors if they are employees of our Company or of an Affiliated Company) are eligible to receive incentive stock options under the 2019 Plan. Employees of our Company or of an Affiliated Company, members of the board of directors (whether or not employed by our company or an Affiliated Company), and “Service Providers”, as defined in the 2019 Plan, are eligible to receive non-qualified options, restricted stock units, and stock appreciation rights under the 2019 Plan. All awards are subject to Section 162(m) of the Internal Revenue Code.

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

The 2019 Plan will continue in effect until all the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until ten years after its adoption, whichever is earlier. Awards under the 2019 Plan may also be accelerated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all our assets.

Recent Sales of Unregistered Securities

The Company had no unreported sales of unregistered securities in the fourth quarter of 2018.

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

The financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the periods ended December 31, 2017 and 2018 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

Forward-Looking Statements

Statements in this management’s discussion and analysis of financial condition and results of operations contain certain forward-looking statements. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. Where in any forward-looking statements, if we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

Factors that may cause differences between actual results and those contemplated by forward-looking statements include those discussed in “Risk Factors” and are not limited to the following:

•	general market and economic conditions;

•	our ability to maintain and grow our business with our current customers;

•	our ability to meet the volume and service requirements of our customers;

•	industry consolidation, including acquisitions by us or our competitors;

•	capacity utilization and the efficiency of manufacturing operations;

•	success in developing new products;

•	timing of our new product introductions;

•	new product introductions by competitors;

•	the ability of competitors to more fully leverage low cost geographies for manufacturing or distribution;

•	product pricing, including the impact of currency exchange rates;

•	effectiveness of sales and marketing resources and strategies;

•	adequate manufacturing capacity and supply of components and materials;

•	strategic relationships with our suppliers;

•	product quality and performance;

•	protection of our products by effective use of intellectual property laws;

•	the financial strength of our competitors;

•	the outcome of any future litigation or commercial dispute;

•	barriers to entry imposed by competitors with significant market power in new markets;

•	government actions throughout the world; and

•	our ability to service secured debt, when due.

You should not rely on forward-looking statements in this document. This management’s discussion contains forward looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these statements, which apply only as of the date of this document. Our actual results could differ materially from those anticipated in these forward-looking statements.

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

Under the terms of the OXYS SEA we acquired 100% of the issued voting shares of OXYS in exchange for 34,687,244 shares of our Common Stock. We also cancelled 1,500,000 outstanding shares of our Common Stock and changed our management to Mr. DiBiase who also served in management of OXYS. Also, one of our principal shareholders entered into a consulting agreement with OXYS to provide consulting services during the transition. The OXYS SEA was effective on July 28, 2017, and our name was changed to “IIOT-OXYS, Inc.” at that time. Effective October 26, 2017, our domicile was changed from New Jersey to Nevada.

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

General Overview

IIOT-OXYS, Inc., a Nevada corporation (the “Company”), and OXYS, were originally established for the purposes of designing, building, testing, and selling Edge Computing systems for the Industrial Internet. Both companies were, and presently are, early stage technology startups that are largely pre-revenue in their development phase. HereLab is also an early-stage technology development company. The Company received its first revenues in the last quarter of 2017, continued to realize revenues during 2018, and expects to realize revenue growth in 2019 due to its business development pipeline.

We develop hardware, software and algorithms that monitor, measure and predict conditions for energy, structural, agricultural and medical applications. We use domain-specific Artificial Intelligence to solve industrial and environmental challenges. Our engineered solutions focus on common sense approaches to machine learning, algorithm development and hardware and software products.

Our customers have issues and they need improvements.  We design a system of hardware and software, assemble, install, monitor data and apply our algorithms to help provide the customer insights.

We use off the shelf components, with reconfigurable hardware architecture that adapts to a wide range of customer needs and applications.  We use open source software tools, while still creating proprietary content for customers, thereby reducing software development time and cost.  The software works with the hardware to collect data from the equipment or structure that is being monitored.

We focus on developing insights.  We develop algorithms that help our customers create insights from vast data streams.  The data collected is analyzed and reports are created for the customer.  From these insights, the customer can act to improve their process, product or structure.

OUR SOLUTIONS ACHIEVE TWO OBJECTIVES

ADD VALUE

•	We show clear path to improved asset reliability, machine uptime, machine utilization, energy consumption, and quality.

•	We provide advanced algorithms and insights as a service.

RISK MINIMIZATION

•	We use simple measurements requiring almost zero integration – minimally invasive.

•	We do not interfere with command and control of critical equipment.

•	We do not physically touch machine control networks – total isolation of networks.

HOW WE DO IT

Our location in Cambridge, Massachusetts is ideal since market-leading Biotech, Medtech, and Pharma multinational firms have offices or R&D centers in Cambridge or the Greater Boston area, which gives us easier access to potential sales which, in turn, lowers out cost of sales. Additionally, we continue to add value to structural health monitoring and smart manufacturing customers as well. We, therefore, have a range of opportunities as we continue to expand our customer base.

Our goal is to help Biotech, Pharma, and Medical Device companies realize the next wave of performance, productivity, and quality gains for their organizations, and become Industry 4.0 compliant.

We have a unique value proposition in a fast-growing worldwide multi-billion USD market, and have positioned our business with strategic partners for accelerated growth. We are therefore well-poised for rapid growth in 2019 and beyond, as we execute our plans and quickly acquire additional customers.

WHAT MARKETS WE SERVE

SMART MANUFACTURING

We help our customers maintain machine uptime and maximize operational efficiency. We also enable then to do energy monitoring, predictive maintenance that anticipates problems before they happen, and improve part and process quality.

BIOTECH, PHARMACEUTICAL, AND MEDICAL DEVICES

We are on the operations side, not the patient-facing side. In this market vertical, our customers must provide high-quality products that must also pass rigorous review by governing bodies such as the FDA. Here again, we focus on machine uptime, operational efficiency, and predictive maintenance to avoid unplanned downtime.

SMART INFRASTRUCTURE

For bridges and other civil infrastructure, local, state and federal agencies have limited resources. We help our clients prioritize how to spend limited funds by addressing those fixes which need to be made first.

OUR UNIQUE VALUE PROPOSITION

EDGE COMPUTING AS A COMPLIMENT TO CLOUD COMPUTING

Within the Internet of Things (“IoT”) and Industrial Internet of Things (“IIoT”), most companies right now are adopting an approach which sends all sensor data to the cloud for processing. We specialize in edge computing, where the data processing is done locally right where the data is collected. We also have advanced cloud-based algorithms that implement various machine learning and artificial intelligence algorithms.

ADVANCED ALGORITHMS

We have sought to differentiate from our competitors by developing advanced algorithms on our own and in collaboration with world-leading research institutions. These algorithms are an essential part of the edge computing strategy that convert raw data into actionable knowledge right where the data is collected without having to send the data to the cloud first.

RECONFIGURABLE HARDWARE AND SOFTWARE

Instead of focusing on creating tools, we use open source tools to create proprietary content.

Liquidity and Capital Resources for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

At December 31, 2018, the Company had a cash balance of $39,226, which represents a $21,637 decrease from the $60,863 balance at December 31, 2017. This decrease was primarily the result of cash used to satisfy the requirements of a reporting company and due to acceleration in product development activities. The Company’s working capital at December 31, 2018 was negative $751,696, as compared to a December 31, 2017 working capital of $77,663.

For the year ended December 31, 2018, we incurred a net loss of $1,613,299. Net cash used in operating activities was $521,637 for the year ended December 31, 2018.

For the year ended December 31, 2017, we incurred a net loss of $1,531,095. Net cash used in operating activities was $490,701 for the year ended December 31, 2017.

For the year ended December 31, 2018, investing activities consisted of $0. During the same period, financing activities consisted of $500,000 of cash received from the issuance of a Convertible Note.

For the year ended December 31, 2017, investing activities consisted of $1,000 of cash paid in conjunction with a licensing agreement. During the same period, financing activities consisted of cash received totaling $70,723 from issuance of common stock net of costs.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses from operations of $1,613,299 for the year ended December 31, 2018, and $1,531,095 for the year ended December 31, 2017 and has an accumulated deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations for the Year Ended December 31, 2018 compared to the year ended December 31, 2017

For the year ended December 31, 2018, we earned revenues of $224,643 and incurred related cost of sales of $135,008. We incurred professional fees of $1,152,798 and other general and administrative expenses of $259,592. We incurred other expenses net of income of $290,544. As a result, we incurred a net loss of $1,613,299 for the year ended December 31, 2018.

Comparatively, for the year ended December 31, 2017, we earned revenues of $39,800 and incurred related cost of sales of $47,887. We incurred professional fees of $1,416,527 and other general and administrative expenses of $106,469. We incurred other expenses of $12. As a result, we incurred a net loss of $1,531,095 for the year ended December 31, 2017.

During the current and prior period, the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Year over Year (YoY) revenue growth in 2018 was more than 5x. This significant achievement is attributed to several factors: the installation of an experienced leadership team; expansion of our technology team, especially in the area of Artificial Intelligence & Machine Learning (AI & ML); execution of contracts secured; and focus on high potential growth markets (specifically Biotech, Pharma, and Medical Device Operations). Furthermore, this impressive YoY revenue growth is a confirmation of the rapid growth of the Industrial Internet of Things (IIoT) market, and our unique value proposition to serve said rapidly growing market. Market research shows the worldwide IIoT market in 2017 was $92 billion and is projected to be $227 billion by 2021 (25% CAGR).[3] Our edge computing open-source hardware and proprietary ML algorithms employ our Minimally-Invasive Load Monitoring (MILM) technology to simply gather data and gain insights to monitor and scope power, move from preventive to predictive maintenance, and even optimize development and manufacturing processes. This unique value proposition has been embraced by our customers, including a Fortune 500 Pharmaceutical Manufacturer. It is important to note that this rapid YoY revenue came about despite capital funding lagging behind previously anticipated levels.

It is anticipated that 2019 YoY revenue growth will meet or exceed that of 2018. This is due to the factors stated above that are now firmly in place: experienced leadership; savvy technological talent, operational execution excellence; and focus on new customers and expanded business with the current customer base. Combined with the continued robust growth of the IIoT market and the infusion of additional capital funding (note: $155,000 was raised in Q1 2019), we believe we are poised for strong growth and performance in 2019.

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

[3] https://www.ptc.com/-/media/Files/PDFs/IoT/State-of-IIoT-Whitepaper.pdf

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer and Interim Chief Financial Officer, Clifford Emmons, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Emmons, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2018. Based on his evaluation, Mr. Emmons concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2018. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Annual Report on Form 10-K.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Because of this material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

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

Due to a material weakness as disclosed in the 2017 Annual Report on Form 10-K, we committed to the same remediation plan, as disclosed above, and were able to separate some of the intended corporate responsibilities through the appointment of a Chief Operating Officer, in addition to a Chief Executive Officer; however, due to lack of resources, we were unable to execute the complete remediation plan.

We are committed to maintaining a strong internal control environment and we believe that these remediation efforts will represent significant improvements in our controls. We have started to implement these steps, as disclosed above; however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On November 5, 2018, the Company entered into the Settlement Agreement with Patrick Phillips which provided for the issuance of 104,673 shares of the Company’s Common Stock on January 1, 2019 in exchange for release of the Company by Mr. Phillips of any amounts owed to him by the Company or any of its subsidiaries.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Current Management

The following table sets forth information concerning our directors and executive officers:

Name	Position	Age
Executive Officers:
Clifford L. Emmons	Chief Executive Officer, President, and Interim Chief Financial Officer	57
Karen McNemar	Chief Operating Officer	49
Antony Coufal	Chief Technology Officer and President of HereLab	42

Directors:
Clifford L. Emmons	Director	57
Vidhyadhar Mitta	Director	46

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

Business Experience of Executive Officers and Directors

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Clifford L. Emmons: Mr. Emmons has served as our Chief Executive Officer, President, Interim Chief Financial Officer, and director since June 4, 2018. From 1995 to 2017, Mr. Emmons worked for Medtronic, a global leader in medical technology, services, and solutions, where he served in various capacities including several Vice President and Director positions. Mr. Emmons is also the founder of AHI, LLC, a consultancy firm. Mr. Emmons received an Executive Certificate in Strategy & Innovation from MIT, a Masters of Science in Management Engineering from the University of Bridgeport, a Bachelor of Science in Electrical Engineering from the University of New Haven, and a Bachelor of Science in Mechanical Engineering from the University of Connecticut.

Karen McNemar: Ms. McNemar has served as our Chief Operating Officer since September 20, 2018. From 1998 until August 2017, Ms. McNemar served in many capacities for Medtronic which included as a Senior Director of R&D Operations. Ms. McNemar is a collaborative strategic global business leader with extensive experience in New Product Development and Operations, building strong and effective diverse teams across organizations at all levels. Ms. McNemar is also a trusted advisor, recognized for successful process and program management, with a focus on leading complex initiatives and analyzing data and processes to identify solutions to increase organizational productivity and performance. Ms. McNemar received her Bachelor of Science in Industrial Engineering and Operations Research.

Antony Coufal: Mr. Coufal has served as our Chief Technology Officer since April 23, 2018. From December 2008 to December 2017, Mr. Coufal served as the Chief Executive Officer of INTEX Corp., a telecommunications contractor. Mr. Coufal is a multicultural leader with strong business acumen and diverse technical skills who has 20+ years of experience launching several successful technology focused corporations serving government, Fortune 500, and global entities requiring innovative solutions in engineering, construction, intelligent security, IT & telecom, industrial electrical and HVAC in numerous US and LATAM markets. He is a graduate of Rensselaer Polytechnic Institute with degrees in Engineering Sciences and Business Administration.

Vidhyadhar Mitta: Mr. Mitta has served as a director of the Company since the closing of the reverse acquisition on July 28, 2017. Mr. Mitta has also served as a director of OXYS since its inception on August 4, 2016. Since 2000, he has been the founder and President of Synergic Solutions Inc., a software development company that designs custom software for a variety of industries including radio-medicine and associate allied health fields. In his position as President, Mr. Mitta has responsibility for all aspects of Synergic Solutions including technical program guidance, employee supervision, business development, and profit and loss responsibility. Mr. Mitta received a BS in Information Science & Technology from BMS College of Engineering in 1995.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (“SEC”) require our directors, executive officers and persons who own more than 10% of our common stock to file reports of their ownership and changes in ownership of our common stock with the SEC. Based solely on our review of the reports filed during 2018 and questionnaires from our directors and executive officers, we determined that no director, executive officer, or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during 2018.

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

Item 11. Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2018 and 2017.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock Awards ($)	All other compensation ($)	Total ($)
Clifford Emmons(1)	2018	151,283(2)(3)	179,409(4)	0	330,692
	2017	0	0	0	0
Nevan Hanumara(5)	2018	10,000(6)	0	0	10,000
	2017	17,451(7)	0	0	17,451
Giro DiBiase(8)	2018	0	0	0	0
	2017	0	0	25,000(9)	25,000
Patrick Phillips(10)	2018	54,754	31,402	0	86,156
	2017	0	0	0	0
Antony Coufal(11)	2018	92,903(12)	135,617(13)	0	228,520
	2017	0	0	0	0
Karen McNemar(14)	2018	55,541(15)	60,720(16)	0	116,261
	2017	0	0	0	0

(1)	Mr. Emmons was appointed as our CEO, President, and interim CFO on June 4, 2018
(2)	$46,283 of Mr. Emmons’ salary for 2018 was owed to Accelerated Healthcare Innovations LLC, a limited liability company owned by Mr. Emmons.
(3)	$110,840 of Mr. Emmons’ salary for 2018 was accrued and unpaid.
(4)	Represents shares which have been granted but were unvested at December 31, 2018.
(5)	Mr. Hanumara served as our CEO from February 28, 2018 until June 4, 2018.
(6)	Effective February 28, 2018, our Board of Directors approved the payment of $5,000 in consulting fees per month to Mr. Hanumara.
(7)	On July 28, 2017, our Board of Directors approved the payment of $2,500 in consulting fees per month to Mr. Hanumara.
(8)	Mr. DiBiase served as our CEO from July 28, 2017 until February 28, 2018.
(9)	Consisted of fees paid for misc. management, business development, administrative, accounting, and operational services rendered on a consulting basis.
(10)	Mr. Phillips served as a director and V.P. of Product Management until September 20, 2018.
(11)	Mr. Coufal was appointed as our CTO on April 23, 2018.
(12)	$74,196 of Mr. Coufal’s salary for 2018 was accrued and unpaid.
(13)	Represents shares which have been granted but were unvested at December 31, 2018.

(14)	Ms. McNemar was appointed as our COO effective as of September 20, 2018.
(15)	$52,479 of Ms. McNemar’s salary for 2018 was accrued and unpaid.
(16)	Represents shares which have been granted but were unvested at December 31, 2018.

Emmons Consulting Agreement

On March 11, 2019, the Company’s Board of Directors (with Mr. Emmons abstaining) approved the Consulting Agreement dated effective June 4, 2018 with Clifford Emmons, the Company’s Chief Executive Officer, Interim Chief Financial Officer, and director (the “Emmons Agreement”). The term of the Emmons Agreement is for three years beginning as of the effective date, unless terminated earlier pursuant to the agreement and is automatically renewable for one-year terms upon the consent of the parties. The services to be provided by Mr. Emmons pursuant to the Emmons Agreement are those customary for the positions in which he is serving.

Mr. Emmons shall receive a monthly fee of $15,000 which accrues unless converted into shares of Common Stock of the Company at a conversion rate specified in the Emmons Agreement. Until the Company closes a minimum $500,000 capital raise, the monthly fee accrues and, upon the closing of such a capital raise, $5,000 of the monthly fee will be paid to Mr. Emmons in cash and the remainder will continue to accrue. Upon the closing of a capital raise of at least $2,000,000, the entire monthly fee will be paid to Mr. Emmons in cash and all accrued and unpaid monthly fees will be paid by the Company within one year of the closing of such a capital raise.

As of the effective date, the Company shall issue to Mr. Emmons an aggregate of 3,060,000 shares of the Company’s Common Stock which vest as follows:

1.	560,000 shares on the first-year anniversary of the effective date;
2.	1,000,000 shares on the second-year anniversary of the effective date; and
3.	1,500,000 shares on the third-year anniversary of the effective date.

The shares are granted under the 2019 Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the Emmons Agreement) or the listing of the Company’s Common Stock on a senior exchange.

Coufal Amended and Restated Consulting Agreement

On March 11, 2019, the Company’s Board of Directors approved the Amended and Restated Consulting Agreement dated effective April 23, 2018 with Antony Coufal, the Company’s Chief Technology Officer (the “Coufal Agreement”). The term of the Coufal Agreement is for three years beginning as of the effective date, unless terminated earlier pursuant to the agreement and is automatically renewable for one-year terms upon the consent of the parties. The services to be provided by Mr. Coufal pursuant to the Coufal Agreement are those customary for the position in which he is serving.

Mr. Coufal shall receive a monthly fee of $9,375 which accrues unless converted into shares of Common Stock of the Company at a conversion rate specified in the Coufal Agreement. Until the Company closes a minimum $500,000 capital raise, the monthly fee accrues and, upon the closing of such a capital raise, $3,125 of the monthly fee will be paid to Mr. Coufal in cash and the remainder will continue to accrue. Upon the closing of a capital raise of at least $2,000,000, the entire monthly fee will be paid to Mr. Coufal in cash and all accrued and unpaid monthly fees will be paid by the Company within one year of the closing of such a capital raise.

As of the effective date, the Company shall issue to Mr. Coufal an aggregate of 1,800,000 shares of the Company’s Common Stock which vest as follows:

1.	300,000 shares on the first-year anniversary of the effective date;

2.	600,000 shares on the second-year anniversary of the effective date; and

3.	900,000 shares on the third-year anniversary of the effective date.

The shares are granted under the 2017 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the Coufal Agreement) or the listing of the Company’s Common Stock on a senior exchange.

NcNemar Consulting Agreement

On March 11, 2019, the Company’s Board of Directors approved the Consulting Agreement dated effective October 1, 2018 with Karen McNemar, the Company’s Chief Operating Officer (the “McNemar Agreement”). The term of the McNemar Agreement is for three years beginning as of the effective date, unless terminated earlier pursuant to the agreement and is automatically renewable for one-year terms upon the consent of the parties. The services to be provided by Ms. McNemar pursuant to the McNemar Agreement are those customary for the position in which she is serving.

Ms. McNemar shall receive a monthly fee of $12,750 which accrues unless converted into shares of Common Stock of the Company at a conversion rate specified in the McNemar Agreement. Until the Company closes a minimum $500,000 capital raise, the monthly fee accrues and, upon the closing of such a capital raise, $4,250 of the monthly fee will be paid to Ms. McNemar in cash and the remainder will continue to accrue. Upon the closing of a capital raise of at least $2,000,000, the entire monthly fee will be paid to Ms. McNemar in cash and all accrued and unpaid monthly fees will be paid by the Company within one year of the closing of such a capital raise.

As of the effective date, the Company shall issue to Ms. McNemar an aggregate of 2,409,000 shares of the Company’s Common Stock which vest as follows:

1.	409,000 shares on the first-year anniversary of the effective date;

2.	800,000 shares on the second-year anniversary of the effective date; and

3.	1,200,000 shares on the third-year anniversary of the effective date.

The shares are granted under the 2017 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the McNemar Agreement) or the listing of the Company’s Common Stock on a senior exchange.

Phillips Consulting Agreement

On August 22, 2017, OXYS entered into a Consulting Agreement with HereLab (the “August 2017 Agreement”). Effective as of August 22, 2017, HereLab, OXYS, and Mr. Phillips entered into a Novation Agreement pursuant to which Mr. Phillips assumed the obligations of HereLab under the August 2017 Agreement and HereLab was discharged from the August 2017 Agreement. On May 22, 2018, Mr. Phillips entered into a Consulting Agreement with the Company (the “May 2018 Agreement”).

Pursuant to the May 2018 Agreement, the Company was obligated to pay to Mr. Phillips $7,000 per month payable upon invoicing, commencing June 2018. In addition to the cash compensation, Mr. Phillips was entitled to participate in the Company’s Stock Incentive Plan according to the following vesting schedule:

•	200,000 shares of the Company’s Common Stock in December 2018;

•	300,000 shares of the Company’s Common Stock in December 2019; and

•	500,000 shares of the Company’s Common Stock in December 2020.

Effective September 20, 2018, Mr. Phillips resigned from all positions within the Company, HereLab, and OXYS and the August 2017 Agreement and the May 2018 Agreement were mutually terminated by all parties.

Equity Awards

The following table sets forth information concerning as of the year ended December 31, 2018 for our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

	Stock awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Clifford Emmons	323,726	74,457	323,726	74,457
Nevan Hanumara	0	-	0	-
Giro DiBiase	0	-	0	-
Patrick Phillips	0	-	0	-
Antony Coufal	207,124	47,639	207,124	47,639
Karen McNemar	103,091	23,711	103,091	23,711

Compensation of Directors

The following table sets forth information concerning the compensation awarded to, earned by, or paid to the following directors for all services rendered in all capacities to our company and its subsidiaries for the year ended December 31, 2018. Except for Messrs. Hanumara, Phillips, and Emmons (whose compensation is disclosed above), this table includes any person who served as a director at any time during fiscal 2018.

Except as described below, we have not entered into any employment or compensation agreements or arrangements with Mr. Mitta for his services as a director of our company.

Director Compensation

Name	Fees earned or paid in cash ($)	Total ($)
Vidhyadhar Mitta	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table and footnotes thereto sets forth information regarding the number of shares of common stock beneficially owned by (i) each director and named executive officer of our company, (ii) each person known by us to be the beneficial owner of 5% or more of its issued and outstanding shares of common stock, and (iii) named executive officers, executive officers, and directors of the Company as a group. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 41,810,324 shares of common stock issued and outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of each person beneficially owning in excess of 5% of the outstanding common stock named in the following table is: 705 Cambridge Street, Cambridge, MA 02141.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Named Executive Officers and Directors
Nevan Hanumara	3,000,000		7.18%
Clifford Emmons	681,468	(2)	1.60%
Giro DiBiase	3,000,000		7.18%
Patrick Phillips	1,565,006		3.74%
Antony Coufal	300,000	(3)	*
Karen McNemar	0		*
Vidhyadhar Mitta	1,736,843		4.15%
Executive Officers, Named Executive Officers, and Directors as a Group (7 Persons)	10,283,317		24.03%
5% Beneficial Holders (Not Named Above)
Nutan Dave 705 Cambridge Street Cambridge, MA 02141	3,000,000		7.18%
Sergey Gogin 3080 W 1st Apt 601 Brooklyn, NY 11224	4,557,240	(4)	10.11%
Dmitriy Shapiro 135 Oceana Dr E Apt 4E Brooklyn, NY 11235	2,202,632	(5)	5.22%

*Less than 1%

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report.

(2)	Includes 36,667 shares issuable upon the exercise of warrants issued to Cambridge MedSpace LLC, an entity of which Mr. Emmons is an owner. Also includes 84,801 shares issuable upon the conversion of a note issued to Cambridge MedSpace LLC. Lastly, includes 560,000 shares of Common Stock which fully-vest on June 4, 2019.

(3)	Includes 300,000 shares of Common Stock which fully-vest on April 23, 2019.

(4)	Includes 384,615 shares issuable upon the exercise of warrants. Also includes 125,000 shares issuable upon the exercise of warrants issued to YVSGRAMORA, LLC, an entity of which Mr. Gogin is an owner. Also includes 2,513,151 shares issuable upon the conversion of a note issued to Mr. Gogin. Lastly, includes 251,316 shares issuable upon the conversion of a note issued to YVSGRAMORA, LLC.

(5)	Includes 526,316 shares owned by Catalytic Capital LLC, an entity of which Mr. Shapiro is the managing partner. Also includes 125,000 shares issuable upon the exercise of warrants issued to Catalytic Capital LLC. Lastly, includes 251,316 shares issuable upon the conversion of a note issued to Catalytic Capital LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Upon the Closing of the HereLab SEA, we issued to Mr. Phillips, a former director and officer, 1,500,000 shares of our Common Stock and appointed Mr. Phillips as a director of the Company.

We entered into a Consulting Agreement dated May 22, 2018 with Mr. Phillips pursuant to which we agreed to pay him $7,000 per month in consulting fees. The term of the agreement was month-to-month for one year.

We entered into a Settlement Agreement dated November 5, 2018 with Patrick Phillips pursuant to which we agreed to issue to Mr. Phillips, on January 1, 2019, 104,673 shares of the Company’s Common Stock in exchange for release of the Company by Mr. Phillips of any amounts owed to him by us or any of our subsidiaries.

We entered into a lease agreement with a former officer and director and current shareholder on August 1, 2017 which began on January 1, 2018 and terminated on December 31, 2018. We entered into a new lease agreement on March 12, 2019, which began on January 1, 2019 and will terminate on June 30, 2019. Pursuant to the lease, we are obligated to pay the landlord monthly installments of $2,000 for a total lease payment of $12,000 in 2019.

On July 31, 2018, we entered into Amendment No. 1 to Consulting Agreement dated December 1, 2017 with Accelerated Healthcare Innovations LLC which changed the fee from a flat fee to an hourly fee not to exceed $24,000 in the aggregate and also eliminated the obligation of the Company to issue to the Consultant any equity compensation pursuant to the agreement.

On March 1, 2018, we entered into a Consulting Agreement with Accelerated Healthcare Innovations LLC. The term of the agreement is until the completion of the Services, as defined in the agreement or until early termination upon 10 days’ written notice given by either party. Pursuant to the agreement, the consultant agreed to provide business consulting services to us in exchange for a flat fee of $48,000 and the issuance of 60,000 shares of our Common Stock.

On July 31, 2018, we entered into Amendment No. 1 to Consulting Agreement dated March 1, 2018 with Accelerated Healthcare Innovations LLC which changed the fee from a flat fee to an hourly fee not to exceed $48,000 in the aggregate and also eliminated the obligation of the Company to issue to the Consultant any equity compensation pursuant to the agreement.

On July 31, 2018, we entered into the Termination Agreement with Accelerated Healthcare Innovations LLC which terminated the Consulting Agreement, as amended, dated March 1, 2018 effective June 4, 2018.

On July 1, 2018, we entered into a Consulting Agreement with Karen McNemar, our Chief Operating Officer. The term of the agreement was until the completion of the Services, as defined in the agreement or until early termination upon 10 days’ written notice given by either party. Pursuant to the agreement, Ms. McNemar agreed to provide business consulting services to us in exchange for a flat fee of $12,000 and the issuance of 9,000 shares of our Common Stock.

On October 5, 2018, we entered into Amendment No. 1 to the Consulting Agreement with Karen McNemar which eliminated the obligation of the Company to provide to Ms. McNemar equity compensation under her original Consulting Agreement dated July 1, 2018.

On April 23, 2018 entered into a Consulting Agreement with Antony Coufal pursuant to which Mr. Coufal was appointed as our Chief Technology Officer effective as of April 23, 2018. For the first three months of the agreement, we were required to pay to Mr. Coufal a monthly consulting fee of $3,600, which would rise to $6,300 per month after the first three months. In addition, Mr. Coufal will be eligible to participate in the Company’s Stock Incentive Plan.

On October 9, 2018, we entered into Amendment No. 1 to the Consulting Agreement with Antony Coufal, our Chief Technical Officer and President of HereLab, Inc. The amendment clarified the vesting schedule of equity compensation awarded to Mr. Coufal under his original Consulting Agreement dated April 23, 2018 and also provided for acceleration of vesting upon the occurrence of a “Change of Control,” as defined in the amendment and an uplisting to a senior exchange.

On January 22, 2019, we entered into a Securities Purchase Agreement with Cambridge MedSpace, LLC, a Massachusetts limited liability company for the purchase of a 5% Secured Convertible Note in the principal amount of $55,000. The note is convertible, in whole or in part, into shares of our Common Stock, at any time at a rate of $0.65 per share with fractions rounded up to the nearest whole share, unless paid in cash at our election. The note bears interest at a rate of 5% per annum and interest payments will be made on an annual basis. The note matures January 22, 2020. The note is governed by the SPA and is secured by all our assets (but is not a senior secured note) pursuant to the Security Agreement. In addition to the issuance of the note, we issued to Cambridge MedSpace warrants to purchase one share of our Common Stock for 50% of the number of shares of Common Stock issuable upon conversion of the note. Each warrant is immediately exercisable at $0.75 per share and expires on January 22, 2024. The Lender is owned by shareholders of the Company, or their affiliates, including Clifford Emmons, our Chief Executive Officer, Interim Chief Financial Officer, and director.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Although we have not have adopted the independence standards any national securities exchange to determine the independence of directors, the NYSE MKT LLC provides that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of our board of directors, free of any relationship that would interfere with the exercise of independent judgment. Under this standard, our board of directors has determined that Mr. Mitta would meet this standard, and therefore, would be considered to be independent.

Item 14. Principal Accountant Fees and Services

Fees Paid

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2018 were $59,109 and $21,500 for the period ended December 31, 2017.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those reported above, for the years ended December 31, 2017 and 2018.

Tax Fees

There were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning in the years ended December 31, 2018 and 2017.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the years ended December 31, 2018 and 2017.

Audit Committee

We do not have an Audit Committee; therefore, the Board of Directors has considered whether the non-audit services provided by our auditors to us are compatible with maintaining the independence of our auditors and concluded that the independence of our auditors is not compromised by the provision of such services. Our Board of Directors pre-approves all auditing services and permitted non-audit services, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2018 and 2017

Statements of Operations for the years ended December 31, 2018 and 2017

Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2018 and 2017

Statements of Cash Flows for the years ended December 31, 2018 and 2017

Notes to Financial Statements

Exhibits

The following exhibits are included with this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
2.1 & 10.1	Securities Exchange Agreement dated March 16, 2017, by and among Gotham Capital Holdings, Inc., OXYS Corp. and the Shareholders of OXYS Corp.	8-K	000-50773	2.1	8/3/17
2.2 & 10.2	Agreement and Plan of Merger dated July 10, 2017	8-K	000-50773	2.1	11/1/17
2.3 & 10.3	Securities Exchange Agreement dated December 14, 2017, with HereLab, Inc.	8-K	000-50773	2.1	12/19/17
3.1	Nevada Articles of Incorporation for IIOT-OXYS, Inc.	8-K	000-50773	3.1	11/1/17
3.2	Bylaws for IIOT-OXYS, Inc.	8-K	000-50773	3.2	11/1/17
3.3	Nevada Articles of Merger dated July 14, 2017	8-K	000-50773	3.3	11/1/17
3.4	New Jersey Certificate of Merger dated October 26, 2017	8-K	000-50773	3.4	11/1/17
3.5	Articles of Exchange	8-K	000-50773	2.1	1/12/18
4.1 & 10.4*	2017 Stock Incentive Plan	8-K	000-50773	4.1	12/19/17
4.2 & 10.5*	2019 Stock Incentive Plan	8-K	000-50773	4.1	3/12/19
10.6	Non-Exclusive Patent License Agreement with MIT dated February 5, 2018	10-K	000-50773	10.7	4/17/18
10.7	Technology Cooperation Agreement with Sigma Labs, Inc. dated effective June 13, 2017	10-K	000-50773	10.8	4/17/18
10.8	Form of 12% Senior Secured Convertible Note	8-K	000-50773	99.1	2/13/18
10.9	Form of Securities Purchase Agreement	8-K	000-50773	99.2	2/13/18

10.10	Form of Security and Pledge Agreement	8-K	000-50773	99.3	2/13/18
10.11	Form of Warrant	8-K	000-50773	99.4	2/13/18
10.12	Amendment No. 1 to the 12% Senior Secured Convertible Promissory Note Issued to Sergey Gogin on January 22, 2018	8-K	000-50773	99.3	3/12/19
10.13	Amendment No. 1 to the Warrant Agreement Issued to Sergey Gogin on January 22, 2018	8-K	000-50773	99.4	3/12/19
10.14	Form of 12% Senior Secured Convertible Note	8-K	000-50773	99.5	3/12/19
10.15	Form of Securities Purchase Agreement	8-K	000-50773	99.6	3/12/19
10.16	Form of Security and Pledge Agreement	8-K	000-50773	99.7	3/12/19
10.17	Form of Warrant	8-K	000-50773	99.8	3/12/19
10.18*	Consulting Agreement with Patrick Phillips dated August 22, 2017	10-K	000-50773	10.13	4/17/18
10.19*	Consulting Agreement with Patrick Phillips dated May 22, 2018	S-1/A	333-222311	10.17	6/8/18
10.20*	Settlement Agreement with Patrick Phillips dated November 5, 2018					X
10.21*	Consulting Agreement with Antony Coufal dated April 23, 2018	8-K	000-50773	99.1	5/4/18
10.22*	Amendment No. 1 to the Consulting Agreement with Antony Coufal dated October 9, 2018	8-K	000-50773	99.2	10/11/18
10.23*	Amended and Restated Consulting Agreement with Antony Coufal dated effective April 23, 2018	8-K	000-50773	99.11	3/12/19
10.24*	Consulting Agreement with Accelerated Health Care Innovations LLC dated December 1, 2017	S-1/A	333-222311	10.15	6/8/18
10.25*	Consulting Agreement with Accelerated Health Care Innovations LLC dated March 1, 2018	S-1/A	333-222311	10.16	6/8/18
10.26*	Amendment No. 1 to Consulting Agreement with Accelerated Health Care Innovations LLC dated December 1, 2018	8-K	000-50773	99.1	8/1/18
10.27*	Amendment No. 1 to Consulting Agreement with Accelerated Health Care Innovations LLC dated December 1, 2018	8-K	000-50773	99.2	8/1/18
10.28*	Termination Agreement with Accelerated Health Care Innovations LLC dated July 31, 2018	8-K	000-50773	99.3	8/1/18
10.29*	Consulting Agreement with Clifford Emmons dated effective June 4, 2018	8-K	000-50773	99.9	3/12/19
10.30*	Consulting Agreement dated July 1, 2018 with Karen McNemar	10-Q	000-50773	10.1	11/9/18
10.31*	Consulting Agreement with Karen McNemar dated effective October 1, 2018	8-K	000-50773	99.10	3/12/19
10.32*	Amendment No. 1 to the Consulting Agreement with Karen McNemar dated October 5, 2018	8-K	000-50773	99.1	10/11/18
10.33	Consulting Agreement with DATHNA Partners LLC dated October 1, 2017	S-1/A	333-222311	10.18	6/8/18

10.34	First Amendment to Consulting Agreement with DATHNA Partners LLC dated effective October 1, 2017	S-1/A	333-222311	10.19	6/8/18
10.35	Financial Consulting Agreement with Draco Financial LLC dated effective December 1, 2017	S-1/A	333-222311	10.20	6/8/18
10.36	Financial Consulting Agreement with Draco Financial LLC dated effective March 4, 2019	8-K	000-50773	99.2	3/12/19
10.37	Subconsultant Agreement for Professional Services dated effective February 21, 2018 with Gill Engineering Associates, Inc.	S-1/A	333-222311	10.24	8/6/18
10.38	Purchase Order dated May 16, 2018 with Madison Electric	S-1/A	333-222311	10.25	8/6/18
10.39	Securities Purchase Agreement with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.1	1/23/19
10.40	5% Convertible Secured Note with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.2	1/23/19
10.41	Security Agreement with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.3	1/23/19
10.42	Warrant Agreement with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.4	1/23/19
10.43	Strategic Advisory Agreement with Uptick Capital LLC dated January 10, 2019	8-K	000-50773	99.1	1/14/19
10.44	Settlement Agreement with Adam Casey dated effective October 5, 2018	8-K	000-50773	99.1	3/12/19
14.1	Code of Ethics	10-K	000-50773	14.1	4/17/18
16.1	Letter from Rotenberg Meril Solomon August 14, 2017	8-K	000-50773	16.1	8/14/17
16.2	Letter from Pritchett Siler & Hardy, P.C. Dated January 19, 2018 Regarding Change in Certifying Accountant	8-K	000-50773	16.1	1/19/18
21.1	List of Subsidiaries	10-K	000-50773	21.1	4/17/18
23.1	Consent of Connolly, Grady & Cha, P.C., independent registered public accounting firm	S-1/A	333-222311	23.1	8/27/18
23.2	Consent of Haynie & Company, independent registered public accounting firm	S-1/A	333-222311	23.2	8/27/18
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IIOT-OXYS, INC.

Date: April 16, 2019	By:	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Clifford L. Emmons	Director	April 16, 2019
Clifford L. Emmons

/s/ Vidhyadhar Mitta	Director	April 16, 2019
Vidhyadhar Mitta

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of IIoT-OXYS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IIoT-OXYS, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Haynie & Company

Salt Lake City, Utah

April 16, 2019

We have served as the Company’s auditor since 2018.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2018 and December 31, 2017

	December 31, 2018	December 31, 2017
Assets
Current Assets
Cash and Cash Equivalents	$39,226	$60,863
Cash - Escrow	–	1,782
Accounts Receivable, net	33,000	39,800
Prepaid Expense	4,452	14,778
Inventory	317	–
Total Current Assets	76,995	117,223
Intangible Assets, net	446,992	–
Other Assets	–	1,000
Total Assets	$523,987	$118,223
Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accounts Payable	$377,962	$38,560
Accrued Liabilities	449,729	–
Total Current Liabilities	827,691	38,560
Note Payable, net	234,932	–
Due to Stockholder	1,000	1,000
Total Liabilities	1,063,623	39,560
Commitments and Contingencies (note 8)
Stockholders' (Deficit) Equity
Preferred stock $0.001 par value, 10,000,000 shares authorized; 0 issued and outstanding	–	–
Common stock $0.001 par value, 190,000,000 shares authorized; 40,633,327 and 38,983,327 shares issued and outstanding, respectively	40,633	38,983
Additional Paid-in Capital	2,572,751	1,579,401
Accumulated Deficit	(3,153,020)	(1,539,721)
Total Stockholders' (Deficit) Equity	(539,636)	78,663
Total Liabilities and Stockholders' (Deficit) Equity	$523,987	$118,223

See accompanying notes to audited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017
Revenues
Sales	$224,643	$39,800
Cost of Sales	135,008	47,887
Gross Profit	89,635	(8,087)

Expenses
Demo Parts	3,217	34,393
Bank Service Charges	718	648
Office Expenses	38,279	17,090
Organization Costs	22,930	23,808
Insurance	24,518	8,372
Professional	1,152,798	1,416,527
Travel	15,645	22,158
Patent License Fee	106,065	–
Amortization of Intangible Assets	48,220	–
Total Expenses	1,412,390	1,522,996

Other Income (Expenses)
Interest Expense	(291,729)	(12)
Miscellaneous Income	1,185	–
Total Other Income (Expense)	(290,544)	(12)

Net Loss Before Income Taxes	(1,613,299)	(1,531,095)

Income Tax Benefit	–	–

Net Loss	$(1,613,299)	$(1,531,095)

Loss per Common Share	$(0.04)	$(0.04)

Weighted Average Number of Shares Outstanding - Basic and Diluted	40,601,683	36,241,821

See accompanying notes to audited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

For the Years Ended December 31, 2018 and 2017

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2016	33,197,769	$9,957	$542,204	$(8,626)	$543,535

Issuance of common stock at $0.10 per share	1,489,474	447	141,052	–	141,499

Issuance of common stock at $1.15 to $1.90 per share	530,000	530	994,970	–	995,500

To reflect effect of acquisition (reverse merger/recapitalization)	3,766,084	28,049	(98,825)	–	(70,776)

Net loss	–	–	–	(1,531,095)	(1,531,095)

Balance December 31, 2017	38,983,327	38,983	1,579,401	(1,539,721)	78,663

Acquisition of HereLab	1,650,000	1,650	493,350	–	495,000

To reflect beneficial conversion feature discount on note payable	–	–	500,000	–	500,000

Net loss	–	–	–	(1,613,299)	(1,613,299)

Balance December 31, 2018	40,633,327	$40,633	$2,572,751	$(3,153,020)	$(539,636)

See accompanying notes to audited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years ended December 31, 2018 and 2017

	Year ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(1,613,299)	$(1,531,095)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Stock Based Compensation	449,729	995,500
Acquisition of Net Assets	(212)	–
Amortization of Discount on Note Payable	234,932	–
Amortization of Intangible Assets	48,220	–
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts Receivable	6,800	(39,800)
Inventory	(317)	10,035
Prepaid Expense	10,326	(14,778)
Escrow	1,782	50,877
Licensing Agreement	1,000	–
Increase (Decrease) in:
Accounts Payable	339,402	38,560
Net Cash Used by Operating Activities	(521,637)	(490,701)

Cash Flows from Investing Activities:
Cash Paid in Conjunction with Licensing Agreement	–	(1,000)
Net Cash Used by Investing Activities	–	(1,000)

Cash Flows from Financing Activities:
Cash Received from Convertible Note Payable	500,000	–
Cash Received from Issuance of Common Stock	–	179,953
Cash Paid for Offering Cost	–	(109,230)
Net Cash Provided by Financing Activities	500,000	70,723

Net Decrease in Cash and Cash Equivalents	(21,637)	(420,978)

Cash and Cash Equivalents at Beginning of Period	60,863	481,841

Cash and Cash Equivalents at End of Period	$39,226	$60,863

Supplemental Information:

Interest paid during the period	$56,797	$12
Taxes paid during the period	$–	$–
	-	-
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Fair value of shares issued in acquisition of subsidiary	$495,000	$–
Fair value of intangible assets received in acquisition of subsidiary	$495,212	$–

See accompanying notes to audited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

December 31, 2018

1. NATURE OF OPERATIONS

On July 28, 2017, IIOT-OXYS, Inc., a Nevada corporation (the “Company”) (previously known as Gotham Capital Holdings, Inc.), executed and closed (the “Closing”) the Securities Exchange Agreement dated effective March 16, 2017, between the Company, OXYS Corporation, a Nevada corporation (“OXYS”), and the shareholders of OXYS and changed its name to “IIOT-OXYS, Inc.” As a result of the closing, the Company issued an aggregate of 34,687,244 shares on a pro rata basis to the shareholders of OXYS, and OXYS became a wholly owned subsidiary of the Company. In addition, the Company cancelled 1,500,000 outstanding shares held by principal shareholders of the Company, which resulted in a total of 38,453,328 shares issued and outstanding upon completion of the Closing.

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

Principles of Consolidation

The consolidated financial statements for December 31, 2018 include the accounts of IIOT-OXYS, Inc., OXYS Corporation, and HereLab, Inc. as of the closing date of the acquisition agreement dated January 11, 2018. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements for December 31, 2017 include the accounts of IIOT-OXYS, Inc. and OXYS Corporation as of the closing of the acquisition agreement dated July 28, 2017. All significant intercompany balances and transactions have been eliminated.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. The allowance for doubtful accounts at December 31, 2018 and 2017 was $0.

Revenue Recognition

The Company’s revenue is derived primarily from providing services under contractual agreements. The Company recognizes revenue in accordance with ASC Topic No. 606, Revenue from Contracts with Customers (“ASC 606”) which was adopted on January 1, 2018, using the modified retrospective method, which was elected to apply to all active contracts as of the adoption date. Application of the modified retrospective method did not impact amounts previously reported by the Company, nor did it require a cumulative effect adjustment upon adoption, as the Company's method of recognizing revenue under ASC 606 yielded similar results to the method utilized immediately prior to adoption. Accordingly, there was no effect to each financial statement line item as a result of applying the new revenue standard.

According to ASC 606, the Company recognizes revenue based on the following criteria:

•	Identification of a contract or contracts, with a customer.
•	Identification of the performance obligations in the contract.
•	Determination of contract price.
•	Allocation of transaction price to the performance obligation.
•	Recognition of revenue when, or as, performance obligation is satisfied.

We used a practical expedient available under ASC 606-10-65-1(f)4 that permits us to consider the aggregate effect of all contract modifications that occurred before the beginning of the earliest period presented when identifying satisfied and unsatisfied performance obligations, transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations.

We have elected to treat shipping and handling activities as cost of sales. Additionally, we have elected to record revenue net of sales and other similar taxes.

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

The fair value of certain of the Company’s financial instruments including cash and cash equivalents approximate their carrying amounts because of the short-term maturity of these instruments.

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

The Company adopted the provisions of FASB ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10-25 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company's tax returns are subject to tax examinations by U.S. federal and state authorities until respective statute of limitation. Currently, the tax years ended December 31, 2018 and 2017 are open and subject to examination by taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities. The Company does not have any accruals for uncertain tax positions at December 31, 2018 and 2017. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Risk

Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents which are generally not collateralized. The Company’s policy is to place its cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC), up to $250,000. At December 31, 2018 and 2017, the Company had approximately no amounts in excess of the FDIC insurance limit.

Inventory

Inventory consists primarily of demo equipment and is recorded at the lower of cost (first-in, first out method) or market.

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of its long-lived assets to determine whether indicators of impairment may exist that warrant adjustments to the carrying value or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objectives.

Definite-lived intangible assets are amortized on a straight-line basis over the estimated periods benefited and are reviewed when appropriate for possible impairment.

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

Basic and Diluted Net Loss Per Common Share

The Company computes basic and diluted net loss attributable to common stockholders for the period under ASC 260-10, Earnings Per Share, which requires a dual presentation of basic and diluted earnings or loss per share. Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted-average number of common shares, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of stock options, convertible preferred stock and common stock warrants. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, because their impact would be anti-dilutive to the calculation of net loss per common share. Diluted net loss per common share is the same as basic net loss per common share for the years ended December 31, 2018 and 2017. For the year ended December 31, 2018 there were 384,615 anti-dilutive outstanding stock warrants. For the year ended December 31, 2017 there were no amounts of anti-dilutive security instruments outstanding.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company was only recently formed, has incurred continuing operating losses and has an accumulated deficit of $3,153,020 and $1,539,721 at December 31, 2018 and 2017, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations for the next 12 months by generating cash through additional borrowings and/or issuances of equity securities, as needed. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3. RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2016-02

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. On January 1, 2019, the Company adopted ASU 2016-02. The Company is not a lessee of a lease longer than 12 months nor has the Company been a lessee of a lease longer than 12 months in prior periods therefore there is no impact of the adoption of this standard.

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

For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted including adoption in an interim period. On January 1, 2018, the Company early adopted ASU 2017-11. See Note 11 for the effect early implementation had on 384,615 warrants issued in conjunction with the $500,000 convertible note issuance. Since the Company did not have any of these type of instruments in prior periods there is no effect of early implementation on prior periods.

ASU 2018-07

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which aligned certain aspects of share-based payments accounting between employees and nonemployees. Specifically, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied and an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. ASU 2018-17 is effective for the Company beginning the first quarter of 2019. The new standard will not have a significant impact on the Company’s financial statements or disclosures.

Other accounting standards that have been issued or proposed by FASB do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

4. BUSINESS COMBINATION

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

The combination was accounted for under the acquisition method of accounting for business combinations and OXYS was considered to be the acquiring company. Under the acquisition method of accounting, total consideration exchanged included $495,000 of OXYS common stock.

The purchase price allocation to assets and liabilities assumed in the transaction was:

Current assets	$3,119
Current liabilities	(3,331)
Field tests	302,079
Sensor integrations	128,755
Board designs	64,378
Net assets acquired	495,000
Total consideration	$495,000

Under the acquisition method of accounting identifiable intangible assets were recorded based on their estimated fair values as of the effective time of the acquisition. Cash, accounts receivable, and income tax payable were valued at their respective carrying amounts, which management believes approximates their fair values.

Acquired intangible assets included specific board designs, sensor integrations, and related field tests are definite lived assets and are being amortized over a 10-year useful life.

The following table provides unaudited proforma results, prepared in accordance with ASC 805, for the year ended December 31, 2017, as if HereLab had been acquired at the beginning of the period.

For the year ended
December 31, 2017
Gross profit	$2,368
Net loss	$(499,775)
Net loss per share, basic and diluted	$(0.02)

The unaudited proforma results include adjustments to eliminate the sales and expenses incurred between the Company and HereLab during the period.

The unaudited proforma condensed results do not give effect to the potential impact of current financial conditions, regulatory matters, operating efficiencies or other savings or expenses that may be associated with the acquisition.

Unaudited proforma amounts are not necessarily indicative of future results.

5. FAIR VALUE MEASUREMENTS

ASC 820 "Fair Value Measurements," defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1—Observable inputs such as quoted prices (unadjusted) for identical instruments in active markets.

•	Level 2—Observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations whose significant inputs are observable.

•	Level 3—Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on the effective date of the respective agreements as of December 31, 2018 and 2017:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Shares issued in acquisition of HereLab	$–	$–	$495,000	$495,000
Accrued share compensation	32,500	–	417,229	449,729
Total fair value	$32,500	$–	$912,229	$944,729

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Shares issued in acquisition of HereLab	$–	$–	$–	$–
Accrued share compensation	–	–	–	–
Total fair value	$–	$–	$–	$–

The shares of common stock associated with the Level 1 accrued share compensation liability are shares issued to a consultant in exchange for work provided during the period, but not yet issued, related to a settlement agreement discussed in Note 8. The fair value was calculated based on market prices for the shares in an active market on the effective date of the agreement.

The shares of common stock associated with the Level 3 accrued share compensation liability are the unvested shares earned on a pro-rata basis as of December 31, 2018 related to the five consulting agreements discussed in Note 8. The fair value was calculated based on comparable adjusted amounts the Company was raising funds at multiplied by the total shares agreed upon on the effective date of the respective agreements. The share compensation amount is amortized over the life of the agreements.

The shares of common stock associated with the Level 3 shares issued in the acquisition of Herelab were valued based on comparable adjusted amounts the Company was raising funds at on the effective date of the agreement.

6. INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740. This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. Income tax returns open for examination by the Internal Revenue Service consist of tax years ended December 31, 2018 and 2017.

The Company has available at December 31, 2018, unused operating loss carryforwards of approximately $3,153,020 which may be applied against future taxable income and which expire in various years through 2036. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and other temporary differences of approximately $815,056 and $398,018 at December 31, 2018 and 2017, respectively, and therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $417,038 and $395,788 for the years ended December 31, 2018 and 2017, respectively.

Deferred tax assets are comprised of the following:

	December 31, 2018	December 31, 2017
NOL carryover	$815,056	$398,018
Valuation allowance	(815,056)	(398,018)
Net deferred tax asset	$–	$–

The reconciliation of the provisions for income taxes computed at the U.S. federal statutory tax rate (21%) to the Company’s effective tax rate for the periods ended December 31, 2018 and 2017 is as follows:

	December 31, 2018	December 31, 2017
Book loss	$338,793	$321,530
State taxes	78,245	74,258
Change in valuation allowance	(417,038)	(395,788)
Provision for income taxes	$–	$–

7. INTANGIBLE ASSETS, NET

Intangible assets, net of amortization at December 31, 2018 and 2017 amounted to $446,992 and $0, respectively.

	December 31, 2018	December 31, 2017
Field tests	$302,079	$–
Accumulated field tests amortization	(29,414)	–
Field tests, net	272,665	–
Sensor integrations	128,755	–
Accumulated sensor integrations amortization	(12,537)	–
Sensor integrations, net	116,218	–
Board designs	64,378	–
Accumulated board designs amortization	(6,269)	–
Board designs, net	58,109	–
Total intangible assets, net	$446,992	$–

At December 31, 2018 the Company determined that none of its intangible assets were impaired. Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives ten years. Amortization expense of finite-lived intangibles was $48,220 for the year ended December 31, 2018.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 31, 2018:

Amortization expense
2019	49,500
2020	49,500
2021	49,500
2022	49,500
2023	49,500
Thereafter	199,492
446,992

8. COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement on March 12, 2019 which began on January 1, 2019 and will terminate on June 30, 2019. The Company shall pay the landlord monthly installments of $2,000 for a total lease payment of $12,000 in 2019.

On March 7, 2019, the Board of Directors of the Company approved the Settlement Agreement dated effective October 5, 2018 with a consultant pursuant to which the Company agreed to issue to the consultant 65,000 shares of the Company’s common stock in exchange for payment, in full, for consulting services provided by the consultant to the Company in 2018.

The Company entered into consulting agreements with one director, three executive officers, and one engineer of the Company throughout the period which include commitments to issue shares of the Company’s common stock from the Company’s Stock Incentive Plan.

According to the agreement with the director, the shares vest annually over three years at the end of the fiscal year. According to the agreements with the executive officers and engineer, the shares vest annually over three years on the anniversary of each agreement.

In the event that the agreement is terminated by either party pursuant to the terms of the agreement, all unvested shares which have been earned shall vest on a pro-rata basis as of the effective date of the termination of the agreement and all unearned, unvested shares shall be terminated.

The consulting agreement with the director was terminated upon the resignation of the director on September 20, 2018 and, pursuant to a Settlement Agreement, 104,673 earned shares were vested. According to the remaining four agreements, shares are scheduled to vest over the next three years according to the following schedule: 1,319,000 shares of common stock in 2019, 2,470,000 shares of common stock in 2020, and 3,680,000 shares of common stock in 2021.

The value of the shares was assigned at fair market value on the effective date of the agreement and the pro-rata number of shares earned was calculated and amortized at the end of each reporting period as discussed in Note 5. As of December 31, 2018, no shares of common stock have been issued to these individuals and the Company has accrued $417,229 in shares payable in conjunction with these agreements. A summary of these agreements is as follows.

On March 11, 2019, the Company’s Board of Directors (with Mr. Emmons abstaining) approved the Consulting Agreement dated effective June 4, 2018 with its CEO. The term of the agreement is for three years beginning as of the effective date, unless terminated earlier pursuant to the agreement and is automatically renewable for one-year terms upon the consent of the parties. The services to be provided by the CEO pursuant to the agreement are those customary for the positions in which the CEO is serving. The CEO shall receive a monthly fee of $15,000 which accrues unless converted into shares of common stock of the Company at a conversion rate specified in the agreement. Until the Company closes a minimum $500,000 capital raise, the monthly fee accrues and, upon the closing of such a capital raise, $5,000 of the monthly fee will be paid to the CEO in cash and the remainder will continue to accrue. Upon the closing of a capital raise of at least $2,000,000, the entire monthly fee will be paid to the CEO in cash and all accrued and unpaid monthly fees will be paid by the Company within one year of the closing of such a capital raise. As of the effective date, the Company shall issue to the CEO an aggregate of 3,060,000 shares of the Company’s common stock which vest as follows:

1.       560,000 shares on the first-year anniversary of the effective date;

2.       1,000,000 shares on the second-year anniversary of the effective date; and

3.       1,500,000 shares on the third-year anniversary of the effective date.

The shares are issued under the 2019 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange.

On March 11, 2019, the Company’s Board of Directors approved the Consulting Agreement dated effective October 1, 2018 with its COO. The term of the agreement is for three years beginning as of the effective date, unless terminated earlier pursuant to the agreement and is automatically renewable for one-year terms upon the consent of the parties. The services to be provided by the COO pursuant to the agreement are those customary for the position in which the COO is serving. The COO shall receive a monthly fee of $12,750 which accrues unless converted into shares of common stock of the Company at a conversion rate specified in the agreement. Until the Company closes a minimum $500,000 capital raise, the monthly fee accrues and, upon the closing of such a capital raise, $4,250 of the monthly fee will be paid to the COO in cash and the remainder will continue to accrue. Upon the closing of a capital raise of at least $2,000,000, the entire monthly fee will be paid to the COO in cash and all accrued and unpaid monthly fees will be paid by the Company within one year of the closing of such a capital raise. As of the effective date, the Company shall issue to the COO an aggregate of 2,409,000 shares of the Company’s common stock which vest as follows:

1.       409,000 shares on the first-year anniversary of the effective date;

2.       800,000 shares on the second-year anniversary of the effective date; and

3.       1,200,000 shares on the third-year anniversary of the effective date.

The shares are issued under the 2017 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange.

On March 11, 2019, the Company’s Board of Directors approved the Amended and Restated Consulting Agreement dated effective April 23, 2018 with its CTO. The term of the agreement is for three years beginning as of the effective date, unless terminated earlier pursuant to the agreement and is automatically renewable for one-year terms upon the consent of the parties. The services to be provided by the CTO pursuant to the agreement are those customary for the position in which the CTO is serving. The CTO shall receive a monthly fee of $9,375 which accrues unless converted into shares of common stock of the Company at a conversion rate specified in the agreement. Until the Company closes a minimum $500,000 capital raise, the monthly fee accrues and, upon the closing of such a capital raise, $3,125 of the monthly fee will be paid to the CTO in cash and the remainder will continue to accrue. Upon the closing of a capital raise of at least $2,000,000, the entire monthly fee will be paid to the CTO in cash and all accrued and unpaid monthly fees will be paid by the Company within one year of the closing of such a capital raise. As of the effective date, the Company shall issue to the CTO an aggregate of 1,800,000 shares of the Company’s common stock which vest as follows:

1.       300,000 shares on the first-year anniversary of the effective date;

2.       600,000 shares on the second-year anniversary of the effective date; and

3.       900,000 shares on the third-year anniversary of the effective date.

9. STOCKHOLDERS' EQUITY

Common Stock

The Company has authorized 190,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. At December 31, 2018 and 2017 the Company had 40,633,327 and 38,983,327 shares of common stock and no shares of preferred stock issued and outstanding, respectively.

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available, therefore. In the event of liquidation, dissolution, or winding up of the Company, the holders of common stock are entitled to share pro rata in all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable. Holders of common stock have no preemptive rights to purchase the Company’s common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.

On March 16, 2017, the Board of Directors of IIOT-OXYS, Inc. and a majority of the shareholders of IIOT-OXYS, Inc. approved the IIOT-OXYS, Inc. 2017 Stock Awards Plan, (the “Plan”). The Plan provided for granted incentive stock options, options that do not constitute incentive stock options, stock appreciation rights, restricted stock awards, phantom stock awards, or any combination of the foregoing, as is best suited to the particular circumstances. The Plan was effective upon its adoption by the Board.

The aggregate number of common shares that may be issued under the Plan were 7,000,000 common shares. No further awards were to be granted under the Plan after ten years following the effective date. The Plan was to remain in effect until all awards granted under the Plan had been satisfied or expired. This Plan was terminated and replaced by the 2017 Stock Inventive Plan (the “2017 Plan”) on December 14, 2017 (the “Effective Date”) as approved by the Board of Directors of the Company.

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

On March 11, 2019 (the “Effective Date”) the Board of Directors of the Company approved the 2019 Stock Incentive Plan (the “Plan”). Awards may be made under the Plan for up to 5,000,000 shares of common stock of the Company. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the Plan. No awards can be granted under the Plan after the expiration of 10 years from the Effective Date but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards.

Shares earned and issued related to the five consulting agreements discussed in Note 8 are issued under the 2017 Stock Incentive Plan and the 2019 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange.

A summary of the status of the Company’s non-vested shares as of December 31, 2018 and changes during the year then ended, is presented below:

	Non-vested Shares of Common Stock	Weighted Average Fair Value
Balance at December 31, 2017	–	$–
Awarded	7,573,673	0.30
Vested	(104,673)	0.30
Balance at December 31, 2018	7,469,000	$0.30

As of December 31, 2018, there was $1,854,873 of total unrecognized compensation costs related to the non-vested share-based compensation arrangements awarded to directors, engineers, and consultants. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the year ended December 31, 2018 was $417,229. Total share-based compensation for the years ended December 31, 2018 and 2017 was $449,729 and $995,500, respectively.

10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
Net loss attributable to common stockholders (basic)	$(1,613,299)	$(1,531,095)

Shares used to compute net loss per common share, basic and diluted	40,601,683	36,241,821

Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.04)

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities which include stock options, convertible preferred stock and common stock warrants have been excluded from the computation of diluted net loss per share as they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the years ended December 31, 2018 and 2017 because their inclusion would be ant-dilutive:

	December 31, 2018	December 31, 2017
Warrants to purchase common stock	384,615	–

11. CONVERTIBLE NOTE PAYABLE

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

For the year ended December 31, 2018 interest expense paid to the investor amounted to $56,384. For the year ended December 31, 2018 the Company also amortized to interest expense $234,932 from the amortization of the discount.

The unpaid principal balance of the Note is $500,000 at December 31, 2018 and the remaining unamortized discount is $265,068.

12. RELATED PARTIES

At December 31, 2018 and 2017 the amount due to stockholders was $1,000. The balance is payable to two stockholders related to opening bank balances.

At December 31, 2018 and 2017 accounts payable due to three officers was $237,514 and $0, respectively. The majority of the balance is related to deferred salary expenses while the remainder is related to reimbursable expenses that were incurred throughout the year.

In August 2017 the Company entered into a lease agreement with a stockholder of the Company and paid monthly installments of $2,000 between August and December 2017. The Company entered into a second lease agreement which began on January 1, 2018 and terminated on December 31, 2018. The Company paid the landlord monthly installments of $2,000. For the years ended December 31, 2018 and 2017, rent expense paid to the stockholder amounted to $24,000 and $10,000, respectively.

The Company entered into a verbal arrangement with a company controlled by a shareholder to provide administrative services. Total payments to the related party for administrative services amounted to approximately $26,000 and approximately $33,000, for the years ended December 31, 2018 and 2017, respectively.

For the years ended December 31, 2018 and 2017, professional expense paid to directors and officers of the Company amounted to approximately $130,000 and $40,000, respectively. For the years ended December 31, 2018 and 2017, travel expense paid on behalf of directors and officers of the Company amounted to approximately $8,000 and $5,000, respectively.

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined to disclose the following:

On January 10, 2019, the Company entered into a Strategic Advisory Agreement with a consultant. The initial term of the agreement is 90 days from the date of the agreement and will be renewed for an additional 90-day term unless either party gives written notice at least ten days prior to the expiration of the initial term. Pursuant to the agreement, the consultant will provide the Company consulting services pertaining to strategic planning for marketing and capital raising. In consideration of receipt of the services, the Company will issue to the consultant $25,000 worth of shares of the Company’s common stock within three business days of the beginning of each month of the initial term and the additional term if the Agreement is not terminated prior. The calculation of the shares to be issued each month is based on the average closing price of the three days prior for each month during which the agreement is in effect.

On January 22, 2019, the Company entered into a Securities Purchase Agreement and Security and Pledge Agreement with a single investor and issued a Secured Convertible Promissory Note to the investor in the principal amount of $55,000. $54,000 of the subscription funds were received by the Company from the investor on February 5, 2019 and February 8, 2019. $1,000 of the subscription funds were received by the Company from the investor on March 26, 2019. In addition to the note, the Company issued to the investor 36,667 warrants.

On March 7, 2019, the Board of Directors of the Company approved Amendment No. 1 to the 12% Senior Secured Convertible Promissory Note and the Warrant Agreement, each issued January 22, 2018, respectively, to a note holder. The amendments (i) extend the maturity date of the note to March 1, 2021 and extend the term of the warrants to March 6, 2024, (ii) lower the conversion price of the note and the exercise price of the warrants to $0.20 and $0.30, respectively, and (iii) add an adjustment to the conversion and exercise price of the note and warrants, respectively, in the event the Company does not achieve certain milestones during calendar 2019.

On March 7, 2019, the Board of Directors of the Company approved the Financial Consulting Agreement dated effective March 4, 2019 with a consultant pursuant to which the Company agreed to issue to the consultant 500,000 shares of the Company’s common stock in exchange for consulting services provided by the consultant to the Company. The term of the agreement is six months, unless terminated earlier.

On March 7, 2019, the Board of Directors of the Company approved a non-public offering of up to $500,000 aggregate principal amount of its 12% Senior Secured Convertible Notes. The notes are convertible, in whole or in part, into shares of the Company’s common stock, at any time at a rate of $0.20 per share with fractions rounded up to the nearest whole share, unless paid in cash at the Company’s election. The notes bear interest at a rate of 12% per annum and interest payments will be made on a quarterly basis. The notes mature March 1, 2021. The conversion price of the notes is also subject to adjustments if the Company does not achieve certain milestones during the calendar year 2019.

The notes are governed by a Securities Purchase Agreement (the “SPA”) and are secured by all the assets of the Company pursuant to a Security and Pledge Agreement. Funding is subject to the occurrence of certain milestones, as stated in the SPA. In addition to the issuance of the notes in the offering, the Company’s Board of Directors approved, as part of the offering, the issuance of warrants to purchase one share of the Company’s common stock for 50% of the number of shares of common stock issuable upon conversion of each note. Each warrant is immediately exercisable at $0.30 per share and expires five years from the issuance date.

On March 6, 2019, the Company entered into SPAs and Security and Pledge Agreements with its first two investors in the offering and issued notes to the investors in the aggregate principal amount of $100,000. Subscription funds were received by the Company from the investors on March 6, 2019. In addition to the notes, the Company issued to the investors an aggregate of 250,000 warrants.

