Form 10-Q
period 2019-03-31
IIOT-OXYS, Inc.
filed 2019-05-15
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

The number of shares outstanding of the registrant’s common stock on May 15, 2019, was 42,245,930.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Balance Sheets

As of March 31, 2019 and December 31, 2018

(unaudited)

	March 31, 2019	December 31, 2018

Assets
Current Assets
Cash and Cash Equivalents	$75,759	$39,226
Accounts Receivable, net	42,837	33,000
Prepaid Expense	10,074	4,452
Inventory	507	317
Total Current Assets	129,177	76,995

Intangible Assets, net	434,786	446,992
Total Assets	$563,963	$523,987

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accounts Payable	$484,648	$377,962
Accrued Liabilities	570,506	449,729
Total Current Liabilities	1,055,154	827,691

Notes Payable, net	618,970	234,932
Due to Stockholder	1,000	1,000
Total Liabilities	1,675,124	1,063,623

Commitments and Contingencies (Note 8)

Stockholders' (Deficit) Equity
Preferred stock $0.001 par value, 10,000,000 shares authorized; 0 issued and outstanding	–	–
Common stock $0.001 par value, 190,000,000 shares authorized; 41,810,323 and 40,633,327 shares issued and outstanding, respectively	41,810	40,633
Additional Paid-in Capital	2,780,087	2,572,751
Accumulated Deficit	(3,933,058)	(3,153,020)

Total Stockholders' (Deficit) Equity	(1,111,161)	(539,636)
Total Liabilities and Stockholders' (Deficit) Equity	$563,963	$523,987

See accompanying notes to unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31, 2019 and 2018

(unaudited)

	Three Months Ended March 31,
	2019	2018

Revenues
Sales	$42,837	$13,650
Cost of Sales	12,169	8,750
Gross Profit	30,668	4,900

Expenses
Demo Parts	63	230
Bank Service Charges	700	266
Office Expenses	6,871	7,459
Organization Costs	5,240	8,220
Insurance	6,906	5,708
Professional	488,806	142,994
Travel	4,816	2,342
Patent License Fee	1,430	41,076
Amortization of Intangible Assets	12,206	–
Total Expenses	527,038	208,295

Other Income (Expense)
Loss on Extinguishment of Debt	(221,232)	–
Interest Expense	(62,436)	(56,438)
Total Other Income (Expense)	(283,668)	(56,438)

Net Loss Before Income Taxes	(780,038)	(259,833)

Income Tax Benefit	–	–

Net Loss	$(780,038)	$(259,833)

Loss per Common Share	$(0.02)	$(0.01)

Weighted Average Number of Shares Outstanding - Basic and Diluted	41,175,686	38,983,327

See accompanying notes to unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

For the Three Months Ended March 31, 2019 and 2018

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2017	38,983,327	$38,983	$1,579,401	$(1,539,721)	$78,663

Acquisition of HereLab	1,650,000	1,650	493,350	–	495,000

Beneficial conversion feature discount on note payable	–	–	500,000	–	500,000

Net loss	–	–	–	(259,833)	(259,833)

Balance March 31, 2018	40,633,327	$40,633	$2,572,751	$(1,799,554)	$813,830

Balance December 31, 2018	40,633,327	$40,633	$2,572,751	$(3,153,020)	$(539,636)

Stock-based compensation	1,176,996	1,177	169,114	–	170,291

Discount on notes payable	–	–	38,222	–	38,222

Net loss	–	–	–	(780,038)	(780,038)

Balance March 31, 2019	41,810,323	$41,810	$2,780,087	$(3,933,058)	$(1,111,161)

See accompanying notes to unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

(unaudited)

	Three Months Ended March 31,
	2019	2018

Cash Flows from Operating Activities:
Net Loss	$(780,038)	$(259,833)

Adjustments to reconcile net loss to net cash (used) by operating activities:
Loss on Extinguishment of Debt	221,232	–
Stock Based Compensation	290,555	–
Acquisition of Net Assets	–	(332)
Amortization of Discount on Notes Payable	46,028	46,575
Amortization of Intangible Assets	12,206	–

Changes in assets and liabilities:
(Increase) Decrease in:
Accounts Receivable	(9,837)	36,799
Unbilled Receivable	–	(7,380)
Inventory	(190)	(828)
Prepaid Expense	(5,622)	(10,678)
Escrow	–	1,782
Licensing Agreement	–	1,000
Increase (Decrease) in:
Accounts Payable	106,686	(11,329)
Accrued Liabilities	513	6,767
Deferred Revenue	–	13,648
Income Tax Payable	–	3,332
Net Cash Used by Operating Activities	(118,467)	(180,477)

Cash Flows from Investing Activities:
Cash Received in Acquisition of HereLab	–	119
Net Cash Provided by Investing Activities	–	119

Cash Flows from Financing Activities:
Cash Received from Convertible Note Payable	155,000	500,000
Cash Received from Owner Investment	–	677
Net Cash Provided by Financing Activities	155,000	500,677

Net Increase in Cash and Cash Equivalents	36,533	320,319

Cash and Cash Equivalents at Beginning of Period	39,226	60,863

Cash and Cash Equivalents at End of Period	$75,759	$381,182

Supplemental disclosure of cash flow information:
Interest paid during the period	$15,074	$9,863
Taxes paid during the period	$–	$–
Supplemental disclosure of non-cash investing and financing activities:
Discount on notes payable	$38,222	$500,000

See accompanying notes to unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2019

1. NATURE OF OPERATIONS

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

Principles of Consolidation

The consolidated financial statements for March 31, 2019 include the accounts of IIOT-OXYS, Inc., OXYS Corporation, and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

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

The Company used a practical expedient available under ASC 606-10-65-1(f)4 that permits it to consider the aggregate effect of all contract modifications that occurred before the beginning of the earliest period presented when identifying satisfied and unsatisfied performance obligations, transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations.

The Company has elected to treat shipping and handling activities as cost of sales. Additionally, the Company has elected to record revenue net of sales and other similar taxes.

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

Basic and Diluted Net Loss Per Common Share

The Company computes basic and diluted net loss attributable to common stockholders for the period under ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings or loss per share. Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted-average number of common shares, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of stock options, convertible debt, convertible preferred stock and common stock warrants. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, because their impact would be anti-dilutive to the calculation of net loss per common share. Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2019 and 2018. For the three months ended March 31, 2019 there were 671,282 anti-dilutive outstanding stock warrants. For the three months ended March 31, 2018 there were 384,615 anti-dilutive outstanding stock warrants and 3,084,615 anti-dilutive potentially issuable shares related to conversion option of notes payable.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company was only recently formed, has incurred continuing operating losses and has an accumulated deficit of $3,933,058 and $3,153,020 at March 31, 2019 and December 31, 2018, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2016-02

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statement of operations. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. On January 1, 2019, the Company adopted ASU 2016-02. The Company is not a lessee of a lease longer than 12 months nor has the Company been a lessee of a lease longer than 12 months in prior periods therefore there is no impact of the adoption of this standard.

ASU 2018-07

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which aligned certain aspects of share-based payments accounting between employees and nonemployees. Specifically, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied and an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. On January 1, 2019 the Company adopted ASU 2018-17. The new standard did not have a significant impact on the Company’s financial statements or disclosures.

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

4. COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement on March 12, 2019 which began on January 1, 2019 and will terminate on June 30, 2019. The Company shall pay the landlord monthly installments of $2,000 for total future lease payments of $6,000 in 2019.

The Company entered into consulting agreements with one director, three executive officers, and one engineer of the Company throughout the prior period which include commitments to issue shares of the Company’s common stock from the Company’s Stock Incentive Plans.

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

The value of the shares was assigned at fair market value on the effective date of the agreement and the pro-rata number of shares earned was calculated and amortized at the end of each reporting period. As of March 31, 2019, 104,673 shares of common were issued to the former director. As of December 31, 2018, no shares of common stock had been issued to these individuals. The Company accrued $569,994 and $417,229 in shares payable in conjunction with these agreements as of March 31, 2019 and December 31, 2018, respectively. A summary of these agreements is as follows.

On March 11, 2019, the Company’s Board of Directors approved the Consulting Agreement dated effective June 4, 2018 with its CEO. The term of the agreement is for three years beginning as of the effective date, unless terminated earlier pursuant to the agreement and is automatically renewable for one-year terms upon the consent of the parties. The services to be provided by the CEO pursuant to the agreement are those customary for the positions in which the CEO is serving. The CEO shall receive a monthly fee of $15,000 which accrues unless converted into shares of common stock of the Company at a conversion rate specified in the agreement. Until the Company closes a minimum $500,000 capital raise, the monthly fee accrues and, upon the closing of such a capital raise, $5,000 of the monthly fee will be paid to the CEO in cash and the remainder will continue to accrue. Upon the closing of a capital raise of at least $2,000,000, the entire monthly fee will be paid to the CEO in cash and all accrued and unpaid monthly fees will be paid by the Company within one year of the closing of such a capital raise. As of the effective date, the Company shall issue to the CEO an aggregate of 3,060,000 shares of the Company’s common stock which vest as follows:

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

5. STOCKHOLDERS' EQUITY

Common Stock

The Company has authorized 190,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. At March 31, 2019 and December 31, 2018, the Company had 41,810,323 and 40,633,327 shares of common stock and no shares of preferred stock issued and outstanding, respectively.

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

Awards may be made under the 2017 Plan for up to 4,500,000 shares of common stock of the Company. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the 2017 Plan. No awards can be granted under the 2017 Plan after the expiration of 10 years from the Effective Date but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards. With the approval of the 2017 Plan, the Board terminated the 2017 Stock Awards Plan with no awards having been granted thereunder.

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

Shares earned and issued related to the consulting agreements discussed in Note 5 are issued under the 2017 Stock Incentive Plan and the 2019 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange.

As of March 31, 2019, and December 31, 2018, there was $1,670,706 and $1,854,873, respectively of total unrecognized compensation costs related to the non-vested share-based compensation arrangements awarded to an engineer and consultants. That cost is expected to be recognized over a weighted-average period of 2.24 years. The total fair value of shares vested during the three months ended March 31, 2019 was $184,167. Total share-based compensation for the three months ended March 31, 2019 and 2018 was $290,555 and $0, respectively.

On January 10, 2019, the Company entered into a Strategic Advisory Agreement with a consultant. The initial term of the agreement is 90 days from the date of the agreement and will be renewed for an additional 90-day term unless either party gives written notice at least ten days prior to the expiration of the initial term. Pursuant to the agreement, the consultant provided the Company consulting services pertaining to strategic planning for marketing and capital raising. In consideration of receipt of the services, the Company issued to the consultant 507,323 shares of the Company’s common stock.

On March 7, 2019, the Board of Directors of the Company approved the Financial Consulting Agreement dated effective March 4, 2019 with a consultant pursuant to which the Company issued to the consultant 500,000 shares of the Company’s common stock in exchange for consulting services provided by the consultant to the Company. The term of the agreement is six months, unless terminated earlier.

On March 7, 2019, the Board of Directors of the Company approved the Settlement Agreement dated effective October 5, 2018 with a consultant pursuant to which the Company issued to the consultant 65,000 shares of the Company’s common stock in exchange for payment, in full, for consulting services provided by the consultant to the Company in 2018.

On September 20, 2018, the consulting agreement with the director was terminated upon the resignation of the director and, pursuant to a Settlement Agreement, 104,673 earned shares were vested. The Company issued these shares in the current period.

6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Net loss attributable to common stockholders (basic)	$(780,038)	$(259,833)

Shares used to compute net loss per common share, basic and diluted	41,175,686	38,983,327

Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.01)

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities which include stock options, convertible debt, convertible preferred stock and common stock warrants have been excluded from the computation of diluted net loss per share as they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the three months ended March 31, 2019 and 2018 because their inclusion would be anti-dilutive:

	March 31, 2019	March 31, 2018
Warrants to purchase common stock	671,282	384,615
Potentially issuable shares related to convertible notes payable	3,084,615	–
Total anti-dilutive common stock equivalents	3,755,897	384,615

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

On January 22, 2018, the Company entered into a SPA and Security and Pledge Agreement with its first investor in the Offering and issued a Note to the investor in the principal amount of $500,000. Subscription funds were received by the Company from the investor on February 7, 2018. In addition to the Note, the Company issued to the investor 384,615 Warrants. The Warrants are considered equity instruments based on the Company’s adoption of ASU 2017-11.

The proceeds received upon issuing the Note and Warrants were allocated to each instrument on a relative fair value basis. The initial fair value of the Warrants was $838,404 determined using the Black-Scholes valuation model with the following assumptions: expected term of 2.5 years; risk free interest rate of 2.1%; and volatility of 142%. The effective conversion rate resulted in a Beneficial Conversion Feature greater than the proceeds received. Thus, the discount was limited to the proceeds received of $500,000 and was amortized to interest expense using the effective interest method over the term of the Note.

On March 7, 2019, the Board of Directors of the Company approved Amendment No. 1 to the 12% Senior Secured Convertible Promissory Note and the Warrant Agreement, each issued January 22, 2018, respectively, to a note holder. The amendments (i) extend the maturity date of the note to March 1, 2021 and extend the term of the warrants to March 6, 2024, (ii) lower the conversion price of the note and the exercise price of the warrants to $0.20 and $0.30, respectively, and (iii) add an adjustment to the conversion and exercise price of the note and warrants, respectively, in the event the Company does not achieve certain milestones during calendar 2019. The fair value of the Warrants is $25,162 determined using the Black-Scholes valuation model with the following assumptions: expected term of 2.5 years; risk free interest rate of 2.6%; and volatility of 127.4%. The effective conversion rate resulted in a discount of $23,956 and is amortized to interest expense using the effective interest method over the term of the Note. The Company recognized a loss on extinguishment of debt of $221,232 related to the decrease in conversion price.

For the three months ended March 31, 2019 and 2018 interest expense paid to the investor amounted to $14,795 and $11,178, respectively. For the three months ended March 31, 2019 and 2018 the Company also amortized to interest expense $44,693 and $46,575, respectively from the amortization of the discount.

The unpaid principal balance of the Note is $500,000 at March 31, 2019 and December 31, 2018 and the remaining unamortized discount is $23,100 and $265,068, respectively.

On January 22, 2019, the Company entered into a Securities Purchase Agreement and Security and Pledge Agreement with a single investor and issued a Secured Convertible Promissory Note to the investor in the principal amount of $55,000. $54,000 of the subscription funds were received by the Company from the investor on February 5, 2019 and February 8, 2019. $1,000 of the subscription funds were received by the Company from the investor on March 26, 2019. In addition to the note, the Company issued to the investor 36,667 warrants. The Warrants are considered equity instruments based on the Company’s adoption of ASU 2017-11.

The proceeds received upon issuing the Note and Warrants were allocated to each instrument on a relative fair value basis. The initial fair value of the Warrants was $3,217 determined using the Black-Scholes valuation model with the following assumptions: expected term of 2.5 years; risk free interest rate of 2.6%; and volatility of 128%. The effective conversion rate resulted in a discount of $3,039 and is amortized to interest expense using the effective interest method over the term of the Note.

For the three months ended March 31, 2019 interest expense paid to the investor amounted to $0. The unpaid principal balance of the Note is $55,000 at March 31, 2019, the remaining unamortized discount is $2,473, and accrued interest is $512. For the three months ended March 31, 2019 the Company also amortized to interest expense $566 from the amortization of the discount.

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

On March 6, 2019, the Company entered into SPAs and Security and Pledge Agreements with its first two investors in the offering and issued notes to the investors in the aggregate principal amount of $100,000. Subscription funds were received by the Company from the investors on March 6, 2019. In addition to the notes, the Company issued to the investors an aggregate of 250,000 warrants. The Warrants are considered equity instruments based on the Company’s adoption of ASU 2017-11.

The proceeds received upon issuing the Note and Warrants were allocated to each instrument on a relative fair value basis. The initial fair value of the Warrants was $12,646 determined using the Black-Scholes valuation model with the following assumptions: expected term of 2.5 years; risk free interest rate of 2.5%; and volatility of 127%. The effective conversion rate resulted in a discount of $11,226 and is amortized to interest expense using the effective interest method over the term of the Note.

The unpaid principal balance of the Notes is $100,000 and the balance of the unamortized discount is $10,457 at March 31, 2019. Interest expense paid to the investors amounted to $822 for the three months ended March 31, 2019. For the three months ended March 31, 2019 the Company also amortized to interest expense $769 from the amortization of the discount.

8. RELATED PARTIES

At March 31, 2019 and December 31, 2018, the amount due to stockholders was $1,000. The balance is payable to two stockholders related to opening bank balances.

At March 31, 2019 and December 31, 2018 accounts payable due to three officers was $338,876 and $237,514, respectively which is represented in accounts payable on the consolidated balance sheets. The majority of the balance is related to deferred salary expenses while the remainder is related to reimbursable expenses that were incurred throughout the year.

In January 2018 the Company entered into a lease agreement with a stockholder of the Company and paid monthly installments of $2,000 which terminated on December 31, 2018. The Company renewed the lease agreement in January 2019 for monthly installments of $2,000 which terminates on June 30, 2019. For the three months ended March 31, 2019 and 2018, rent expense paid to the stockholder amounted to $6,000.

The Company entered into a verbal arrangement in June of 2017 with a company controlled by a shareholder to provide administrative services. Total payments to the related party for administrative services amounted to approximately $0 and approximately $21,000, for the three months ended March 31, 2019 and 2018, respectively.

For the three months ended March 31, 2019 and 2018, professional expense paid to directors and officers of the Company amounted to approximately $0 and $43,000, respectively. For the three months ended March 31, 2019 and 2018, travel expense paid on behalf of directors and officers of the Company amounted to approximately $10,000 and $0, respectively.

9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there was nothing material to disclose.

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

The financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the periods ended March 31, 2018 and 2019 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

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

Liquidity and Capital Resources

At March 31, 2019, the Company had a cash balance of $75,759, which represents a $36,533 increase from the $39,226 balance at December 31, 2018. This increase was primarily the result of cash received from the issuance of convertible notes offset by cash used to satisfy the requirements of a reporting company and due to acceleration in product development activities. The Company’s working capital at March 31, 2019 was a deficit of $925,977, as compared to a December 31, 2018 working capital deficit of $750,696.

For the three months ended March 31, 2019, we incurred a net loss of $780,038. Net cash used in operating activities was $118,467 for the three months ended March 31, 2019.

For the three months ended March 31, 2018, we incurred a net loss of $259,833. Net cash used in operating activities was $180,477 for the three months ended March 31, 2018.

For the three months ended March 31, 2019, investing activities consisted of $0. During the same period, financing activities consisted of $155,000 of cash received from the issuance of Convertible Notes.

For the three months ended March 31, 2018, investing activities consisted of $119 of cash received in conjunction with the acquisition of HereLab, Inc. During the same period, financing activities consisted of cash received totaling $500,677 from an infusion of owner’s capital and proceeds from a convertible note payable.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses from operations of $780,038 for the three months ended March 31, 2019, and $259,833 for the three months ended March 31, 2018 and has an accumulated deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a going concern qualification in their auditors’ report dated April 16, 2019. Such a going concern qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company’s operating results.

Results of Operations for the Three Months Ended March 31, 2019 Compared to the Three Months ended March 31, 2018

For the three months ended March 31, 2019, we earned revenues of $42,837 and incurred related cost of sales of $12,169. We incurred professional fees of $488,806 and other general and administrative expenses of $38,232. We incurred other expenses of $283,668. As a result, we incurred a net loss of $780,038 for the three months ended March 31, 2019.

Comparatively, for the three months ended March 31, 2018, we earned revenues of $13,650 and incurred related cost of sales of $8,750. We incurred professional fees of $142,994 and other general and administrative expenses of $65,301. We incurred other expenses of $56,438. As a result, we incurred a net loss of $259,833 for the three months ended March 31, 2018.

During the current and prior period, the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Year over Year (YoY) revenue growth for the quarter ended March 31, 2019 was more than 3x the comparable quarter ended March 31, 2018. This significant achievement is attributed to several factors: the continuing impact of an experienced leadership team; execution from our technology team, especially in the area of Artificial Intelligence & Machine Learning (AI & ML); execution of contracts secured; and focus on high potential growth markets (specifically Biotech, Pharma, and Medical Device Operations). Furthermore, this impressive YoY quarterly revenue growth is a confirmation of the rapid growth of the Industrial Internet of Things (IIoT) market, and our unique value proposition to serve said rapidly growing market. Market research shows the worldwide IIoT market in 2017 was $92 billion USD, and is projected to be $227 billion USD by 2021 (25% CAGR).[1] Our edge computing open-source hardware and proprietary ML algorithms employ our Minimally-Invasive Load Monitoring (MILM) technology to simply gather data and gain insights to monitor and scope power, move from preventive to predictive maintenance, and even optimize development and manufacturing processes. This unique value proposition has been embraced by our customers, including a Fortune 500 pharmaceutical manufacturer. It is important to note that this rapid YoY quarterly revenue came about despite some lag in securing the additional capital funding received this quarter, which totaled $155,000.

[1] https://www.ptc.com/-/media/Files/PDFs/IoT/State-of-IIoT-Whitepaper.pdf

We continue to be on track for 2019 YoY revenue growth that will meet or exceed that of 2018. This is due to the factors stated above that are now firmly in place: experienced leadership; savvy technological talent, operational execution excellence; and focus on new customers and expanded business with the current customer base. Combined with the continued rapid growth of the IIoT market and the anticipated continued infusion of expected additional capital funding, we are clearly poised for continued strong growth and performance in 2019.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Clifford L. Emmons, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Emmons, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2019. Based on his evaluation, Mr. Emmons concluded that our disclosure controls and procedures were not effective as of March 31, 2019.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Uptick Capital LLC Issuance

On January 10, 2019, the Company entered into a Strategic Advisory Agreement (the “Uptick Agreement”) with Uptick Capital LLC (“Uptick”).

In consideration of receipt of the services from Uptick pursuant to the Uptick Agreement, during the three months ended March 31, 2019, the Company issued an aggregate of 507,323 shares of Common Stock to Uptick (the “Uptick Shares”).

Uptick delivered to the Company appropriate investment representations with respect to the Uptick Shares and consented to the imposition of restrictive legends upon the stock certificates representing the Uptick Shares. Uptick did not enter into the transaction with the Company as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Uptick was also afforded the opportunity to ask questions of management and to receive answers concerning the terms and conditions of the transaction. The Uptick Shares were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the Uptick Shares.

Cambridge Medspace, LLC 5% Senior Secured Convertible Note

On January 22, 2019, the Company entered into a Securities Purchase Agreement with Cambridge MedSpace, LLC, a Massachusetts limited liability company (the “Lender”), for the purchase of a 5% Secured Convertible Note in the principal amount of $55,000 (the “Note”). In addition to the issuance of the Note, the Company issued to the Lender warrants to purchase one share of the Company’s Common Stock for 50% of the number of shares of Common Stock issuable upon conversion of the Note (the “Warrants”).

The Lender delivered to the Company appropriate investment representations with respect to the Note and Warrants and consented to the imposition of restrictive legends upon the Note, the Warrant, and the shares underlying the exercise of the Warrants (the “Conversion Shares”). The Lender did not enter into the transaction with the Company as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. The Lender was also afforded the opportunity to ask questions of management and to receive answers concerning the terms and conditions of the transaction. The Note and the Warrants were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the Note and the Warrants.

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

IIOT-OXYS, Inc.

Date: May 15, 2019	By	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

