Form 10-Q
period 2019-06-30
IIOT-OXYS, Inc.
filed 2019-08-14
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of the registrant’s common stock on August 13, 2019, was 44,124,482.

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2019 and December 31, 2018

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$12,907	$39,226
Accounts Receivable, net	5,000	33,000
Prepaid Expense	4,481	4,452
Inventory	507	317
Total Current Assets	22,895	76,995

Intangible Assets, net	422,445	446,992
Total Assets	$445,340	$523,987

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accounts Payable	$654,147	$377,962
Accrued Liabilities	774,905	449,729
Total Current Liabilities	1,429,052	827,691

Notes Payable, net	625,535	234,932
Due to Stockholder	1,000	1,000
Total Liabilities	2,055,587	1,063,623

Commitments and Contingencies (Note 8)

Stockholders' (Deficit) Equity
Preferred stock $0.001 par value, 10,000,000 shares authorized; 0 issued and outstanding	–	–
Common stock $0.001 par value, 190,000,000 shares authorized; 42,245,929 and 40,633,327 shares issued and outstanding, respectively	42,246	40,633
Additional Paid-in Capital	2,827,568	2,572,751
Accumulated Deficit	(4,480,061)	(3,153,020)

Total Stockholders' (Deficit) Equity	(1,610,247)	(539,636)
Total Liabilities and Stockholders' (Deficit) Equity	$445,340	$523,987

See accompanying notes to unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2019 and 2018

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Sales	$21,850	$50,522	$64,687	$64,172
Cost of Sales	6,410	23,035	18,579	31,785
Gross Profit	15,440	27,487	46,108	32,387

Expenses
Demo Parts	–	707	63	936
Bank Service Charges	651	93	1,351	359
Office Expenses	13,903	8,184	20,774	15,643
Organization Costs	5,324	4,367	10,564	12,587
Insurance	3,279	5,772	10,185	11,480
Professional	492,257	357,919	981,063	500,913
Travel	7,701	1,674	12,517	4,016
Patent License Fee	1,644	–	3,074	41,076
Amortization of Intangible Assets	12,341	–	24,547	–
Total Expenses	537,100	378,716	1,064,138	587,010

Other Income (Expense)
Loss on Extinguishment of Debt	–	–	(221,232)	–
Interest Expense	(25,343)	(78,603)	(87,779)	(135,041)
Total Other Income (Expense)	(25,343)	(78,603)	(309,011)	(135,041)

Net Loss Before Income Taxes	(547,003)	(429,832)	(1,327,041)	(689,664)

Income Tax Benefit	–	–	–	–

Net Loss	$(547,003)	$(429,832)	$(1,327,041)	$(689,664)

Loss per Common Share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted Average Number of Shares Outstanding - Basic and Diluted	42,035,306	40,633,327	41,614,374	40,569,515

See accompanying notes to unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

For the Three Months Ended June 30, 2019 and 2018

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance March 31, 2018	40,633,327	40,633	2,572,751	(1,799,554)	813,830

Net loss	–	–	–	(429,832)	(429,832)

Balance June 30, 2018	40,633,327	$40,633	$2,572,751	$(2,229,386)	$383,998

Balance March 31, 2019	41,810,323	41,810	2,780,087	$(3,933,058)	(1,111,161)

Stock-based compensation	435,606	436	47,481	–	47,917

Net loss	–	–	–	(547,003)	(547,003)

Balance June 30, 2019	42,245,929	$42,246	$2,827,568	$(4,480,061)	$(1,610,247)

See accompanying notes to unaudited financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

For the Six Months Ended June 30, 2019 and 2018

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2017	38,983,327	38,983	1,579,401	(1,539,721)	78,663

Acquisition of HereLab	1,650,000	1,650	493,350	–	495,000

Beneficial conversion feature discount on note payable	–	–	500,000	–	500,000

Net loss	–	–	–	(689,664)	(689,664)

Balance June 30, 2018	40,633,327	$40,633	$2,572,751	$(2,229,385)	$383,999

Balance December 31, 2018	40,633,327	40,633	2,572,751	$(3,153,020)	(539,636)

Stock-based compensation	1,612,602	1,613	216,595	–	218,208

Discount on notes payable	–	–	38,222	–	38,222

Net loss	–	–	–	(1,327,041)	(1,327,041)

Balance June 30, 2019	42,245,929	$42,246	$2,827,568	$(4,480,061)	$(1,610,247)

See accompanying notes to unaudited financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 31, 2019 and 2018

(unaudited)

	Six Months Ended June 30,
	2019	2018

Cash Flows from Operating Activities:
Net Loss	$(1,327,041)	$(689,664)

Adjustments to reconcile net loss to net cash (used) by operating activities:
Loss on Extinguishment of Debt	221,232	–
Stock Based Compensation	218,208	–
Acquisition of Net Assets	–	(332)
Amortization of Discount on Notes Payable	52,593	108,904
Amortization of Intangible Assets	24,547	–

Changes in assets and liabilities:
(Increase) Decrease in:
Accounts Receivable	28,000	33,720
Inventory	(190)	(11,580)
Prepaid Expense	(29)	10,238
Escrow	–	1,782
Licensing Agreement	–	1,000
Increase (Decrease) in:
Accounts Payable	276,185	22,259
Accrued Liabilities	325,176	210,812
Income Tax Payable	–	3,332
Net Cash Used by Operating Activities	(181,319)	(309,529)

Cash Flows from Investing Activities:
Cash Received in Acquisition of HereLab	–	119
Net Cash Provided by Investing Activities	–	119

Cash Flows from Financing Activities:
Cash Received from Convertible Note Payable	155,000	500,000
Net Cash Provided by Financing Activities	155,000	500,000

Net (Decrease) Increase in Cash and Cash Equivalents	(26,319)	190,590

Cash and Cash Equivalents at Beginning of Period	39,226	60,863

Cash and Cash Equivalents at End of Period	$12,907	$251,453

Supplemental disclosure of cash flow information:
Interest paid during the period	$33,167	$135,041
Supplemental disclosure of non-cash investing and financing activities:
Discount on notes payable	$38,222	$108,904

See accompanying notes to unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2019

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

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2018.

Principles of Consolidation

The consolidated financial statements for June 30, 2019 include the accounts of IIOT-OXYS, Inc., OXYS Corporation, and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company was only recently formed, has incurred continuing operating losses and has an accumulated deficit of $4,480,061 and $3,153,020 at June 30, 2019 and December 31, 2018, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

4. COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement on March 12, 2019 which began on January 1, 2019 and terminated on June 30, 2019. The Company is obligated to pay the landlord monthly installments of $2,000 for total future lease payments of $6,000 in 2019.

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

The consulting agreement with the director was terminated upon the resignation of the director on September 20, 2018 and, pursuant to a Settlement Agreement, 104,673 earned shares were vested. According to the remaining four agreements, 910,000 shares vested in 2019 thus far, 409,000 shares of common stock will vest in the remainder of 2019, 2,470,000 shares of common stock in 2020, and 3,680,000 shares of common stock in 2021.

The value of the shares was assigned at fair market value on the effective date of the agreement and the pro-rata number of shares earned was calculated and amortized at the end of each reporting period. As of June 30, 2019, 104,673 shares of common were issued to the former director. As of December 31, 2018, no shares of common stock had been issued to these individuals. The Company accrued $756,207 and $417,229 in shares payable in conjunction with these agreements as of June 30, 2019 and December 31, 2018, respectively. A summary of these agreements is as follows.

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

The shares are issued under the 2019 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange. As of June 30, 2019, 560,000 shares had vested.

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

As of June 30, 2019, 300,000 shares had vested.

5. STOCKHOLDERS' EQUITY

Common Stock

The Company has authorized 190,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. At June 30, 2019 and December 31, 2018, the Company had 42,245,929 and 40,633,327 shares of common stock and no shares of preferred stock issued and outstanding, respectively.

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

As of June 30, 2019, and December 31, 2018, there was $1,484,493 and $1,854,873, respectively, of total unrecognized compensation costs related to the non-vested share-based compensation arrangements awarded to an engineer and consultants. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the three months and six months ended June 30, 2019 was $186,213 and $370,380. Total share-based consulting expense which is represented in accrued liabilities related to these consulting agreements for the three and six months ended June 30, 2019 was $203,713 and $494,268, respectively. Total share-based consulting expense which is represented in accrued liabilities related to these consulting agreements for the three and six months ended June 30, 2018 was $209,524.

On January 10, 2019, the Company entered into a Strategic Advisory Agreement with a consultant. The initial term of the agreement is 90 days from the date of the agreement and will be renewed for an additional 90-day term unless either party gives written notice at least ten days prior to the expiration of the initial term. Pursuant to the agreement, the consultant provided the Company consulting services pertaining to strategic planning for marketing and capital raising. In consideration of receipt of the services, the Company issued to the consultant 507,323 shares of the Company’s common stock amounting to $81,033 as of June 30, 2019.

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

On September 20, 2018, the consulting agreement with the director was terminated upon the resignation of the director and, pursuant to a Settlement Agreement, 104,673 earned shares were vested. The Company issued these shares in the prior period.

6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
	2019	2018
Net loss	$(547,003)	$(429,832)

Weighted average share outstanding basic	42,035,306	40,633,327

Basic and diluted loss per share	$(0.01)	$(0.01)

	For the Six Months Ended June 30,
	2019	2018
Net loss	$(1,327,041)	$(689,664)

Weighted average share outstanding basic	41,614,374	40,569,515

Basic and diluted loss per share	$(0.03)	$(0.02)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the three and six months ended June 30, 2019 and 2018 because their inclusion would be anti-dilutive:

	June 30, 2019	June 30, 2018
Warrants to purchase common stock	671,282	384,615
Potentially issuable shares related to convertible notes payable	3,084,615	–
Total anti-dilutive common stock equivalents	3,755,897	384,615

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

For the three and six months ended June 30, 2019 interest expense paid to the investor amounted to $14,959 and $29,754, respectively. For the three and six months ended June 30, 2018 interest expense paid to the investor amounted to $26,137 and $11,178, respectively. For the three and six months ended June 30, 2019 the Company also amortized to interest expense $2,999 and $47,692. For the three and six months ended June 30, 2018 the Company also amortized to interest expense $62,329 and $108,904, respectively from the amortization of the discount.

The unpaid principal balance of the Note is $500,000 at June 30, 2019 and December 31, 2018 and the remaining unamortized discount is $20,101 and $265,068, respectively.

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

For the three and six months ended June 30, 2019 interest expense paid to the investor amounted to $0. The unpaid principal balance of the Note is $55,000 at June 30, 2019, the remaining unamortized discount is $1,713, and accrued interest is $1,198. For the three and six months ended June 30, 2019 the Company also amortized to interest expense $760 and $1,326 from the amortization of the discount.

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

The unpaid principal balance of the Notes is $100,000 and the balance of the unamortized discount is $7,650 at June 30, 2019. Interest expense paid to the investors amounted to $2,992 and $3,814 for the three and six months ended June 30, 2019, respectively. For the three months and six months ended June 30, 2019 the Company also amortized to interest expense $2,807 and $3,576, respectively, from the amortization of the discount.

8. RELATED PARTIES

At June 30, 2019 and December 31, 2018, the amount due to stockholders was $1,000. The balance is payable to two stockholders related to opening bank balances.

At June 30, 2019 and December 31, 2018 accounts payable due to three officers was $468,594 and $237,514, respectively which is represented in accounts payable on the consolidated balance sheets. The majority of the balance is related to deferred salary expenses while the remainder is related to reimbursable expenses that were incurred throughout the year.

In January 2018 the Company entered into a lease agreement with a stockholder of the Company and paid monthly installments of $2,000 which terminated on December 31, 2018. The Company renewed the lease agreement in January 2019 for monthly installments of $2,000 which terminates on June 30, 2019. For the three and six months ended June 30, 2019 and 2018, rent expense paid to the stockholder amounted to $6,000 and $12,000, respectively.

The Company entered into a verbal arrangement in June of 2017 with a company controlled by a shareholder to provide administrative services. Total payments to the related party for administrative services amounted to approximately $0 for the three and six months ended June 30, 2019 and approximately $5,000 and $26,000, for the three and six months ended June 30, 2018, respectively.

For the three and six months ended June 30, 2019 professional expense paid to directors and officers of the Company amounted to $0. For the three and six months ended June 30, 2018, professional expense paid to directors and officers of the Company amounted to approximately $7,200 and $50,200, respectively. For the three and six months ended June 30, 2019, travel expense paid on behalf of directors and officers of the Company amounted to approximately $0. For the three and six months ended June 30, 2018, travel expenses paid on behalf of directors and officers of the Company amounted to approximately $0 and $10,000, respectively.

9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined to disclose the following:

On August 2, 2019, IIOT-OXYS, Inc., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement (the “SPA”) with Vidhyadhar Mitta, a director of the Company (the “Lender”), for the purchase of a 12% Secured Convertible Note in the principal amount of up to $125,000 (the “Note”). The Note is convertible, in whole or in part, into shares of the Company’s Common Stock, at any time at a rate of $0.08 per share with fractions rounded up to the nearest whole share, unless paid in cash at the Company’s election. The Note bears interest at a rate of 12% per annum and interest payments will be made on a quarterly basis. The Note matures August 2, 2021. On August 2, 2019, the first closing of the Note occurred pursuant to which the Company received $75,000 (the “First Closing”). The second and third closings will occur 30 and 60 days from the First Closing and the Company will receive an additional $25,000 in each subsequent closing.

The Note is governed by the SPA and is secured by all the assets of the Company (but is not a senior secured note) pursuant to the Security Agreement. In addition to the issuance of the Note, the Company issued to the Lender warrants to purchase one share of the Company’s Common Stock for 50% of the number of shares of Common Stock issuable upon conversion of the funds received in the First Closing (the “Warrants”). Each Warrant is immediately exercisable at $0.12 per share and expires on August 2, 2024.

On August 7, 2019, the Company entered into an Advisory Agreement (the “Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc. (the “Advisor”) pursuant to which the Company will pay to the Advisor an aggregate $25,000 in exchange for services related to a Business Combination with a Target (as defined in the Agreement). The term of the Agreement is for one year and the Agreement may be extended upon mutual consent of the parties thereto.

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

The financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the periods ended June 30, 2018 and 2019 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

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

On December 14, 2017, we entered into a Share Exchange Agreement (the “HereLab SEA”) with HereLab, Inc., a Delaware corporation (“HereLab”), and HereLab’s two shareholders pursuant to which we would acquire all the issued and outstanding shares of HereLab in exchange for the issuance of 1,650,000 shares of our Common Stock, on a pro rata basis, to HereLab’s two shareholders. The closing of the transaction occurred on January 11, 2018 and HereLab became our wholly owned subsidiary.

At the present time, we have two, wholly owned subsidiaries which are OXYS Corporation and HereLab, Inc., through which our operations are conducted.

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

HOW WE DO IT

Our location in Cambridge, Massachusetts is ideal since market-leading Biotech, Medtech, and Pharma multinational firms have offices or R&D centers in Cambridge or the Greater Boston area, which gives us easier access to potential sales which, in turn, lowers our cost of sales. Additionally, we continue to add value to structural health monitoring and smart manufacturing customers as well. We, therefore, have a range of opportunities as we continue to expand our customer base.

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

WHAT MARKETS WE SERVE

SMART MANUFACTURING

We help our customers maintain machine uptime and maximize operational efficiency. We also enable them to do energy monitoring, predictive maintenance that anticipates problems before they happen, and improve part and process quality.

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

ADVANCED ALGORITHMS

We have sought to differentiate ourselves from our competitors by developing advanced algorithms on our own and in collaboration with world-leading research institutions. These algorithms are an essential part of the edge computing strategy that convert raw data into actionable knowledge right where the data is collected without having to send the data to the cloud first.

RECONFIGURABLE HARDWARE AND SOFTWARE

Instead of focusing on creating tools, we use open source tools to create proprietary content.

Liquidity and Capital Resources

At June 30, 2019, the Company had a cash balance of $12,907, which represents a $26,319 decrease from the $39,226 balance at December 31, 2018. This decrease was primarily the result of cash provided by the issuance of convertible notes in the aggregate amount of $155,000 offset by cash used to satisfy the requirements of a reporting company and due to acceleration in product development activities. The Company’s working capital at June 30, 2019 was a deficit of $(1,406,157), as compared to a December 31, 2018 working capital deficit of $(750,696).

For the three months ended June 30, 2019, the Company incurred a net loss of $547,003.

For the three months ended June 30, 2018, the Company incurred a net loss of $429,932.

For the six months ended June 30, 2019, the Company incurred a net loss of $1,327,041. Net cash used in operating activities was $181,309 for the six months ended June 30, 2019.

For the six months ended June 30, 2018, the Company incurred a net loss of $689,664. Net cash used by operating activities was $309,529 for the six months ended June 30, 2018.

For the six months ended June 30, 2019, investing activities consisted of $0. During the same period, financing activities consisted of cash received totaling $155,000 from proceeds from convertible notes payable.

For the six months ended June 30, 2018, investing activities consisted of $119 of cash received in the acquisition of HereLab, Inc. During the same period, financing activities consisted of cash received totaling $500,000 from the issuance of a convertible note payable.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses from operations of $547,003 and $429,832 for the three months ended June 30, 2019 and 2018, and losses from operations of $1,327,041 and $689,664 for the six months ended June 30, 2019 and 2018 and has an accumulated deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company but cannot assure that such financing will be available on acceptable terms. At the Company’s current rate of expenditure, the Company anticipates being able to maintain current operations for five months; however, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of equity securities. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.

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

Results of Operations for the Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018

For the three months ended June 30, 2019, the Company earned revenues of $21,850 and incurred related cost of sales of $6,410. The Company incurred professional fees of $492,257, interest fees of $25,343 and other general and administrative expenses of $44,843. As a result, the Company incurred a net loss of $547,003 for the three months ended June 30, 2019.

Comparatively, for the three months ended June 30, 2018, the Company earned revenues of $50,522, and incurred related cost of sales of $23,035. The Company incurred professional fees of $357,919, interest fees of $78,603 and other general and administrative expenses of $20,797. As a result, the Company incurred a net loss of $429,832 for the three months ended June 30, 2018.

During the current and prior period, the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Results of Operations for the Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018

For the six months ended June 30, 2019, the Company earned revenues of $64,687 and incurred related cost of sales of $18,579. The Company incurred professional fees of $981,062, interest fees of $87,779, loss on extinguishment of debt of $221,232 and other general and administrative expenses of $83,075. As a result, the Company incurred a net loss of $1,327,041 for the six months ended June 30, 2019.

Comparatively, for the six months ended June 30, 2018, the Company earned revenues of $64,172 and incurred related cost of sales of $31,785. The Company incurred professional fees of $500,913, interest fees of $135,041 and other general and administrative expenses of $86,097. As a result, the Company incurred a net loss of $689,664 for the six months ended June 30, 2018.

During the current and prior period, the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Year over Year (YoY) revenue growth for the six months ended June 30, 2019, was essentially flat. While these results are at the lower side of our YTD revenue goals, we remain confident in our 2019 annual revenue projections. We expect revenue growth in the second half of 2019 will be fueled by the additional customers that in the first half of 2019 entered Non-Disclosure Agreements (NDAs), a critical first step in the customer development process. We now have NDAs with five potential new customers: two Medical Device companies (one of which is a Fortune 500 company); one Pharma company (another Fortune 500 company); one Aerospace (also a Fortune 500 company); and one Automotive (a multi-national company, based in Europe). We believe this will keep us on course to secure ten new customers by the end of 2019. Our confidence is also buoyed by factors stated previously: The continuing impact of an experienced Leadership Team; Execution from our Technology team, especially in the area of Artificial Intelligence & Machine Learning (AI & ML); Execution of contracts secured; and focus on high potential Growth Markets (specifically Biotech, Pharma, and Medical Device Operations). Furthermore, we expect our business will continue to benefit from the rapid growth of the Industrial Internet of Things (IIoT) market, and our unique value proposition to serve said rapidly growing market. Market research shows the worldwide IIoT market in 2017 was $92 billion USD and is projected to be $227 billion USD by 2021 (25% CAGR). Our edge computing open-source hardware and proprietary ML algorithms employ our Minimally-Invasive Load Monitoring (MILM) technology to simply gather data and gain insights to monitor & scope power, move from preventive to predictive maintenance, and even optimize development and manufacturing processes. This unique value proposition has been embraced by our customers, including a Fortune 500 Pharmaceutical Manufacturer. It is important to note our year to date results were at the lower end of our revenue goals due to (in part) to the lag in securing additional capital funding, which (thus far) totaled $125,000 in Q3 of 2019.

We continue to be on track for 2019 YoY revenue growth that will meet or exceed that of 2018. This is due to the factors stated above that are now firmly in place: Experienced Leadership; Savvy Technological Talent, Operational Execution Excellence; and Focus on New Customers and Expanded Business with the current customer base. Combined with the continued rapid growth of the IIoT market and the anticipated continued infusion of additional capital funding, we believe that we remain on track for strong growth and performance in 2019.

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

The Company has elected to take advantage of the exemption from the adoption of new or revised financial accounting standards until they would apply to private companies. As a result of this election, our financial statements may not be comparable to public companies required to adopt these new requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Clifford L. Emmons, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Emmons, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2019. Based on his evaluation, Mr. Emmons concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2019.

Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Uptick Capital LLC Issuance

On January 10, 2019, the Company entered into a Strategic Advisory Agreement (the “Uptick Agreement”) with Uptick Capital LLC (“Uptick”).

In consideration of receipt of the services from Uptick pursuant to the Uptick Agreement, during the three months ended June 30, 2019, the Company issued an aggregate of 435,606 shares of Common Stock to Uptick (the “Uptick Shares”).

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

CEO Plan Issuance

On June 4, 2019, 560,000 shares of Common Stock which were awarded to Clifford L. Emmons, the Company’s Chief Executive Officer, vested pursuant to the Consulting Agreement dated effective June 4, 2018 between the Company and Mr. Emmons. The shares were awarded under the Company’s 2019 Stock Incentive Plan.

Mr. Emmons delivered to the Company appropriate investment representations with respect to the shares and consented to the imposition of a restrictive legend upon the shares. Mr. Emmons did not enter into the transaction with the Company as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Emmons was also afforded the opportunity to ask questions of management and to receive answers concerning the terms and conditions of the transaction. The shares were sold without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the shares.

CTO Plan Issuance and Conversion of Accrued and Unpaid Fees

On April 22, 2019, Antony Coufal, the Company’s Chief Technology Officer, submitted a conversion notice to the Company pursuant to which he converted $45,000 of accrued and unpaid consulting fees into shares of the Company’s Common Stock. Pursuant to the Amended and Restated Consulting Agreement dated effective April 23, 2018 between the Company and Mr. Coufal (the “Coufal Agreement”), the accrued and unpaid fees converted into 454,546 shares of the Company’s Common Stock. The shares were awarded under the Company’s 2019 Stock Incentive Plan.

On April 23, 2019, 300,000 shares of Common Stock which were awarded to Mr. Coufal pursuant to the Coufal Agreement vested. The shares were awarded under the Company’s 2017 Stock Incentive Plan.

Mr. Coufal delivered to the Company appropriate investment representations with respect to the shares and consented to the imposition of a restrictive legend upon the shares. Mr. Coufal did not enter into the transaction with the Company as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Coufal was also afforded the opportunity to ask questions of management and to receive answers concerning the terms and conditions of the transaction. The shares were sold without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the shares.

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

IIOT-OXYS, Inc.

Date: August 14, 2019	By	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

