Form 10-Q
period 2019-09-30
IIOT-OXYS, Inc.
filed 2019-11-14
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the registrant’s common stock on November 14, 2019, was 45,587,094.

1

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2019 and December 31, 2018

	September 30, 2019 (unaudited)	December 31, 2018

Assets
Current Assets
Cash and Cash Equivalents	$61,564	$39,226
Accounts Receivable, net	5,200	33,000
Prepaid Expense	14,196	4,452
Inventory	507	317
Total Current Assets	81,467	76,995

Intangible Assets, net	409,968	446,992
Total Assets	$491,435	$523,987

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accounts Payable	$788,452	$377,962
Accrued Liabilities	760,375	449,729
Total Current Liabilities	1,548,827	827,691

Notes Payable, net	668,191	234,932
Due to Stockholder	1,000	1,000
Total Liabilities	2,218,018	1,063,623

Commitments and Contingencies (Note 8)

Stockholders' (Deficit) Equity
Preferred stock $0.001 par value, 10,000,000 shares authorized; 0 issued and outstanding	–	–
Common stock $0.001 par value, 190,000,000 shares authorized; 43,263,547 and 40,633,327 shares issued and outstanding, respectively	43,264	40,633
Additional Paid-in Capital	3,059,530	2,572,751
Accumulated Deficit	(4,829,377)	(3,153,020)

Total Stockholders' (Deficit) Equity	(1,726,583)	(539,636)
Total Liabilities and Stockholders' (Deficit) Equity	$491,435	$523,987

See accompanying notes to unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2019 and 2018

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Sales	$49,260	$98,387	$113,947	$162,559
Cost of Sales	15,128	22,543	33,707	54,328
Gross Profit	34,132	75,844	80,240	108,231

Expenses
Demo Parts	–	–	63	936
Bank Service Charges	940	135	2,291	494
Office Expenses	6,062	9,488	26,836	25,131
Organization Costs	4,366	7,098	14,930	19,685
Insurance	5,853	5,978	16,038	17,458
Professional	295,465	175,033	1,276,528	675,946
Travel	20,167	3,850	32,684	7,866
Patent License Fee	1,645	39,582	4,719	80,658
Amortization of Intangible Assets	12,477	–	37,024	–
Total Expenses	346,975	241,164	1,411,113	828,174

Other Income (Expense)
Loss on Extinguishment of Debt	–	–	(221,232)	–
Interest Expense	(36,473)	(78,137)	(124,252)	(213,178)
Total Other Income (Expense)	(36,473)	(78,137)	(345,484)	(213,178)

Net Loss Before Income Taxes	(349,316)	(243,457)	(1,676,357)	(933,121)

Income Tax Benefit	–	–	–	–

Net Loss	$(349,316)	$(243,457)	$(1,676,357)	$(933,121)

Loss per Common Share	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Weighted Average Number of Shares Outstanding - Basic and Diluted	42,775,966	40,633,327	42,005,826	40,591,019

See accompanying notes to unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

For the Three Months Ended September 30, 2019 and 2018

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance June 30, 2018	40,633,327	40,633	2,572,751	(2,229,386)	383,998

Net loss	–	–	–	(243,457)	(243,457)

Balance September 30, 2018	40,633,327	$40,633	$2,572,751	$(2,472,843)	$140,541

Balance June 30, 2019	42,245,929	42,246	2,827,568	$(4,480,061)	(1,610,247)

Stock-based compensation	1,017,618	1,018	128,884	–	129,902

Discount on notes payable	–	–	103,078	–	103,078

Net loss	–	–	–	(349,316)	(349,316)

Balance September 30, 2019	43,263,547	$43,264	$3,059,530	$(4,829,377)	$(1,726,583)

See accompanying notes to unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

For the Nine Months Ended September 30, 2019 and 2018

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2017	38,983,327	38,983	1,579,401	(1,539,721)	78,663

Acquisition of HereLab	1,650,000	1,650	493,350	–	495,000

Beneficial conversion feature discount on note payable	–	–	500,000	–	500,000

Net loss	–	–	–	(933,121)	(933,121)

Balance September 30, 2018	40,633,327	$40,633	$2,572,751	$(2,472,842)	$140,542

Balance December 31, 2018	40,633,327	40,633	2,572,751	$(3,153,020)	(539,636)

Stock-based compensation	2,630,220	2,631	345,479	–	348,110

Discount on notes payable	–	–	141,300	–	141,300

Net loss	–	–	–	(1,676,357)	(1,676,357)

Balance September 30, 2019	43,263,547	$43,264	$3,059,530	$(4,829,377)	$(1,726,583)

See accompanying notes to unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash Flows from Operating Activities:
Net Loss	$(1,676,357)	$(933,121)

Adjustments to reconcile net loss to net cash (used) by operating activities:
Loss on Extinguishment of Debt	221,232	–
Stock Based Compensation	348,110	–
Acquisition of Net Assets	–	(332)
Amortization of Discount on Notes Payable	68,328	171,917
Amortization of Intangible Assets	37,024	–

Changes in assets and liabilities:
(Increase) Decrease in:
Accounts Receivable	27,800	(39,364)
Inventory	(190)	(41,341)
Prepaid Expense	(9,745)	8,171
Escrow	–	1,782
Licensing Agreement	–	1,000
Increase (Decrease) in:
Accounts Payable	410,490	138,279
Accrued Liabilities	310,646	249,373
Net Cash Used by Operating Activities	(262,662)	(443,636)

Cash Flows from Investing Activities:
Cash Received in Acquisition of HereLab	–	119
Net Cash Provided by Investing Activities	–	119

Cash Flows from Financing Activities:
Cash Received from Convertible Note Payable	285,000	500,000
Net Cash Provided by Financing Activities	285,000	500,000

Net (Decrease) Increase in Cash and Cash Equivalents	22,338	56,483

Cash and Cash Equivalents at Beginning of Period	39,226	60,863

Cash and Cash Equivalents at End of Period	$61,564	$117,346

Supplemental disclosure of cash flow information:
Interest paid during the period	$19,816	$213,178
Supplemental disclosure of non-cash investing and financing activities:
Discount on notes payable	$146,300	$500,000

See accompanying notes to unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2019

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

Principles of Consolidation

The consolidated financial statements for September 30, 2019 include the accounts of IIOT-OXYS, Inc., OXYS Corporation, and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company was only recently formed, has incurred continuing operating losses and has an accumulated deficit of $4,829,377 and $3,153,020 at September 30, 2019 and December 31, 2018, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

ASU 2018-07

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which aligned certain aspects of share-based payments accounting between employees and nonemployees. Specifically, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied and an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. On January 1, 2019, the Company adopted ASU 2018-17. The new standard did not have a significant impact on the Company’s financial statements or disclosures.

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

4. COMMITMENTS AND CONTINGENCIES

The Company entered into consulting agreements with one director, three executive officers, and one engineer of the Company throughout the prior year which include commitments to issue shares of the Company’s common stock from the Company’s Stock Incentive Plans.

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

The consulting agreement with the director was terminated upon the resignation of the director on September 20, 2018 and, pursuant to a Settlement Agreement, 104,673 earned shares were vested. According to the remaining four agreements, 910,000 shares vested in 2019 thus far (with 409,000 shares remaining to vest in 2019), 2,470,000 shares of common stock will vest in 2020, and 3,680,000 shares of common stock in 2021.

The value of the shares was assigned at fair market value on the effective date of the agreement and the pro-rata number of shares earned was calculated and amortized at the end of each reporting period. As of September 30, 2019, 104,673 shares of common were issued to the former director. As of December 31, 2018, no shares of common stock had been issued to these individuals. The Company accrued $944,467 and $417,229 in shares payable in conjunction with these agreements as of September 30, 2019 and December 31, 2018, respectively. A summary of these agreements is as follows.

On June 18, 2018, the Company entered into a Consulting Agreement dated July 1, 2018 with an engineer. The term of the agreement is for three years beginning as of the effective date, unless terminated earlier pursuant to the agreement. The services to be provided by the engineer are customary for the position in which the engineer is serving. On October 18, 2018 the Company entered into Amendment No. 3 to the Consulting Agreement with the engineer consultant. Pursuant to the amendment, the vesting schedule of the equity compensation awarded to the engineer was clarified and also provided for acceleration of vesting upon the occurrence of a change in control. As of the effective date of July 1, 2018, the Company shall issue to the engineer an aggregate of 200,000 shares of the Company’s common stock with vest as follows:

1.       50,000 shares on the first-year anniversary of the effective date;

2.       70,000 shares on the second-year anniversary of the effective date; and

3.       80,000 shares on the third-year anniversary of the effective date.

The shares are issued under the 2017 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange. As of September 30, 2019, 50,000 shares had vested.

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

The shares are issued under the 2019 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange. As of September 30, 2019, 560,000 shares had vested.

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

The shares are issued under the 2017 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange. As of September 30, 2019, no shares had vested.

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

As of September 30, 2019, 300,000 shares had vested.

5. STOCKHOLDERS' EQUITY

Common Stock

The Company has authorized 190,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. At September 30, 2019 and December 31, 2018, the Company had 43,263,547 and 40,633,327 shares of common stock and no shares of preferred stock issued and outstanding, respectively.

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

As of September 30, 2019, and December 31, 2018, there was $1,296,233 and $1,854,873, respectively, of total unrecognized compensation costs related to the non-vested share-based compensation arrangements awarded to an engineer and consultants. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the three and nine months ended September 30, 2019 was $188,260 and $558,640.

Total share-based compensation for the three and nine months ended September 30, 2019 was $129,902 and $348,110, respectively. Total share-based compensation for the three and nine months ended September 30, 2018 was $0.

On September 20, 2018, the consulting agreement with the director was terminated upon the resignation of the director and, pursuant to a Settlement Agreement, 104,673 earned shares were vested amounting to $21,458. The Company issued these shares on January 1, 2019.

On January 10, 2019, the Company entered into a Strategic Advisory Agreement with a consultant. The initial term of the agreement is 90 days from the date of the agreement and will be renewed for an additional 90-day term unless either party gives written notice at least ten days prior to the expiration of the initial term. Pursuant to the agreement, the consultant provided the Company consulting services pertaining to strategic planning for marketing and capital raising. In consideration of receipt of the services, the Company issued to the consultant 1,885,547 shares of the Company’s common stock amounting to $249,402 as of September 30, 2019.

On March 7, 2019, the Board of Directors of the Company approved the Financial Consulting Agreement dated effective March 4, 2019 with a consultant pursuant to which the Company issued to the consultant 500,000 shares of the Company’s common stock amounting to $60,000 in exchange for consulting services provided by the consultant to the Company. The term of the agreement is six months, unless terminated earlier.

On March 7, 2019, the Board of Directors of the Company approved the Settlement Agreement dated effective October 5, 2018 with a consultant pursuant to which the Company issued to the consultant 65,000 shares of the Company’s common stock amounting to $7,800 in exchange for payment, in full, for consulting services provided by the consultant to the Company in 2018.

On July 12, 2019 the Board of Directors of the Company approved an issuance of 25,000 shares of the Company’s common stock amounting to $2,500 to a consultant as a bonus for services performed.

On September 6, 2019, the Company entered into a Financial Public Relations Agreement. The term of the Agreement is 45 days from the date of the Agreement and will be renewed upon written consent of the parties. Pursuant to the Agreement, the consultant will provide the Company consulting services pertaining to investor relations. In consideration of receipt of the services the Company issued to the consultant 50,000 shares of the Company’s common stock amounting to $6,950.

6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,
	2019	2018
Net loss	$(349,316)	$(243,457)

Weighted average share outstanding basic	42,775,966	40,633,327

Basic and diluted loss per share	$(0.01)	$(0.01)

	For the Nine Months Ended September 30,
	2019	2018
Net loss	$(1,676,357)	$(933,121)

Weighted average share outstanding basic	42,005,826	40,591,019

Basic and diluted loss per share	$(0.04)	$(0.02)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the three and nine months ended September 30, 2019 and 2018 because their inclusion would be anti-dilutive:

	September 30, 2019	September 30, 2018
Warrants to purchase common stock	1,315,032	384,615
Potentially issuable shares related to convertible notes payable	4,337,525	2,500,000
Total anti-dilutive common stock equivalents	5,652,557	384,615

7. CONVERTIBLE NOTE PAYABLE

On January 18, 2018, the Board of Directors of the Company approved a non-public offering of up to $1,000,000 aggregate principal amount of its 12% Senior Secured Convertible Notes. The notes are convertible, in whole or in part, into shares of the Company’s common stock, at any time at a rate of $0.65 per share with fractions rounded up to the nearest whole share, unless paid in cash at the Company’s election. The notes bear interest at a rate of 12% per annum and interest payments will be made on a quarterly basis. The notes mature January 15, 2020.

The notes are governed by a Securities Purchase Agreement and are secured by all the assets of the Company pursuant to a Security and Pledge Agreement. In addition to the issuance of the notes in the offering, the Company’s Board of Directors approved, as part of the offering, the issuance of warrants to purchase one share of the Company’s common stock for 50% of the number of shares of common stock issuable upon conversion of each note. Each warrant is immediately exercisable at $0.75 per share, contains certain anti-dilution down-round features and expires on January 15, 2023. If the Company ever defaults on the loan the warrants to be issued will increase from 50% of the number of shares of common stock issuable upon conversion to 100%.

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

On March 7, 2019, the Board of Directors of the Company approved Amendment No. 1 to the 12% Senior Secured Convertible Promissory Note and the Warrant Agreement, each issued January 22, 2018, respectively, to the note holder. The amendments (i) extend the maturity date of the note to March 1, 2021 and extend the term of the warrants to March 6, 2024, (ii) lower the conversion price of the note and the exercise price of the warrants to $0.20 and $0.30, respectively, and (iii) add an adjustment to the conversion and exercise price of the note and warrants, respectively, in the event the Company does not achieve certain milestones during calendar 2019. The fair value of the warrants is $25,162 determined using the Black-Scholes valuation model with the following assumptions: expected term of 2.5 years; risk free interest rate of 2.6%; and volatility of 127.4%. The effective conversion rate resulted in a discount of $23,956 and is amortized to interest expense using the effective interest method over the term of the note. The Company recognized a loss on extinguishment of debt of $221,232 related to the decrease in conversion price.

For the three and nine months ended September 30, 2019 interest expense paid to the investor amounted to $15,123 and $44,877, respectively. For the three and nine months ended September 30, 2018 interest expense paid to the investor amounted to $15,123 and $41,260, respectively. For the three and nine months ended September 30, 2019 the Company also amortized to interest expense $3,032 and $50,724, respectively. For the three and nine months ended September 30, 2018 the Company also amortized to interest expense $63,014 and $171,918, respectively, from the amortization of the discount.

The unpaid principal balance of the note is $500,000 at September 30, 2019 and December 31, 2018 and the remaining unamortized discount is $17,069 and $265,068, respectively.

On January 22, 2019, the Company entered into a Securities Purchase Agreement and Security and Pledge Agreement with a single investor and issued a Secured Convertible Promissory Note to the investor in the principal amount of $55,000. An aggregate of $54,000 of the subscription funds were received by the Company from the investor on February 5, 2019 and February 8, 2019. $1,000 of the subscription funds were received by the Company from the investor on March 26, 2019. In addition to the note, the Company issued to the investor 36,667 warrants. The warrants are considered equity instruments based on the Company’s adoption of ASU 2017-11.

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

For the three and nine months ended September 30, 2019 interest expense paid to the investor amounted to $0. The unpaid principal balance of the note and accrued interest is $55,000 and $1,891, respectively, at September 30, 2019, the remaining unamortized discount is $953. For the three and nine months ended September 30, 2019 the Company also amortized to interest expense $760 and $2,086, respectively, from the amortization of the discount. This note and accrued interest is due to a related party.

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

The notes are governed by a Securities Purchase Agreement and are secured by all the assets of the Company pursuant to a Security and Pledge Agreement. Funding is subject to the occurrence of certain milestones, as stated in the SPA. In addition to the issuance of the notes in the offering, the Company’s Board of Directors approved, as part of the offering, the issuance of warrants to purchase one share of the Company’s common stock for 50% of the number of shares of common stock issuable upon conversion of each note. Each warrant is immediately exercisable at $0.30 per share and expires five years from the issuance date.

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

The proceeds received upon issuing the notes and warrants were allocated to each instrument on a relative fair value basis. The initial fair value of the warrants was $12,646 determined using the Black-Scholes valuation model with the following assumptions: expected term of 2.5 years; risk free interest rate of 2.5%; and volatility of 127%. The effective conversion rate resulted in a discount of $11,226 and is amortized to interest expense using the effective interest method over the term of the notes.

The unpaid principal balance of the notes is $100,000 and the balance of the unamortized discount is $4,843 at September 30, 2019. Interest expense paid to the investors amounted to $3,025 and $6,838 for the three and nine months ended September 30, 2019, respectively. For the three months and nine months ended September 30, 2019, the Company also amortized to interest expense $2,807 and $6,383, respectively, from the amortization of the discount.

On August 2, 2019, the Company entered into a Securities Purchase Agreement with an investor for the purchase of a 12% Secured Convertible Note in the principal amount of up to $125,000. The note is convertible, in whole or in part, into shares of the Company’s common stock, at any time at a rate of $0.08 per share with fractions rounded up to the nearest whole share, unless paid in cash at the Company’s election. The note bears interest at a rate of 12% per annum and interest payments will be made on a quarterly basis. The note matures August 2, 2021. $75,000 and $25,000 subscription funds were received by the Company from the investor on August 2, 2019 and September 6, 2019, respectively. In addition to the note, the Company issued to the investor an aggregate of 468,750 warrants. The warrants are considered equity instruments based on the Company’s adoption of ASU 2017-11.

The proceeds received upon issuing the note and warrants were allocated to each instrument on a relative fair value basis. The initial fair value of the warrants was $21,076 determined using the Black-Scholes valuation model with the following assumptions: expected term of 1.0 years; risk free interest rate of 1.7%; and volatility of 122%. The effective conversion rate resulted in a Beneficial Conversion Feature greater than the proceeds received. Thus, the discount was limited to the proceeds received of $100,000 and was amortized to interest expense using the effective interest method over the term of the note.

The unpaid principal balance of the notes is $100,000 and the balance of the unamortized discount is $91,929 at September 30, 2019. Interest expense paid to the investor amounted to $1,652 for the three and nine months ended September 30, 2019. For the three months and nine months ended September 30, 2019, the Company also amortized to interest expense $8,071 from the amortization of the discount. This note is payable to and the interest expense was paid to a related party.

On August 29, 2019 (the “Issue Date”), the Company entered into a Securities Purchase Agreement with an investor for the purchase of a Convertible Promissory Note in the principal amount of up to $105,000. The Note is not convertible within 180 days of receipt of funds for the first closing and is then convertible, in whole or in part, into shares of the Company’s Common Stock at a rate of $0.20 per share. Upon an “Event of Default,” as defined in the note, the conversion price becomes the “Variable Conversion Price” which is defined in the note as “60% multiplied by the Marked Price.” “Market Price” is defined in the note as “the lowest one (1) Trading Price (as defined in the note) for the common stock during the twenty-five (25) Trading Day period ending on the last complete Trading Day prior to the Conversion Date.” The note bears interest at a rate of 10% per annum with principal and accrued and unpaid interest payable one year from the receipt of funds for each tranche under the note. Subscription funds of $30,000 were received by the Company from the investor on September 6, 2019 for which the Company paid a purchase price of $35,000. In addition to the notes, the Company issued to the investor an aggregate of 175,000 warrants. The warrants are considered equity instruments based on the Company’s adoption of ASU 2017-11.

The proceeds received upon issuing the notes and warrants were allocated to each instrument on a relative fair value basis. The initial fair value of the warrants was $3,430 determined using the Black-Scholes valuation model with the following assumptions: expected term of .25 years; risk free interest rate of 1.9%; and volatility of 132%. The effective conversion rate resulted in a discount of $3,078 and is amortized to interest expense using the effective interest method over the term of the notes.

The unpaid principal balance of the notes is $35,000 and the balance of the unamortized discount is $7,672 at September 30, 2019. Interest expense accrued amounted to $230 as of September 30, 2019. For the three months and nine months ended September 30, 2019 the Company also amortized to interest expense $1,065 from the amortization of the discount.

8. RELATED PARTIES

At September 30, 2019 and December 31, 2018, the amount due to stockholders was $1,000. The balance is payable to two stockholders related to opening bank balances.

At September 30, 2019 and December 31, 2018 accounts payable due to three officers was $600,077 and $237,514, respectively which is represented in accounts payable on the consolidated balance sheets. The majority of the balance is related to deferred salary expenses while the remainder is related to reimbursable expenses that were incurred throughout the year.

In January 2018 the Company entered into a lease agreement with a stockholder of the Company and paid monthly installments of $2,000 which terminated on December 31, 2018. The Company renewed the lease agreement in January 2019 for monthly installments of $2,000 which terminated on June 30, 2019, the Company now rents month to month. For the three and nine months ended September 30, 2019 and 2018, rent expense paid to the stockholder amounted to $6,000 and $18,000, respectively.

The Company entered into a verbal arrangement in June of 2017 with a company controlled by a shareholder to provide administrative services. Total payments to the related party for administrative services amounted to approximately $0 for the three and nine months ended September 30, 2019 and approximately $0 and $26,000, for the three and nine months ended September 30, 2018, respectively.

For the three and nine months ended September 30, 2019 professional expense paid to directors and officers of the Company amounted to $0. For the three and nine months ended September 30, 2018, professional expense paid to directors and officers of the Company amounted to approximately $7,200 and $57,400, respectively. For the three and nine months ended September 30, 2019, travel expense paid on behalf of directors and officers of the Company amounted to approximately $0. For the three and nine months ended September 30, 2018, travel expenses paid on behalf of directors and officers of the Company amounted to approximately $0 and $10,000, respectively.

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

The financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the periods ended September 30, 2018 and 2019 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

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

Results of Operations for the Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

For the three months ended September 30, 2019, the Company earned revenues of $49,260 and incurred related cost of sales of $15,128. The Company incurred professional fees of $295,465, interest fees of $36,473 and other general and administrative expenses of $51,510. As a result, the Company incurred a net loss of $349,316 for the three months ended September 30, 2019.

Comparatively, for the three months ended September 30, 2018, the Company earned revenues of $98,387, and incurred related cost of sales of $22,543. The Company incurred professional fees of $175,033, interest fees of $78,137 and other general and administrative expenses of $66,131. As a result, the Company incurred a net loss of $243,457 for the three months ended September 30, 2018.

During the current and prior period, the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Results of Operations for the Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018

For the nine months ended September 30, 2019, the Company earned revenues of $113,947 and incurred related cost of sales of $33,707. The Company incurred professional fees of $1,276,528, interest fees of $124,252, loss on extinguishment of debt of $221,232 and other general and administrative expenses of $134,585. As a result, the Company incurred a net loss of $1,676,357 for the nine months ended September 30, 2019.

Comparatively, for the nine months ended September 30, 2018, the Company earned revenues of $162,559 and incurred related cost of sales of $54,328. The Company incurred professional fees of $675,946, interest fees of $213,178 and other general and administrative expenses of $152,228. As a result, the Company incurred a net loss of $933,121 for the nine months ended September 30, 2018.

During the current and prior period, the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Year over Year (“YoY”) revenue growth for the nine months ended September 30, 2019, was 29.6% below the same period last year. These results are at the lower side of our YTD revenue goals, and due to a lag in capital raised to date, we expect our 2019 annual revenue growth to fall below our previously anticipated levels. Due to this shortfall in capital funds, we expect both final quarter and annual 2019 revenues to be flat versus 2018 levels. On a positive note, during the first three quarters of 2019, additional customers entered Non-Disclosure Agreements (“NDAs”), a critical first step in the customer development process. This quarter we signed an NDA with an additional potential customer, bringing the total number of potential new customers with NDAs to six: two Medical Device companies (one of which is a Fortune 500 company); one Pharma company (another Fortune 500 company); one Aerospace (also a Fortune 500 company); one Automotive (a multinational corporation, based in Europe); and a multinational infrastructure company based in Asia. Although we are pleased with the number of new customers under NDA, we expect fewer customers will place their first orders in 2019 than previously anticipated. This is due to delays in bringing on full time sales staff, caused by the shortfall in anticipated capital raise. Despite these headwinds, our confidence is buoyed by factors stated previously: The continuing impact of an experienced leadership team; execution from our technology team, especially in the area of Artificial Intelligence & Machine Learning (“AI & ML”); execution of contracts secured; and focus on high potential growth markets (specifically Biotech, Pharma, and Medical Device Operations). Furthermore, we expect our business will continue to benefit from the rapid growth of the Industrial Internet of Things (“IIoT”) market, and our unique value proposition to serve said rapidly growing market. Market research shows the worldwide IIoT market in 2017 was $92 billion USD and is projected to be $227 billion USD by 2021 (25% CAGR). Our edge computing open-source hardware and proprietary ML algorithms employ our minimally-invasive load monitoring (“MILM”) technology to simply gather data and gain insights to monitor & scope power, move from preventive to predictive maintenance, and even optimize development and manufacturing processes. This unique value proposition has been embraced by our customers, including a Fortune 500 Pharmaceutical Manufacturer. It is important to repeat that our year to date results were at the lower end of our revenue goals due to the lag in securing additional capital funding, which totaled $160,000 in Q3 of 2019 ($35,000 more than reported last quarter).

While 2019 YoY revenue is expected to be flat compared to 2018, we remain optimistic for 2020 revenue growth. This is due to the factors stated above that are now firmly in place: experienced leadership; savvy technological talent, operational execution excellence; and focus on new customers and expanded business with the current customer base. Combined with the continued rapid growth of the IIoT market and the anticipated continued infusion of additional capital funding, we believe that we remain on track for strong growth and performance in 2020.

Liquidity and Capital Resources

At September 30, 2019, the Company had a cash balance of $61,564, which represents a $22,338 increase from the $39,226 balance at December 31, 2018. This increase was primarily the result of cash provided by the issuance of convertible notes in the aggregate amount of $285,000 offset by cash used to satisfy the requirements of a reporting company and due to acceleration in product development activities. The Company’s working capital at September 30, 2019 was a deficit of $(1,467,360), as compared to a December 31, 2018 working capital deficit of $(750,696).

For the three months ended September 30, 2019, the Company incurred a net loss of $349,316.

For the three months ended September 30, 2018, the Company incurred a net loss of $243,457.

For the nine months ended September 30, 2019, the Company incurred a net loss of $1,676,357. Net cash used in operating activities was $262,662 for the nine months ended September 30, 2019.

For the nine months ended September 30, 2018, the Company incurred a net loss of $933,121. Net cash used by operating activities was $443,636 for the nine months ended September 30, 2018.

For the nine months ended September 30, 2019, investing activities consisted of $0. During the same period, financing activities consisted of cash received totaling $285,000 from proceeds from convertible notes payable.

For the nine months ended September 30, 2018, investing activities consisted of $119 of cash received in the acquisition of HereLab, Inc. During the same period, financing activities consisted of cash received totaling $500,000 from the issuance of a convertible note payable.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses from operations of $349,316 and $243,457 for the three months ended September 30, 2019 and 2018, and losses from operations of $1,676,357 and $933,121 for the nine months ended September 30, 2019 and 2018 and has an accumulated deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company but cannot assure that such financing will be available on acceptable terms. At the Company’s current rate of expenditure, the Company anticipates being able to maintain current operations for three months; however, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of equity securities. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Clifford L. Emmons, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Emmons, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2019. Based on his evaluation, Mr. Emmons concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2019.

Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Uptick Capital LLC Issuance

On January 10, 2019, the Company entered into a Strategic Advisory Agreement (the “Uptick Agreement”) with Uptick Capital LLC (“Uptick”).

In consideration of receipt of the services from Uptick pursuant to the Uptick Agreement, during the three months ended September 30, 2019, the Company issued an aggregate of 703,612 shares of Common Stock to Uptick (the “Uptick Shares”).

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

SmallCapVoice.com Issuance

On September 6, 2019, the Company entered into a Financial Public Relations Agreement (the “SmallCapVoice Agreement”) with SmallCapVoice.com (“SmallCapVoice”).

In consideration of receipt of the services from SmallCapVoice pursuant to the SmallCapVoice Agreement, on September 6, 2019, the Company issued 25,000 shares of Common Stock to SmallCapVoice (the “SmallCapVoice Shares”).

SmallCapVoice delivered to the Company appropriate investment representations with respect to the SmallCapVoice Shares and consented to the imposition of restrictive legends upon the stock certificates representing the SmallCapVoice Shares. SmallCapVoice did not enter into the transaction with the Company as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. SmallCapVoice was also afforded the opportunity to ask questions of management and to receive answers concerning the terms and conditions of the transaction. The SmallCapVoice Shares were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the SmallCapVoice Shares.

Burck Issuance

On July 1, 2019, the Company issued 50,000 shares of Common Stock to Sam Burck pursuant to the Consulting Agreement dated effective July 1, 2018, as amended, between the Company and Mr. Burck.

Mr. Burck delivered to the Company appropriate investment representations with respect to the shares and consented to the imposition of a restrictive legend upon the shares. Mr. Burck did not enter into the transaction with the Company as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Burck was also afforded the opportunity to ask questions of management and to receive answers concerning the terms and conditions of the transaction. The shares were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the shares.

Martin Issuance

On July 12, 2019, the Company issued 25,000 shares of Common Stock to Stephen Mario Martin as a bonus.

Mr. Martin delivered to the Company appropriate investment representations with respect to the shares and consented to the imposition of a restrictive legend upon the shares. Mr. Martin did not enter into the transaction with the Company as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Martin was also afforded the opportunity to ask questions of management and to receive answers concerning the terms and conditions of the transaction. The shares were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the shares.

Mitta Convertible Note Offering

On August 2, 2019, the Company entered into a Securities Purchase Agreement with Vidhyadhar Mitta, a director of the Company, for the purchase of a 12% Secured Convertible Note in the principal amount of up to $125,000 (the “Mitta Note”). The Mitta Note is convertible, in whole or in part, into shares of the Company’s Common Stock, at any time at a rate of $0.08 per share with fractions rounded up to the nearest whole share, unless paid in cash at the Company’s election. On August 2, 2019, the first closing of the Mitta Note occurred pursuant to which the Company received $75,000 (the “First Closing”). On September 6, 2019, the second closing occurred pursuant to which the Company received $25,000 (the “Second Closing”). On October 16, 2019, the third closing occurred pursuant to which the Company received $25,000 (the “Third Closing”). In addition to the issuance of the Mitta Note, the Company issued to Mr. Mitta warrants to purchase one share of the Company’s Common Stock for 50% of the number of shares of Common Stock issuable upon conversion of the funds received in the First Closing, the Second Closing, and the Third Closing (the “Mitta Warrants”). Each Mitta Warrant is immediately exercisable at $0.12 per share and expires on August 2, 2024.

Mr. Mitta delivered to the Company appropriate investment representations with respect to the Mitta Note and the Mitta Warrants and consented to the imposition of a restrictive legend upon the Mitta Note, the note conversion shares, the Mitta Warrants, and the warrant conversion shares. Mr. Mitta did not enter into the transaction with the Company as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Mitta was also afforded the opportunity to ask questions of management and to receive answers concerning the terms and conditions of the transaction. The securities were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the securities.

Crown Bridge Convertible Note Offering

On August 29, 2019 (the “Issue Date”), the Company entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC, a New York limited liability company (the “Lender”), for the purchase of a Convertible Promissory Note in the principal amount of up to $105,000 (the “Note”). The Note is not convertible within 180 days of receipt of funds for the first tranche (the “First Closing”) and is then convertible, in whole or in part, into shares of the Company’s Common Stock at a rate of $0.20 per share (the “Conversion Price”). Upon an “Event of Default,” as defined in the Note, the Conversion Price becomes the “Variable Conversion Price” which is defined in the Note as “60% multiplied by the Marked Price.” “Market Price” is defined in the Note as “the lowest one (1) Trading Price (as defined in the Note) for the Common Stock during the twenty-five (25) Trading Day period ending on the last complete Trading Day prior to the Conversion Date.”

On September 6, 2019, the first closing of the Note occurred pursuant to which the Company paid a purchase price of $35,000 (the “First Closing”). Additional closings will occur at the discretion of the Company and the Lender. In addition to the issuance of the Note, the Company issued to the Lender warrants to purchase one share of the Company’s Common Stock for 100% of the number of shares of Common Stock issuable upon conversion of the funds received in the First Closing (the “Warrants”). Each Warrant is immediately exercisable at $0.20 per share and expires on September 6, 2024.

The Lender delivered to the Company appropriate investment representations with respect to the Note and the Warrants and consented to the imposition of a restrictive legend upon the Note, the note conversion shares, the Warrants, and the warrant conversion shares. The Lender did not enter into the transaction with the Company as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. The Lender was also afforded the opportunity to ask questions of management and to receive answers concerning the terms and conditions of the transaction. The securities were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the securities.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IIOT-OXYS, Inc.

Date: November 14, 2019	By	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

