Form 10-K
period 2019-12-31
IIOT-OXYS, Inc.
filed 2020-06-23
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-50773

IIOT-OXYS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	81-3485426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

705 Cambridge Street, Cambridge, Massachusetts	02141
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (401) 307-3092

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐ (2) Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐.
Non-accelerated filer	☐ .	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of its most recently completed second fiscal quarter based upon the price at which the common equity was last sold was $4,608,850.

As of June 19, 2020, there were 135,167,713 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Factors that may cause differences between actual results and those contemplated by forward-looking statements include those discussed in “Risk Factors” and are not limited to the following:

•	the unprecedented impact of COVID-19 pandemic on our business, customers, employees, subcontractors and supply chain, consultants, service providers, stockholders, investors and other stakeholders;
•	general market and economic conditions;
•	our ability to maintain and grow our business with our current customers;
•	our ability to meet the volume and service requirements of our customers;
•	industry consolidation, including acquisitions by us or our competitors;
•	capacity utilization and the efficiency of manufacturing operations;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low cost geographies for manufacturing or distribution;
•	product pricing, including the impact of currency exchange rates;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	strategic relationships with our suppliers;
•	product quality and performance;
•	protection of our products and brand by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets;
•	government actions throughout the world; and
•	our ability to service secured debt, when due.

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

In filing the Annual Report on Form 10-K (the “Annual Report”) at this time, we are relying upon the orders (the “Orders”) issued by the Securities and Exchange Commission (the “SEC”) on March 4, 2020 and March 25, 2020 pursuant to Section 36 (Release Nos. 34-88318 and 34-88465) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), extending the time in which certain reports required to be filed pursuant to the Exchange Act are filed, and the Current Report on Form 8-K we filed on March 27, 2020, pursuant to which we reported that we may be unable to file this Annual Report on a timely basis because of the impact of COVID-19, which had and would adversely impact the ability of the individuals preparing the Annual Report to complete such task on a timely basis. We were unable to file this Annual Report on the original due date because (i) of the impact of COVID-19 for the reasons disclosed in the Current Report on Form 8-K filed on March 27, 2020 and (ii) management's devoting significant time and attention to assessing and responding to the impact of COVID-19.

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

A new management team was put into place in 2018, which constitutes our current management team.

At the present time, we have two, wholly-owned subsidiaries which are OXYS Corporation and HereLab, Inc., through which our operations are conducted.

General Overview

IIOT-OXYS, Inc., a Nevada corporation (the “Company”), and OXYS, were originally established for the purposes of designing, building, testing, and selling Edge Computing systems for the Industrial Internet. Both companies were, and presently are, early stage technology startups that are largely pre-revenue in their development phase. HereLab is also an early-stage technology development company. The Company received its first revenues in the last quarter of 2017, continued to realize revenues during 2018 and 2019, and expects to realize revenue growth in 2020 due to its business development pipeline.

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

PROGRESS IN 2020

Marketing

Our marketing and sales efforts are divided into several distinct categories:

1)	Working with technical partners who have larger sales forces;
2)	Direct business development and discussions with end use customers by company management; and
3)	Trade shows and international technical, sales and marketing meetings.

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

MIT declined to renegotiate the terms of the agreement and, on December 6, 2018, we received a notice of termination from MIT due to non-payment of fees. As of December 6, 2018, the agreement was terminated, fees are no longer accruing, interest is accruing and $71,352 in fees owed to MIT are still owing as of the date of this Annual Report. Despite the termination of the Agreement, we remain active with MIT as a member of the MIT Startup Exchange (STEX). The purpose of STEX is to promote collaboration and partnerships between MIT-connected startups and members of MIT’s Industrial Liaison Program. We remain open to future mutually acceptable agreements with MIT.

We continue to develop our proprietary algorithms and plan to protect them through a combination of trade secret, copyright, and patents.

Customers

Due to our status of a start-up, at the moment, we depend on a few major customers. This should change as we implement plans for future growth.

Employees

We had one full time employee in 2019; however, we had contractor employees (1099 basis) who were working daily on the core business activities of the business and have been doing so since the beginning of the business formation. As of April 23, 2020, we have five employees, all on W2’s, including the CEO, COO and CTO. All employees are currently part time.

At the present time, except for the funding received from Cambridge MedSpace LLC and Vidhyadhar Mitta in the form of secured notes, there are no conflicts of interest between the Company and any of our officers and directors. This was determined as follows: i) none of their outside activities are soliciting business from our customers or business contacts; ii) they are not soliciting our investors to invest in other ventures; and iii) they are not soliciting our contract employees to leave us and join other efforts. At present, all our business services are provided by outside contractors.

Item 1A. Risk Factors

Risks Related to Our Business

A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities or suppliers could adversely impact our business.

If a pandemic, epidemic, or outbreak of an infectious disease including the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19) first identified in Wuhan, Hubei Province, China, or other public health crisis were to affect our markets or facilities or those of our suppliers, our business could be adversely affected. Consequences of the coronavirus outbreak are resulting in disruptions in or restrictions on our ability to travel. If such an infectious disease broke out at our office, facilities or work sites, our operations may be affected significantly, our productivity may be affected, our ability to complete projects in accordance with our contractual obligations may be affected, and we may incur increased labor and materials costs. If the customers with which we contract are affected by an outbreak of infectious disease, service work may be delayed or cancelled, and we may incur increased labor and materials costs. If our subcontractors with whom we work were affected by an outbreak of infectious disease, our labor supply may be affected and we may incur increased labor costs. In addition, we may experience difficulties with certain suppliers or with vendors in their supply chains, and our business could be affected if we become unable to procure essential equipment, supplies or services in adequate quantities and at acceptable prices. Further, infectious outbreak may cause disruption to the U.S. economy, or the local economies of the markets in which we operate, cause shortages of materials, increase costs associated with obtaining materials, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate. Overall, the potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to our market or our facilities is difficult to predict and could adversely impact our business. In response to the COVID-19 situation, federal, state and local governments (or other governments or bodies) are considering placing, or have placed, restrictions on travel and conducting or operating business activities. At this time those restrictions are very fluid and evolving. We have been and will continue to be impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us, our customers, our subcontractors and supply chain, others that we work with or the overall economic environment. As such, the impact these restrictions may have on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material. In addition, due to the speed with which the COVID-19 situation is developing and evolving, there is uncertainty around its ultimate impact on public health, business operations and the overall economy; therefore, the negative impact on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material.

Because of our continued losses, there is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of and for the years ended December 31, 2018 and 2019 were prepared assuming that we would continue as a going concern. Our significant cumulative losses from operations as of December 31, 2019, raised substantial doubt about our ability to continue as a going concern. If the going-concern assumption were not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. Since December 31, 2019, we have continued to experience losses from operations. We have continued to fund operations primarily through the sale of equity securities. Nevertheless, we will require additional funding to complete much of our planned operations. Our ability to continue as a going concern is subject to our ability to generate a profit (i.e. through partnerships such as our current partnership with Aingura) and/or obtain necessary additional funding from outside sources, including obtaining additional funding from the sale of our securities. Except for potential proceeds from the sale of equity in offerings by us and minimal revenues, we have no other source for additional funding. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Our future success is dependent upon the success of partnerships with other similarly-situated entities.

Effective March 18, 2020, we entered into the Collaboration Agreement with Aingura IIoT, S.L. (“Aingura”) pursuant to which Aingura appointed and authorized us to act as the sales network of Aingura’s services and products. Aingura delivers engineered, high-tech solutions by implementing Smart Factory Operational Architectures. The agreement has an initial term of one year from the execution date. Unless terminated prior, the agreement automatically renews for successive annual periods, unless either party notifies the other in writing of its express intention not to renew the agreement at least two months prior to the date of termination of the agreement. There are restrictive provisions in the agreement that may prevent us from pursuing other business opportunities during the term of the agreement. In addition, if we are unable to make sales under the agreement, we will not collect any sales commissions and our business could fail.

Most of our sales come from a small number of customers and a reduction in demand or loss of one or more of our significant customers may adversely affect our business.

At the present time, we are dependent on a small number of direct customers for most of our business, revenue and results of operations. We at present have customers in the civil infrastructure sector, and the pharmaceutical sector. Our customers are a state government and a large pharmaceutical company. To date, these customers have generated all our revenue. We expect to continue to experience significant customer concentration in future periods.

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

The limited operating history of OXYS and HereLab in the IIoT field, makes evaluating our business and future prospects difficult. OXYS was incorporated on August 4, 2016 and HereLab was incorporated on February 27, 2017. We have not yet generated substantial income from OXYS or HereLab’s operations and we only anticipate doing so if we are able to successfully implement our business plan. To date we have generated approximately $439,000_ in sales from business operations, none of which was generated from HereLab in 2019 as we focused solely on OXYS during 2019. We intend in the longer term to derive further revenues from partnerships, consulting services, product sales, and software licensing. Development of our services, products, and software will require significant investment prior to commercial introduction, and we may never be able to successfully develop or commercialize the services, products, or software in a material way.

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

Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. The ongoing uncertainty created by the COVID-19 pandemic, volatile currency markets, the anticipated weakness in all sectors, alone or in combination, may continue to have a material adverse effect on our net sales and the financial results of our operations. In addition, we remain concerned about the geopolitical and fiscal instability in the Middle East and some emerging markets as well as the continued volatility of the equity markets. The upcoming U.S. election may also create additional domestic and global economic uncertainty. These factors could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect on our net sales and our results of operations. Other factors that could adversely influence demand for our products include unemployment, labor and healthcare costs, access to credit, consumer and business confidence, and other macroeconomic factors that could have a negative impact on capital investment and spending behavior.

We are subject to various risks associated with international operations and foreign economies.

Our international sales are subject to inherent risks, including:

•	global pandemics such as the COVID-19 pandemic;
•	fluctuations in foreign currencies relative to the U.S. dollar;
•	unexpected changes to currency policy or currency restrictions in foreign jurisdictions;
•	delays in collecting trade receivable balances from customers in developing economies;
•	unexpected changes in regulatory requirements;
•	difficulties and the high tax costs associated with the repatriation of earnings;
•	fluctuations in local economies;
•	disparate and changing employment laws in foreign jurisdictions;
•	difficulties in staffing and managing foreign operations;
•	costs and risks of localizing products for foreign countries;
•	unexpected changes in regulatory requirements;
•	government actions throughout the world;
•	tariffs and other trade barriers; and,
•	the burdens of complying with a wide variety of foreign laws.

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

Sales of our products are dependent on customers in certain industries. As we have experienced in the past, and as we may continue to experience in the future, downturns characterized by diminished product demand in any one or more of these industries may result in decreased sales and a material adverse effect on our operating results. We cannot predict when and to what degree contractions in these industries may occur; however, any sharp or prolonged contraction in one or more of these industries could have a material adverse effect on our business and results of operations.

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

The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we may face further competition from new market entrants in the future. Some examples of large and small competitors include, but are not limited to:

•	General Electric with its GE Predix product for IoT;
•	IBM with its IBM BlueMix and IBM IoT Watson products;
•	Siemens with its MindSphere IoT product;
•	Microsoft with its Microsoft Azure IoT Suite;
•	FogHorn Systems;
•	Tulip.io; and
•	Uptake.

Our financial results are subject to fluctuations due to various factors that may adversely affect our business and result of operations.

Our operating results have fluctuated in the past and may fluctuate significantly in the future due to several factors, including:

•	global pandemics such as the COVID-19 pandemic;
•	fluctuations in foreign currency exchange rates;
•	changes in global economic conditions;
•	changes in the mix of products sold;
•	the availability and pricing of components from third parties (especially limited sources);
•	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales;
•	changes in pricing policies by us, our competitors or suppliers;
•	the timing, cost or outcome of any future intellectual property litigation or commercial disputes;
•	delays in product shipments caused by human error or other factors; or
•	disruptions in transportation channels.

Any future acquisitions made by us will be subject to several related costs and challenges that could have a material adverse effect on our business and results of operations.

We plan to make more acquisitions in the future. Achieving the anticipated benefits of an acquisition depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. In addition, successful acquisitions generally require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and R&D efforts. These difficulties can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration of operations following an acquisition also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key R&D, marketing or sales efforts. Our inability to successfully integrate any of our acquisitions could harm our business. The existing products previously sold by entities we have acquired may be of a lesser quality than our products or could contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes that could subject us to liability claims that could have a material adverse effect on our operating results or financial position. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transactions.

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

Our common stock is trading in the over-the-counter market and is quoted on the OTC Pink. The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as our ability to implement our business plan, as well as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our common stock. In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on stock exchanges, which means that the difference between the price at which shares could be purchased by investors on the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges. Significant spreads between the bid and asked prices of the stock could continue during any period in which a sufficient volume of trading is unavailable or if the stock is quoted by an insignificant number of market makers. We cannot ensure that our trading volume will be sufficient to significantly reduce this spread, or that we will have sufficient market makers to affect this spread. These higher spreads could adversely affect investors who purchase the shares at the higher price at which the shares are sold, but subsequently sell the shares at the lower bid prices quoted by the brokers. Unless the bid price for the stock increases and exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, shareholders could lose money on the sale. For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks. There is no assurance that at the time the shareholder wishes to sell the shares, the bid price will have sufficiently increased to create a profit on the sale.

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

Under our Articles of Incorporation, our board of directors is authorized to issue up to 10,000,000 shares of preferred stock, none of which are issued and outstanding as of the date of this Annual Report. Also, our board of directors, without shareholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If our board of directors causes any shares of preferred stock to be issued, the rights of the holders of our common stock could be adversely affected. Our board of directors’ ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Preferred shares issued by our board of directors could include voting rights, or even super voting rights, which could shift the ability to control our company to the holders of our preferred stock. Preferred shares could also have conversion rights into shares of our common stock at a discount to the market price of the common stock which could negatively affect the market for our common stock. In addition, preferred shares would have preference in the event of our liquidation, which means that the holders of preferred shares would be entitled to receive the net assets of our company distributed in liquidation before the common stock holders receive any distribution of the liquidated assets.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently do not own any properties. We entered into a lease agreement on August 1, 2017 which began on January 1, 2018 and terminated on December 31, 2018. We entered into a new lease agreement on March 12, 2019, which began on January 1, 2019 and terminated on June 30, 2019. Pursuant to the lease, we are obligated to pay the landlord monthly installments of $2,000 for a total lease payment of $12,000 in 2019. We secured a 2nd lease for July – December 2019 at $2,000/ month for an additional $12,000 in 2019. As of 2020, we reduced the amount of space required and are in negotiations to finalize the lease terms.

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

	Quarter	High	Low
FISCAL YEAR ENDING DECEMBER 31, 2020	First	$0.1169	$0.0022

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2019	First	$0.23	$0.071
	Second	$0.12	$0.08
	Third	$0.26	$0.0501
	Fourth	$0.15	$0.04

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2018	First	$3.00	$1.42
	Second	$2.40	$2.01
	Third	$2.20	$0.55
	Fourth	$0.71	$0.22

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

Holders

As of the close of business on June 19, 2020, we had approximately 133 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Issuer Direct, 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as transfer agent for the common stock.

Dividends

We have not declared or paid any cash dividends on our common stock during the fiscal years ended December 31, 2019 and 2018, or in any subsequent period. We do not anticipate or contemplate paying dividends on our common stock at the present time. The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders	1,627,532	$0.21	1,576,454	(1)(2)(3)(4)
Total	1,627,532	$0.21	1,576,454

(1)	Effective July 1, 2018, the Company issued to Sam Burke 200,000 unvested shares of the Company’s Common Stock under the 2017 Plan, as defined below. As of December 31, 2019, 50,000 shares were vested and the remaining 150,000 unvested shares were cancelled.

(2)	Effective April 23, 2018, the Company issued to Antony Coufal 1,800,000 unvested shares of the Company’s Common Stock under the 2017 Plan, as defined below. As of December 31, 2019, 300,000 shares were vested.

(3)	Effective October 1, 2018, the Company issued to Karen McNemar 2,409,000 unvested shares of the Company’s Common Stock under the 2017 Plan, as defined below. As of December 31, 2019, 409,000 shares were vested.

(4)	Effective June 4, 2018, the Company issued to Clifford Emmons 3,060,000 unvested shares of the Company’s Common Stock under the 2017 Plan, as defined below. As of December 31, 2019, 560,000 shares were vested.

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

As of December 31, 2019, the Board had granted 4,409,000 shares of Common Stock under the 2017 Plan.

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

As of December 31, 2019, the Board had granted 3,514,546 shares Common Stock under the 2019 Plan.

Recent Sales of Unregistered Securities

The Company had no unreported sales of unregistered securities in the fourth quarter of 2019.

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

The financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the periods ended December 31, 2018 and 2019 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

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

Factors that may cause differences between actual results and those contemplated by forward-looking statements include those discussed in “Risk Factors” and are not limited to the following:

•	the unprecedented impact of COVID-19 pandemic on our business, customers, employees, subcontractors and supply chain, consultants, service providers, stockholders, investors and other stakeholders;
•	general market and economic conditions;
•	our ability to maintain and grow our business with our current customers;
•	our ability to meet the volume and service requirements of our customers;
•	industry consolidation, including acquisitions by us or our competitors;
•	capacity utilization and the efficiency of manufacturing operations;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low cost geographies for manufacturing or distribution;
•	product pricing, including the impact of currency exchange rates;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	strategic relationships with our suppliers;
•	product quality and performance;
•	protection of our products and brand by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets;
•	government actions throughout the world; and
•	our ability to service secured debt, when due.

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

Trends and Uncertainties

On July 28, 2017, we closed the reverse acquisition transaction under the Securities Exchange Agreement dated March 16, 2017, as reported in our Current Report on Form 8-K filed with the Commission on August 3, 2017. Following the closing, our business has been that of OXYS, Inc. and HereLab, Inc., our wholly owned subsidiaries. Our operations have varied significantly following the closing since, prior to that time, we were an inactive shell company.

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

A new management team was put into place in 2018, which constitutes our current management team.

At the present time, we have two, wholly-owned subsidiaries which are OXYS Corporation and HereLab, Inc., through which our operations are conducted.

General Overview

IIOT-OXYS, Inc., a Nevada corporation (the “Company”), and OXYS, were originally established for the purposes of designing, building, testing, and selling Edge Computing systems for the Industrial Internet. Both companies were, and presently are, early stage technology startups that are largely pre-revenue in their development phase. HereLab is also an early-stage technology development company. The Company received its first revenues in the last quarter of 2017, continued to realize revenues during 2018 and 2019, and expects to realize revenue growth in 2020 due to its business development pipeline.

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

We have a unique value proposition in a fast-growing worldwide multi-billion USD market, and have positioned our business with strategic partners for accelerated growth. We are therefore well-poised for growth in 2020 and beyond, as we execute our plans and acquire additional customers.

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

ADVANCED ALGORITHMS

We have sought to differentiate from our competitors by developing advanced algorithms on our own and in collaboration with strategic partners These algorithms are an essential part of the edge computing strategy that convert raw data into actionable knowledge right where the data is collected without having to send the data to the cloud first.

RECONFIGURABLE HARDWARE AND SOFTWARE

Instead of focusing on creating tools, we use open source tools to create proprietary content.

Liquidity and Capital Resources for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

At December 31, 2019, we had a cash balance of $24,212, which represents a $15,014 decrease from the $39,226 balance at December 31, 2018. This decrease was primarily the result of cash used to satisfy the requirements of a reporting company and due to acceleration in product development activities. Our working capital at December 31, 2019 was negative $1,609,005, as compared to a December 31, 2018 working capital of negative $750,696.

For the year ended December 31, 2019, we incurred a net loss of $1,887,287. Net cash used in operating activities was $325,014 for the year ended December 31, 2019.

For the year ended December 31, 2018, we incurred a net loss of $1,613,299. Net cash used in operating activities was $521,637 for the year ended December 31, 2018.

For the year ended December 31, 2019, financing activities consisted of $310,000 of cash received from the issuance of Convertible Notes.

For the year ended December 31, 2018, financing activities consisted of $500,000 of cash received from the issuance of a convertible note.

The accompanying financial statements have been prepared assuming we will continue as a going concern. As shown in the accompanying financial statements, we have incurred losses from operations of $1,887,287 for the year ended December 31, 2019, and $1,613,299 for the year ended December 31, 2018 and has an accumulated deficiency which raises substantial doubt about our ability to continue as a going concern.

Results of Operations for the Year Ended December 31, 2019 compared to the year ended December 31, 2018

For the year ended December 31, 2019, we earned revenues of $147,151 and incurred related cost of sales of $38,960. We incurred professional fees of $1,807,286 and other general and administrative expenses of $164,501. We incurred other expenses net of income of $23,690. As a result, we incurred a net loss of $1,887,287 for the year ended December 31, 2019.

Comparatively, for the year ended December 31, 2018, we earned revenues of $224,643 and incurred related cost of sales of $135,008. We incurred professional fees of $1,152,798 and other general and administrative expenses of $259,592. We incurred other expenses net of income of $290,544. As a result, we incurred a net loss of $1,613,299 for the year ended December 31, 2018.

During the current and prior period, we did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Year over Year (YoY) revenue was less in 2019 than 2018. This was due to several reasons, including: challenges raising substantial capital and longer than anticipated customer acquisition times. These two factors led to cash flow issues, which in turn led to additional and aging AP. All this resulted in a difficult fourth quarter 2019, and thus the negative YoY revenue growth. Our Quarterly Report on Form 10-Q for the period ended September 30, 2019 disclosed risks of ongoing concerns, and those concerns still exist. A counter balance to these headwinds are the achievements in 2019: We won additional work with a Fortune 500 Pharma company and delivered solid results and we installed and initiated monitoring of pilot bridge structural health systems for a New England state’s DOT. Despite cash flow issues, cost cutting allowed us to weather a difficult fourth quarter 2019. The underlying strengths of the Company are still in place: an experienced leadership team; recruitment of a PhD level Machine Learning Algorithm engineer for our technology team; and strong execution of contracts secured. Our continued focus on high potential growth markets (specifically Biotech, Pharma, and Medical Device Operations), have yielded numerous prospects for future growth. Furthermore, the strength of our target market, the Industrial Internet of Things (IIoT), continues: Market research shows the worldwide IIoT market in 2017 was $92 billion and is projected to be $227 billion by 2021 (25% CAGR).1

It is anticipated that 2020 YoY revenue growth will meet or exceed that of 2019. This is due to the following reasons: the strength of the Aingura IIoT, S.G. collaboration agreement, which brings financial stability, added talent breadth and depth, and complimentary industry segment experience. We anticipate the collaboration will yield breakthroughs in new contracts with current customers, as well as new customers in all targeted industry segments. Furthermore, recent liquidity of our stock has attracted funding opportunities, and access to additional capital would enable funding of business development and staff augmentation. Combined with our underlying strengths: experienced leadership; savvy technological talent, and operational execution excellence; we believe these revenue goals are achievable.

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

_______________________

1 https://www.ptc.com/-/media/Files/PDFs/IoT/State-of-IIoT-Whitepaper.pdf

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer and Interim Chief Financial Officer, Clifford Emmons, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Emmons, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2019. Based on his evaluation, Mr. Emmons concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2019. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Annual Report.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

We noted deficiencies involving lack of segregation of duties, lack of governance/oversight, and lack of internal control documentation that we believe to be material weaknesses.

Because of this material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

Remediation of the Material Weakness

We are evaluating the material weaknesses and developing a plan of remediation to strengthen our overall internal control over financial reporting. The remediation plan will include the following actions:

•	Separation of corporate responsibilities, e.g. CEO, CFO, Secretary, etc. to different key management individuals; and
•	Creation and adoption of a formal policy manual specifically dealing with financial controls.

Due to a material weakness as disclosed in the 2018 Annual Report on Form 10-K, we committed to the same remediation plan, as disclosed above, and were able to separate some of the intended corporate responsibilities through the appointment of a Chief Operating Officer, in addition to a Chief Executive Officer; however, due to lack of resources, we were unable to execute the complete remediation plan.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Current Management

The following table sets forth information concerning our directors and executive officers:

Name	Position	Age
Executive Officers:
Clifford L. Emmons	Chief Executive Officer, President, and Interim Chief Financial Officer	58
Karen McNemar	Chief Operating Officer	51
Antony Coufal	Chief Technology Officer and President of HereLab	43

Directors:
Clifford L. Emmons	Director	58
Vidhyadhar Mitta	Director	47

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

Business Experience of Executive Officers and Directors

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Clifford L. Emmons: Mr. Emmons has served as our Chief Executive Officer, President, Interim Chief Financial Officer, and director since June 4, 2018. From 1995 to 2017, Mr. Emmons worked for Medtronic, a global leader in medical technology, services, and solutions, where he served in various capacities including several Vice President and Director positions. Mr. Emmons is also the founder of AHI, LLC, a consultancy firm. Mr. Emmons received an Executive Certificate in Strategy & Innovation from MIT, a Master’s of Science in Management Engineering from the University of Bridgeport, a Bachelor of Science in Electrical Engineering from the University of New Haven, and a Bachelor of Science in Mechanical Engineering from the University of Connecticut.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The following table identifies each person who, at any time during the fiscal year ended December 31, 2019, was a director, executive officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Reports Not Filed
Clifford L. Emmons	1	1	0
Vidhyadhar Mitta	1	1	0

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

The Code of Ethics applies to all directors, officers, and employees of the Company and its subsidiaries, including, but not limited to, the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is available at www.oxyscorp.com and is included as an exhibit to this Annual Report. The Company will provide any person, without charge and upon request through our website, a copy of the Code of Ethics.

Item 11. Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2019 and 2018.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Clifford Emmons(1)	2019	180,000(2)	228,871(3)	408,871
	2018	151,283(4)	179,409(5)	330,692
Antony Coufal(6)	2019	112,500(7)	134,630(8)	247,130
	2018	92,903	135,617(9)	228,520
Karen McNemar(10)	2019	153,000(11)	180,180(12)	333,180
	2018	55,541(13)	60,720(14)	116,261

(1)	Mr. Emmons was appointed as our CEO, President, and interim CFO on June 4, 2018.
(2)	Effective December 31, 2019, Mr. Emmons forgave $185,000 of accrued and unpaid consulting fees. As of December 31, 2019, Mr. Emmons was owed $100,000 in accrued and unpaid consulting fees and $17,001 in reimbursable expenses.
(3)	On June 4, 2019, 560,000 shares of Common Stock previously granted to Mr. Emmons vested.
(4)	$46,283 of Mr. Emmons’ salary for 2018 was owed to Accelerated Healthcare Innovations LLC, a limited liability company owned by Mr. Emmons.
(5)	Represents shares which have been granted but were unvested at December 31, 2018.
(6)	Mr. Coufal was appointed as our CTO on April 23, 2018.
(7)	Effective December 31, 2019, Mr. Coufal forgave $82,475 of accrued and unpaid consulting fees. As of December 31, 2019, Mr. Coufal was owed $100,000 in accrued and unpaid consulting fees and $8,225 in reimbursable expenses.
(8)	On April 23, 2019, 300,000 shares of Common Stock previously granted to Mr. Coufal vested.
(9)	Represents shares which have been granted but were unvested at December 31, 2018.
(10)	Ms. McNemar was appointed as our COO effective as of September 20, 2018.
(11)	Effective December 31, 2019, Ms. McNemar forgave $103,250 of accrued and unpaid consulting fees. As of December 31, 2019, Ms. McNemar was owed $100,000 in accrued and unpaid consulting fees and $18,000 in reimbursable expenses.
(12)	On October 1, 2019, 409,000 shares of Common Stock previously granted to Ms. McNemar vested.
(13)	$52,479 of Ms. McNemar’s salary for 2018 was accrued and unpaid.
(14)	Represents shares which have been granted but were unvested at December 31, 2018.

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

On June 12, 2020, the Company entered into an amendment effective January 1, 2020 (the “Emmons Amendment”) to the Emmons Agreement, pursuant to which, Sections 7(a) and 7(b) of the Emmons Agreement were amended to read as follows:

Fees. From January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for Services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for Services performed (the “Fees”). Fees may accrue at the discretion of management.

Conversion of Accrued and Unpaid Fees. At any time, the Consultant shall have the right to convert any accrued and unpaid Fees into shares of Common Stock of the Company (the “Conversion Shares”). The conversion price shall equal 90% multiplied by the Market Price (as defined herein) (representing a discount rate of 10%) (the “Conversion Price”). “Market Price” means the average of the Trading Prices (as defined below) for the shares of Common Stock of the Company during the thirty (30) day period ending on the latest complete trading day prior to the Conversion Date. “Trading Price” and “Trading Prices” means, for any security as of any date, the closing trade price of the Company’s Common Stock on the OTC Pink, OTCQB or applicable trading market as reported by a reliable reporting service (“Reporting Service”) designated by the Consultant or, if the OTC Pink is not the principal trading market for such security, the trading price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no trading price of such security is available in any of the foregoing manners, the average of the trading prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. “Conversion Date” shall mean the date of receipt by the Company of the completed and executed Notice of Conversion, the form of which is attached hereto as Exhibit A.

Pursuant to the Emmons Amendment, Section 11 was also eliminated from the Emmons Agreement.

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

On June 12, 2020, the Company entered into an amendment effective January 1, 2020 (the “Coufal Amendment”) to the Coufal Agreement, pursuant to which, Sections 7(a) and 7(b) of the Coufal Agreement were amended to read as follows:

Fees. From January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for Services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for Services performed (the “Fees”). Fees may accrue at the discretion of management.

Conversion of Accrued and Unpaid Fees. At any time, the Consultant shall have the right to convert any accrued and unpaid Fees into shares of Common Stock of the Company (the “Conversion Shares”). The conversion price shall equal 90% multiplied by the Market Price (as defined herein) (representing a discount rate of 10%) (the “Conversion Price”). “Market Price” means the average of the Trading Prices (as defined below) for the shares of Common Stock of the Company during the thirty (30) day period ending on the latest complete trading day prior to the Conversion Date. “Trading Price” and “Trading Prices” means, for any security as of any date, the closing trade price of the Company’s Common Stock on the OTC Pink, OTCQB or applicable trading market as reported by a reliable reporting service (“Reporting Service”) designated by the Consultant or, if the OTC Pink is not the principal trading market for such security, the trading price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no trading price of such security is available in any of the foregoing manners, the average of the trading prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. “Conversion Date” shall mean the date of receipt by the Company of the completed and executed Notice of Conversion, the form of which is attached hereto as Exhibit A.

Pursuant to the Coufal Amendment, Section 11 was also eliminated from the Coufal Agreement.

McNemar Consulting Agreement

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

On June 12, 2020, the Company entered into an amendment effective January 1, 2020 (the “McNemar Amendment”) to the McNemar Agreement, pursuant to which, Sections 7(a) and 7(b) of the McNemar Agreement were amended to read as follows:

Fees. From January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for Services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for Services performed (the “Fees”). Fees may accrue at the discretion of management.

Conversion of Accrued and Unpaid Fees. At any time, the Consultant shall have the right to convert any accrued and unpaid Fees into shares of Common Stock of the Company (the “Conversion Shares”). The conversion price shall equal 90% multiplied by the Market Price (as defined herein) (representing a discount rate of 10%) (the “Conversion Price”). “Market Price” means the average of the Trading Prices (as defined below) for the shares of Common Stock of the Company during the thirty (30) day period ending on the latest complete trading day prior to the Conversion Date. “Trading Price” and “Trading Prices” means, for any security as of any date, the closing trade price of the Company’s Common Stock on the OTC Pink, OTCQB or applicable trading market as reported by a reliable reporting service (“Reporting Service”) designated by the Consultant or, if the OTC Pink is not the principal trading market for such security, the trading price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no trading price of such security is available in any of the foregoing manners, the average of the trading prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. “Conversion Date” shall mean the date of receipt by the Company of the completed and executed Notice of Conversion, the form of which is attached hereto as Exhibit A.

Pursuant to the McNemar Amendment, Section 11 was also eliminated from the McNemar Agreement.

Debt Forgiveness Agreements

On June 11, 2020, the Company entered into Debt Forgiveness Agreements with Cliff Emmons, Karen McNemar, and Antony Coufal, pursuant to which:

•	Mr. Emmons forgave $185,000 of accrued and unpaid consulting fees owed to him pursuant to his consulting agreement with the Company;
•	Ms. McNemar forgave $103,250 of accrued and unpaid consulting fees owed to her pursuant to her current and previous consulting agreement with the Company; and
•	Mr. Coufal forgave $82,475 of accrued and unpaid consulting fees owed to him pursuant to his consulting agreement with the Company.

Equity Awards

The following table sets forth information concerning as of the year ended December 31, 2019 for our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

	Stock awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Clifford Emmons	2,500,000	750,000(1)	2,500,000	750,000
Antony Coufal	1,500,000	450,000(1)	1,500,000	450,000
Karen McNemar	2,000,000	600,000(1)	2,000,000	600,000

(1)	The fair market value was deemed $0.30 per share.

Compensation of Directors

The following table sets forth information concerning the compensation awarded to, earned by, or paid to the following directors for all services rendered in all capacities to our company and its subsidiaries for the year ended December 31, 2019. Except for Mr. Emmons (whose compensation is disclosed above), this table includes any person who served as a director at any time during fiscal 2019.

Except as described below, we have not entered into any employment or compensation agreements or arrangements with Mr. Mitta for his services as a director of our company.

Director Compensation

Name	Fees earned or paid in cash ($)	Total ($)
Vidhyadhar Mitta	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table and footnotes thereto sets forth information regarding the number of shares of common stock beneficially owned by (i) each director and named executive officer of our company, (ii) each person known by us to be the beneficial owner of 5% or more of its issued and outstanding shares of common stock, and (iii) named executive officers, executive officers, and directors of the Company as a group. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 135,167,713 shares of common stock outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of our named executive officers and directors in the following table is: 705 Cambridge Street, Cambridge, MA 02141.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Named Executive Officers and Directors
Clifford Emmons	20,117,491	(2)	13.09%
Antony Coufal	9,608,658	(3)	6.68%
Karen McNemar	9,204,265	(4)	6.39%
Vidhyadhar Mitta	25,130,926	(5)	15.85%
Executive Officers, Named Executive Officers, and Directors as a Group (4 Persons)	64,061,340		32.92%

*Less than 1%

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report.
(2)	Includes 36,667 shares issuable upon the exercise of warrants issued to Cambridge MedSpace LLC, an entity of which Mr. Emmons is an owner. Also includes 9,812,166 shares issuable upon the conversion of a note issued to Cambridge MedSpace LLC. Lastly, includes 8,708,658 shares of Common Stock issuable upon the conversion of $104,777 in accrued and unpaid salary.
(3)	Includes 8,708,658 shares of Common Stock issuable upon the conversion of $104,777 in accrued and unpaid salary.
(4)	Includes 8,795,265 shares of Common Stock issuable upon the conversion of $105,819 in accrued and unpaid salary.
(5)	Includes 781,250 shares issuable upon the exercise of warrants. Also includes 22,612,833 shares issuable upon the conversion of a note issued to Mr. Vidhyadhar.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

For transactions with our executive officers, please see the disclosure under “Item 11. Executive Compensation.” above.

Accelerated Healthcare Consulting Agreement

On December 1, 2017, we entered into a Consulting Agreement with Accelerated Healthcare Innovations LLC, a company owned by Clifford Emmons (“AHI”), our current CEO and Director pursuant to which we agreed to pay to AHI a flat fee of $24,000 and 30,000 shares of our Common Stock in exchange for consulting services to be provided by AHI. The term of the agreement is until the completion of the Services, as defined in the agreement or until early termination upon 10 days’ written notice given by either party.

On July 31, 2018, we entered into Amendment No. 1 to Consulting Agreement dated December 1, 2017 with AHI which changed the fee from a flat fee to an hourly fee not to exceed $24,000 in the aggregate and also eliminated the obligation of the Company to issue to the Consultant any equity compensation pursuant to the agreement.

On March 1, 2018, we entered into a Consulting Agreement with AHI. The term of the agreement is until the completion of the Services, as defined in the agreement or until early termination upon 10 days’ written notice given by either party. Pursuant to the agreement, the consultant agreed to provide business consulting services to us in exchange for a flat fee of $48,000 and the issuance of 60,000 shares of our Common Stock.

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

Cambridge MedSpace Note

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

On June 12, 2020, the Company entered into Amendment No. 1 to the 5% Secured Convertible Note with Cambridge MedSpace pursuant to which the note was amended to extend the maturity date to January 22, 2021.

Due to adjustments to the conversion price of the note, the conversion price is currently $0.006.

Vidhyadhar Note

On August 2, 2019, we entered into a Securities Purchase Agreement with Vidhyadhar Mitta, a director of the Company, for the purchase of a 12% Secured Convertible Note in the principal amount of up to $125,000. The note is convertible, in whole or in part, into shares of our Common Stock, at any time at a rate of $0.08 per share with fractions rounded up to the nearest whole share, unless paid in cash at our election. The note bears interest at a rate of 12% per annum and interest payments will be made on a quarterly basis. The note matures August 2, 2021. On August 2, 2019, the first closing of the note occurred pursuant to which we received $75,000. On September 6, 2019, the second closing occurred pursuant to which the Company received $25,000. On October 16, 2019, the third closing occurred pursuant to which the Company received $25,000.

The note is governed by the SPA and is secured by all the assets of the Company (but is not a senior secured note) pursuant to the Security Agreement. In addition to the issuance of the note, we issued to the Mr. Mitta warrants to purchase one share our Common Stock for 50% of the number of shares of Common Stock issuable upon conversion of the funds received. Each warrant is immediately exercisable at $0.12 per share and expires on August 2, 2024.

Due to adjustments to the conversion price of the note, the conversion price is currently $0.006.

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

Item 14. Principal Accountant Fees and Services

Fees Paid

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2019 were $31,520 and $59,109 for the period ended December 31, 2018.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those reported above, for the years ended December 31, 2018 and 2019.

Tax Fees

There were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning in the years ended December 31, 2019 and 2018.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the years ended December 31, 2019 and 2018.

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

Financial Statements

The following financial statements are filed with this Annual Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2019 and 2018

Statements of Operations for the years ended December 31, 2019 and 2018

Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2019 and 2018

Statements of Cash Flows for the years ended December 31, 2019 and 2018

Notes to Financial Statements

Exhibits

The following exhibits are included with this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
2.1 & 10.1	Securities Exchange Agreement dated March 16, 2017, by and among Gotham Capital Holdings, Inc., OXYS Corp. and the Shareholders of OXYS Corp.	8-K	000-50773	2.1	8/3/17
2.2 & 10.2	Agreement and Plan of Merger dated July 10, 2017	8-K	000-50773	2.1	11/1/17
2.3 & 10.3	Securities Exchange Agreement dated December 14, 2017, with HereLab, Inc.	8-K	000-50773	2.1	12/19/17
3.1	Nevada Articles of Incorporation for IIOT-OXYS, Inc.	8-K	000-50773	3.1	11/1/17
3.2	Bylaws for IIOT-OXYS, Inc.	8-K	000-50773	3.2	11/1/17
3.3	Nevada Articles of Merger dated July 14, 2017	8-K	000-50773	3.3	11/1/17

3.4	New Jersey Certificate of Merger dated October 26, 2017	8-K	000-50773	3.4	11/1/17
3.5	Articles of Exchange	8-K	000-50773	2.1	1/12/18
4.1 & 10.4*	2017 Stock Incentive Plan	8-K	000-50773	4.1	12/19/17
4.2 & 10.5*	2019 Stock Incentive Plan	8-K	000-50773	4.1	3/12/19
10.6	Non-Exclusive Patent License Agreement with MIT dated February 5, 2018	10-K	000-50773	10.7	4/17/18
10.7	Form of 12% Senior Secured Convertible Note	8-K	000-50773	99.1	2/13/18
10.8	Form of Securities Purchase Agreement	8-K	000-50773	99.2	2/13/18
10.9	Form of Security and Pledge Agreement	8-K	000-50773	99.3	2/13/18
10.10	Form of Warrant	8-K	000-50773	99.4	2/13/18
10.11	Amendment No. 1 to the 12% Senior Secured Convertible Promissory Note Issued to Sergey Gogin on January 22, 2018	8-K	000-50773	99.3	3/12/19
10.12	Amendment No. 1 to the Warrant Agreement Issued to Sergey Gogin on January 22, 2018	8-K	000-50773	99.4	3/12/19
10.13	Form of 12% Senior Secured Convertible Note	8-K	000-50773	99.5	3/12/19
10.14	Form of Securities Purchase Agreement	8-K	000-50773	99.6	3/12/19
10.15	Form of Security and Pledge Agreement	8-K	000-50773	99.7	3/12/19
10.16	Form of Warrant	8-K	000-50773	99.8	3/12/19
10.17*	Amended and Restated Consulting Agreement with Antony Coufal dated effective April 23, 2018	8-K	000-50773	99.11	3/12/19
10.18*	Consulting Agreement with Clifford Emmons dated effective June 4, 2018	8-K	000-50773	99.9	3/12/19
10.19*	Consulting Agreement with Karen McNemar dated effective October 1, 2018	8-K	000-50773	99.10	3/12/19
10.20*	Amendment No. 1 to the Consulting Agreement with Karen McNemar dated October 5, 2018	8-K	000-50773	99.1	10/11/18
10.21	Financial Consulting Agreement with Draco Financial LLC dated effective March 4, 2019	8-K	000-50773	99.2	3/12/19
10.22	Securities Purchase Agreement with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.1	1/23/19
10.23	5% Convertible Secured Note with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.2	1/23/19
10.24	Security Agreement with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.3	1/23/19
10.25	Warrant Agreement with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.4	1/23/19
10.26	Strategic Advisory Agreement with Uptick Capital LLC dated January 10, 2019	8-K	000-50773	99.1	1/14/19
10.27	Securities Purchase Agreement with Vidhyadhar Mitta dated August 2, 2019	8-K	000-50773	99.1	8/8/19
10.28	12% Convertible Secured Note with Vidhyadhar Mitta dated August 2, 2019	8-K	000-50773	99.2	8/8/19
10.29	Security Agreement with Vidhyadhar Mitta dated August 2, 2019	8-K	000-50773	99.3	8/8/19
10.30	Warrant Agreement with Vidhyadhar Mitta dated August 2, 2019	8-K	000-50773	99.4	8/8/19
10.31	Warrant Agreement with Vidhyadhar Mitta dated September 6, 2019					X
10.32	Warrant Agreement with Vidhyadhar Mitta dated October 16, 2019					X

10.33	Advisory Agreement with ThinkEquity dated August 7, 2019	8-K	000-50773	99.5	8/8/19
10.34	Securities Purchase Agreement with Crown Bridge Partners, LLC dated August 29, 2019	8-K	000-50773	99.1	9/10/19
10.35	12% Convertible Secured Note with Crown Bridge Partners, LLC dated August 29, 2019	8-K	000-50773	99.2	9/10/19
10.36	Warrant Agreement with Crown Bridge Partners, LLC dated August 29, 2019	8-K	000-50773	99.3	9/10/19
10.37	Financial Public Relations Agreement dated September 6, 2019 with SmallCapVoice.com	8-K	000-50773	99.4	9/10/19
14.1	Code of Ethics	10-K	000-50773	14.1	4/17/18
16.1	Letter from Pritchett Siler & Hardy, P.C. Dated January 19, 2018 Regarding Change in Certifying Accountant	8-K	000-50773	16.1	1/19/18
21.1	List of Subsidiaries	10-K	000-50773	21.1	4/17/18
23.1	Consent of Haynie & Company, independent registered public accounting firm	S-1/A	333-222311	23.1	4/29/19
23.2	Consent of Attorney	S-1/A	333-222311	23.2	4/29/19
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IIOT-OXYS, INC.

Date: June 22, 2020	By:	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Clifford L. Emmons	Director	June 22, 2020
Clifford L. Emmons

/s/ Vidhyadhar Mitta	Director	June 22, 2020
Vidhyadhar Mitta

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of IIoT-OXYS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IIoT-OXYS, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

June 22, 2020

We have served as the Company’s auditor since 2018.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of December 31, 2019 and December 31, 2018

	December 31, 2019	December 31, 2018

Assets
Current Assets
Cash and Cash Equivalents	$24,212	$39,226
Accounts Receivable, net	28,004	33,000
Prepaid Expense	3,710	4,452
Inventory	–	317
Total Current Assets	55,926	76,995

Intangible Assets, net	397,492	446,992
Total Assets	$453,418	$523,987

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Shares Payable to Related Parties	$1,102,645	$449,729
Salaries Payable to Related Parties	343,227	231,674
Accounts Payable	164,562	146,288
Accrued Liabilities	54,497	–
Total Current Liabilities	1,664,931	827,691

Notes Payable, net	706,508	234,932
Due to Stockholder	1,000	1,000
Total Liabilities	2,372,439	1,063,623

Commitments and Contingencies (Note 8)

Stockholders' (Deficit) Equity
Preferred stock $0.001 par value, 10,000,000 shares authorized; 0 issued and outstanding	–	–
Common stock $0.001 par value, 190,000,000 shares authorized; 43,313,547 and 40,633,327 shares issued and outstanding, respectively	43,314	40,633
Additional Paid-in Capital	3,077,972	2,572,751
Accumulated Deficit	(5,040,307)	(3,153,020)

Total Stockholders' Deficit	(1,919,021)	(539,636)
Total Liabilities and Stockholders' Deficit	$453,418	$523,987

See accompanying notes to audited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018
Revenues
Sales	$147,151	$224,643
Cost of Sales	38,960	135,008
Gross Profit	108,191	89,635

Expenses
Demo Parts	570	3,217
Bank Service Charges	3,467	718
Office Expenses	34,650	38,279
Organization Costs	19,997	22,930
Insurance	17,268	24,518
Professional	1,807,286	1,152,798
Travel	32,684	15,645
Patent License Fee	6,363	106,065
Amortization of Intangible Assets	49,500	48,220
Total Expenses	1,971,787	1,412,390

Other Income (Expense)
Gain on Forgiveness of Salaries Payable to Related Parties	370,725	–
Loss on Extinguishment of Debt	(221,232)	–
Interest Expense	(173,183)	(291,729)
Miscellaneous Income	–	1,185
Total Other Income (Expense)	(23,690)	(290,544)

Net Loss Before Income Taxes	$(1,887,287)	$(1,613,299)

Loss per Common Share	$(0.04)	$(0.04)

Weighted Average Number of Shares Outstanding - Basic and Diluted	42,334,210	40,601,683

See accompanying notes to audited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

For the Years Ended December 31, 2019 and 2018

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount

Balance December 31, 2017	38,983,327	38,983	1,579,401	(1,539,721)	78,663

Acquisition of HereLab	1,650,000	1,650	493,350	–	495,000

Beneficial conversion feature discount on note payable	–	–	500,000	–	500,000

Net loss	–	–	–	(1,613,299)	(1,613,299)

Balance December 31, 2018	40,633,327	$40,633	$2,572,751	$(3,153,020)	$(539,636)

Stock-based compensation	2,680,220	2,680	351,680	–	354,360

Discount on notes payable	–	–	153,541	–	153,541

Net loss	–	–	–	(1,887,287)	(1,887,287)

Balance December 31, 2019	43,313,547	$43,314	$3,077,972	$(5,040,307)	$(1,919,021)

See accompanying notes to audited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Years Ended September 30, 2019 and 2018

	Year Ended December 31,
	2019	2018

Cash Flows from Operating Activities:
Net Loss	$(1,887,287)	$(1,613,299)

Adjustments to reconcile net loss to net cash (used) by operating activities:
Loss on Extinguishment of Debt	221,232	–
Stock Based Compensation	354,360	449,729
Acquisition of Net Assets	–	(212)
Amortization of Discount on Notes Payable	93,886	234,932
Amortization of Intangible Assets	49,500	48,220
Forgiveness of Salaries Payable to Related Parties	(370,725)

Changes in assets and liabilities:
(Increase) Decrease in:
Accounts Receivable	4,996	6,800
Inventory	317	(317)
Prepaid Expense	742	10,326
Escrow	–	1,782
Licensing Agreement	–	1,000
Increase (Decrease) in:
Shares Payable to Related Parties	652,916	–
Salaries Payable to Related Parties	482,278
Accounts Payable	18,274	339,402
Accrued Liabilities	54,497	–
Net Cash Used by Operating Activities	(325,014)	(521,637)

Cash Flows from Financing Activities:
Cash Received from Convertible Note Payable	310,000	500,000
Net Cash Provided by Financing Activities	310,000	500,000

Net Decrease in Cash and Cash Equivalents	(15,014)	(21,637)

Cash and Cash Equivalents at Beginning of Period	39,226	60,863

Cash and Cash Equivalents at End of Period	$24,212	$39,226
		447,947
Supplemental disclosure of cash flow information:
Interest paid during the period	$53,367	$56,797
Taxes paid during the period	$–	$–
Supplemental disclosure of non-cash investing and financing activities:
Fair value of shares issued in acquisition of subsidiary	$–	$495,000
Fair value of intangible assets received in acquisition of subsidiary	$–	$495,212
Discount on notes payable	$153,541	$–

See accompanying notes to audited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

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

Principles of Consolidation

The consolidated financial statements for December 31, 2019 include the accounts of IIOT-OXYS, Inc., OXYS Corporation, and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company was only recently formed, has incurred continuing operating losses and has an accumulated deficit of $5,040,307 and $3,153,020 at December 31, 2019 and 2018, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Concentration of Risk

Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents which are generally not collateralized. The Company’s policy is to place its cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC), up to $250,000. At December 31, 2019 and 2018, the Company had no amounts in excess of the FDIC insurance limit.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. There was no allowance for doubtful accounts at December 31, 2019 and 2018.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined in accordance with ASC 820, Fair Value Measurements and Disclosures.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes.

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

Convertible Debt

Convertible debt is accounted for under FASB ASC 470, Debt – Debt with Conversion and Other Options.

Basic and Diluted Net Loss Per Common Share

The Company computes basic and diluted net loss attributable to common stockholders for the period under ASC 260-10, Earnings Per Share.

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

ASU 2019-12

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB and do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

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

The following tables set forth the liabilities measured at fair value on a non-recurring basis presented in the Company’s consolidated financial statements as of December 31, 2019 and 2018:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Shares issued in acquisition of HereLab	$–	$–	$–	$–
Accrued share compensation	–	–	1,102,645	1,102,645
Total fair value	$–	$–	$1,102,645	$1,102,645

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Shares issued in acquisition of HereLab	$–	$–	$495,000	$495,000
Accrued share compensation	32,500	–	417,229	449,729
Total fair value	$32,500	$–	$912,229	$944,729

The shares of common stock associated with the Level 3 accrued share compensation liability are the unvested shares earned on a pro-rata basis as of December 31, 2019 and 2018 related to the consulting agreements discussed in Note 7. The fair value was calculated based on comparable adjusted amounts the Company was raising funds at multiplied by the total shares agreed upon on the effective date of the respective agreements. The share compensation amount is amortized over the life of the agreements.

The shares of common stock associated with the Level 1 accrued share compensation liability are shares issued to a consultant in exchange for work provided during the period, but not yet issued as of December 31, 2018, related to a settlement agreement discussed in Note 7. The fair value was calculated based on market prices for the shares in an active market on the effective date of the agreement.

The shares of common stock associated with the Level 3 shares issued in the acquisition of Herelab as of December 31, 2018 were valued based on comparable adjusted amounts the Company was raising funds at on the effective date of the agreement.

5. INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740. This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. Income tax returns open for examination by the Internal Revenue Service consist of tax years ended December 31, 2019, 2018 and 2017.

The Company has available at December 31, 2019, unused operating loss carryforwards of approximately $5,040,911 which may be applied against future taxable income and which expire in various years through 2036. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and other temporary differences of approximately $1,303,076 and $815,056 at December 31, 2019 and 2018, respectively, and therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $488,020 and $417,038 for the years ended December 31, 2019 and 2018, respectively.

Deferred tax assets are comprised of the following:

	December 31, 2019	December 31, 2018
NOL carryover	$1,303,076	$815,056
Valuation allowance	(1,303,076)	(815,056)
Net deferred tax asset	$–	$–

The reconciliation of the provisions for income taxes computed at the U.S. federal statutory tax rate (21%) to the Company’s effective tax rate for the periods ended December 31, 2019 and 2018 is as follows:

	December 31, 2019	December 31, 2018
Book loss	$396,457	$338,793
State taxes	91,563	78,245
Change in valuation allowance	(488,020)	(417,038)
Provision for income taxes	$–	$–

6. INTANGIBLE ASSETS, NET

The Company’s intangible assets comprise of intellectual property revolving around their field tests, sensor integrations, and board designs. Intangible assets, net of amortization at December 31, 2019 and 2018 amounted to $397,492 and $446,992, respectively.

	December 31, 2019	December 31, 2018
Intangible Assets	$495,000	$495,000
Accumulated amortization	(97,508)	(48,008)
Intangible Assets, net	$397,492	$446,992

At December 31, 2019 the Company determined that none of its intangible assets were impaired. Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives of ten years. Amortization expense of finite-lived intangibles was $49,500 and $48,220 for the years ended December 31, 2019 and 2018, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 31, 2019:

Amortization expense
2020	$49,500
2021	49,500
2022	49,500
2023	49,500
2024	49,500
Thereafter	149,992
$397,492

7. COMMITMENTS AND CONTINGENCIES

In prior years, the Company entered into consulting agreements with one director, three executive officers, and one engineer of the Company which include commitments to issue shares of the Company’s common stock from the Company’s Stock Incentive Plans. Two agreements have been terminated and shares have been issued in conjunction with the related separation agreements, but the vested shares related to the remaining consulting agreements with the three executive officers have not yet been issued and therefore remain a liability. According to the remaining three agreements, 1,269,000 shares vested in 2019, 2,400,000 shares of common stock will vest in 2020, and 3,600,000 shares of common stock will vest in 2021.

According to the agreements with the executive officers the shares vest annually over three years on the anniversary of each agreement.

In the event that the agreement is terminated by either party pursuant to the terms of the agreement, all unvested shares which have been earned shall vest on a pro-rata basis as of the effective date of the termination of the agreement and all unearned, unvested shares shall be terminated.

The value of the shares was assigned at fair market value on the effective date of the agreement and the pro-rata number of shares earned was calculated and amortized at the end of each reporting period. The Company accrued $1,102,645 and $944,467 in shares payable in conjunction with these agreements as of December 31, 2019 and 2018, respectively. A summary of these agreements is as follows.

On March 11, 2019, the Company’s Board of Directors approved the Consulting Agreement dated effective June 4, 2018 with its CEO. The term of the agreement is for three years beginning as of the effective date, unless terminated earlier pursuant to the agreement and is automatically renewable for one-year terms upon the consent of the parties. The services to be provided by the CEO pursuant to the agreement are those customary for the position in which the CEO is serving. The CEO shall receive a monthly fee of $15,000 which accrues unless converted into shares of common stock of the Company at a conversion rate specified in the agreement. Until the Company closes a minimum $500,000 capital raise, the monthly fee accrues and, upon the closing of such a capital raise, $5,000 of the monthly fee will be paid to the CEO in cash and the remainder will continue to accrue. Upon the closing of a capital raise of at least $2,000,000, the entire monthly fee will be paid to the CEO in cash and all accrued and unpaid monthly fees will be paid by the Company within one year of the closing of such a capital raise. As of the effective date, the Company shall issue to the CEO an aggregate of 3,060,000 shares of the Company’s common stock which vest as follows:

1.	560,000 shares on the first-year anniversary of the effective date;
2.	1,000,000 shares on the second-year anniversary of the effective date; and
3.	1,500,000 shares on the third-year anniversary of the effective date.

The shares are issued under the 2019 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange. As of December 31, 2019, 560,000 shares had vested, but were not yet issued.

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

The shares are issued under the 2017 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange. As of December 31, 2019, 409,000 shares had vested, but were not yet issued.

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

As of December 31, 2019, 300,000 shares had vested, but were not yet issued.

8. STOCKHOLDERS' EQUITY

Common Stock

The Company has authorized 190,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. At December 31, 2019 and 2018, the Company had 43,313,547 and 40,633,327 shares of common stock and no shares of preferred stock issued and outstanding, respectively.

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

Awards may be made under the 2017 Plan for up to 4,500,000 shares of common stock of the Company. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the 2017 Plan. No awards can be granted under the 2017 Plan after the expiration of 10 years from the Effective Date but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards. With the approval of the 2017 Stock Incentive Plan, the Board terminated the 2017 Stock Awards Plan with no awards having been granted thereunder.

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

Shares earned and issued related to the consulting agreements discussed in Note 7 are issued under the 2017 Stock Incentive Plan and the 2019 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange.

A summary of the status of the Company’s non-vested shares as of December 31, 2019 and changes during the year then ended, is presented below:

	Non-vested Shares of Common Stock	Weighted Average Fair Value
Balance at December 31, 2018	7,469,000	$0.30
Awarded	–	–
Vested	(1,319,000)	$0.30
Forfeited	(150,000)	$0.30
Balance at December 31, 2019	6,000,000	$0.30

As of December 31, 2019 and 2018, there was $1,078,055 and $1,854,873, respectively, of total unrecognized compensation costs related to the non-vested share-based compensation arrangements awarded to consultants. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the year ended December 31, 2019 and 2018 was $723,068 and $449,729, respectively.

A consulting agreement with an engineer was terminated upon the resignation of the engineer on August 30, 2019 as of which 50,000 earned shares were vested and were issued on October 10, 2019 amounting to $6,250. A consulting agreement with a director was terminated upon the resignation of the director on September 20, 2018 and, pursuant to a Settlement Agreement, 104,673 earned shares were vested and issued on January 1, 2019 amounting to $21,458.

On January 11, 2018 the Company issued 1,650,000 shares in acquisition of HereLab, Inc. in the amount of $495,000.

On October 5, 2018 the Company entered into a Settlement Agreement with a consultant in which 650,000 shares were issued on February 28, 2019 in the amount of $7,800.

On January 10, 2019, the Company entered into a Strategic Advisory Agreement with a consultant. The initial term of the agreement is 90 days from the date of the agreement and will be renewed for an additional 90-day term unless either party gives written notice at least ten days prior to the expiration of the initial term. Pursuant to the agreement, the consultant provided the Company consulting services pertaining to strategic planning for marketing and capital raising. In consideration of receipt of the services, the Company issued to the consultant 1,885,547 shares of the Company’s common stock amounting to $249,402 as of December 31, 2019. The agreement was terminated August 31, 2019.

On March 7, 2019, the Board of Directors of the Company approved the Financial Consulting Agreement dated effective March 4, 2019 with a consultant pursuant to which the Company issued to the consultant 500,000 shares of the Company’s common stock amounting to $60,000 in exchange for consulting services provided by the consultant to the Company. The term of the agreement was six months and was not renewed.

On July 12, 2019 the Board of Directors of the Company approved an issuance of 25,000 shares of the Company’s common stock amounting to $2,500 to a consultant as a bonus for services performed.

On September 6, 2019, the Company entered into a Financial Public Relations Agreement. The term of the Agreement is 45 days from the date of the Agreement and will be renewed upon written consent of the parties. The agreement was not renewed. Pursuant to the Agreement, the consultant provided the Company consulting services pertaining to investor relations. In consideration of receipt of the services the Company issued to the consultant 50,000 shares of the Company’s common stock amounting to $6,950.

Total share-based compensation for the year ended December 31, 2019 and 2018 was $1,035,454 and $449,729, respectively.

Warrants

A summary of the status of the Company’s warrants as of December 31, 2019 and 2018 and changes during the year then ended, is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2017	–
Issued	384,615	$0.75
Exercised	–
Expired/Forfeited	–
Outstanding at December 31, 2018	384,615	$0.75	4.1 years
Issued	1,242,917	$0.19
Exercised	–
Expired/Forfeited	–
Outstanding at December 31, 2019	1,627,532	$0.21	4.5 years

9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the year ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
Net loss attributable to common stockholders (basic)	$(1,887,287)	$(1,613,229)

Shares used to compute net loss per common share, basic and diluted	42,334,210	40,601,683

Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.04)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the year ended December 31, 2019 and 2018 because their inclusion would be anti-dilutive:

	December 31, 2019	December 31, 2018
Warrants to purchase common stock	1,627,532	384,615
Potentially issuable shares related to convertible notes payable	4,787,447	–
Potentially issuable vested shares to directors and officers	1,269,000	104,673
Potentially issuable unvested shares to officers	6,000,000	7,469,000
Total anti-dilutive common stock equivalents	13,683,979	7,958,288

10. CONVERTIBLE NOTE PAYABLE

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

On January 1, 2020, the Company failed to achieve certain milestones during calendar 2019 and, as such, the conversion/exercise prices of the note and warrants were adjusted to $0.10 and $0.15, respectively.

For the year ended December 31, 2019 and 2018 interest expense paid to the investor amounted to $44,877 and $56,384, respectively. The Company also accrued $15,123 and $0 in interest expense as of December 31, 2019 and 2018, respectively. For year ended December 31, 2019 and 2018 the Company also amortized to interest expense $53,755 and $234,932, respectively.

The unpaid principal balance of the note is $500,000 at December 31, 2019 and December 31, 2018 and the remaining unamortized discount is $14,038 and $265,068, respectively.

On January 22, 2019, the Company entered into a Securities Purchase Agreement and Security and Pledge Agreement with a single investor and issued a Secured Convertible Promissory Note to the investor in the principal amount of $55,000. In addition to the note, the Company issued to the investor 36,667 warrants. Each warrant is immediately exercisable at $0.75 per share, contains certain anti-dilution down-round features and expires on January 22, 2024. If the Company ever defaults on the loan the warrants to be issued will increase from 50% of the number of shares of common stock issuable upon conversion to 100%. The warrants are considered equity instruments based on the Company’s adoption of ASU 2017-11.

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

For the year ended December 31, 2019 interest expense paid to the investor amounted to $0. The unpaid principal balance of the note and accrued interest is $55,000 and $2,584, respectively, at December 31, 2019, the remaining unamortized discount is $194. For the year ended December 31, 2019 the Company also amortized to interest expense $2,846 from the amortization of the discount. This note and accrued interest is due to a related party.

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

The notes are governed by a Securities Purchase Agreement and are secured by all the assets of the Company pursuant to a Security and Pledge Agreement. Funding is subject to the occurrence of certain milestones, as stated in the SPA. In addition to the issuance of the notes in the offering, the Company’s Board of Directors approved, as part of the offering, the issuance of warrants to purchase one share of the Company’s common stock for 50% of the number of shares of common stock issuable upon conversion of each note. Each warrant is immediately exercisable at $0.30 per share and expires five years from the issuance date. The exercise price of the warrants is also subject to adjustments if the Company does not achieve certain milestones during the calendar year 2019.

On March 6, 2019, the Company entered into SPAs and Security and Pledge Agreements with its first two investors in the offering and issued notes to the investors in the aggregate principal amount of $100,000. Subscription funds were received by the Company from the investors on March 6, 2019. In addition to the notes, the Company issued to the investors an aggregate of 250,000 warrants. Each warrant is immediately exercisable at $0.30 per share, contains certain anti-dilution down-round features and expires on March 6, 2024. If the Company ever defaults on the loan the warrants to be issued will increase from 50% of the number of shares of common stock issuable upon conversion to 100%. The warrants are considered equity instruments based on the Company’s adoption of ASU 2017-11.

On January 1, 2020, the Company failed to achieve certain milestones during calendar 2019 and, as such, the conversion/exercise prices of the note and warrants were adjusted to $0.10 and $0.15, respectively.

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

The unpaid principal balance of the notes is $100,000, accrued interest is $3,025 and the balance of the unamortized discount is $2,037 at December 31, 2019. Interest expense paid to the investors amounted to $6,838 for the year ended December 31, 2019. For the year ended December 31, 2019, the Company also amortized to interest expense $9,189 from the amortization of the discount.

On August 2, 2019, the Company entered into a Securities Purchase Agreement with an investor for the purchase of a 12% Secured Convertible Note in the principal amount of up to $125,000. The note is convertible, in whole or in part, into shares of the Company’s common stock, at any time at a rate of $0.08 per share with fractions rounded up to the nearest whole share, unless paid in cash at the Company’s election. The note bears interest at a rate of 12% per annum and interest payments will be made on a quarterly basis. The note matures August 2, 2021. $75,000, $25,000 and $25,000 subscription funds were received by the Company from the investor on August 2, 2019, September 6, 2019, and October 16, 2019, respectively. In addition to the note, the Company issued to the investor an aggregate of 781.250 warrants. The warrants are considered equity instruments based on the Company’s adoption of ASU 2017-11.

The proceeds received upon issuing the note and warrants were allocated to each instrument on a relative fair value basis. The initial fair value of the warrants was $71,035 determined using the Black-Scholes valuation model with the following assumptions: expected term of 2.5 years; risk free interest rate of 1.6%; and volatility of 132%. The effective conversion rate resulted in a discount of $104,941 and is amortized to interest expense using the effective interest method over the term of the note.

The unpaid principal balance of the notes is $125,000, the accrued interest is $3,649 and the balance of the unamortized discount is $86,646 at December 31, 2019. Interest expense paid to the investor amounted to $1,652 for the year ended December 31, 2019. For the year ended December 31, 2019, the Company also amortized to interest expense $18,295 from the amortization of the discount. This note is payable to and the interest expense was paid to a related party.

On August 29, 2019, the Company entered into a Securities Purchase Agreement with an investor for the purchase of a Convertible Promissory Note in the principal amount of up to $105,000. The Note is not convertible within 180 days of receipt of funds for the first closing and is then convertible, in whole or in part, into shares of the Company’s Common Stock at a rate of $0.20 per share. Upon an “Event of Default,” as defined in the note, the conversion price becomes the “Variable Conversion Price” which is defined in the note as “60% multiplied by the Marked Price.” “Market Price” is defined in the note as “the lowest one (1) Trading Price (as defined in the note) for the common stock during the twenty-five (25) Trading Day period ending on the last complete Trading Day prior to the Conversion Date.” The note bears interest at a rate of 10% per annum with principal and accrued and unpaid interest payable one year from the receipt of funds for each tranche under the note. Subscription funds of $30,000 were received by the Company from the investor on September 6, 2019 for which the Company paid a purchase price of $35,000. In addition to the notes, the Company issued to the investor an aggregate of 175,000 warrants. The warrants are considered equity instruments based on the Company’s adoption of ASU 2017-11.

The proceeds received upon issuing the notes and warrants were allocated to each instrument on a relative fair value basis. The initial fair value of the warrants was $15,868 determined using the Black-Scholes valuation model with the following assumptions: expected term of 2.5 years; risk free interest rate of 1.4%; and volatility of 132%. The effective conversion rate resulted in a discount of $10,378 and is amortized to interest expense using the effective interest method over the term of the notes.

The unpaid principal balance of the notes is $35,000, accrued interest is $1,112 and the balance of the unamortized discount is $3,764 at December 31, 2019. For the year ended December 31, 2019 the Company also amortized to interest expense $6,615 from the amortization of the discount. There is an additional discount of $5,000 on the note resulting from the difference between the purchase price and the subscription funds received. For the year ended December 31, 2019 $3,187 has been amortized to interest expense leaving an unamortized balance of $1,813 as of December 31, 2019.

11. RELATED PARTIES

At December 31, 2019 and 2018 the amount due to stockholders was $1,000. The balance is payable to two stockholders related to opening bank balances.

At December 31, 2019 and 2018 accounts payable due to three officers was $343,227 and $237,514, respectively. The majority of the balance is related to deferred salary expenses while the remainder is related to reimbursable expenses that were incurred throughout the year. During the year ended December 31, 2019 the three officers forgave accrued salaries amounting to $370,725.

In January 2018 the Company entered into a lease agreement with a stockholder of the Company and paid monthly installments of $2,000 which terminated on December 31, 2018. The Company renewed the lease agreement in January 2019 for monthly installments of $2,000 which terminated on June 30, 2019, the Company now rents month to month. For the year ended December 31, 2019 and 2018, rent expense earned by the stockholder amounted to $24,000, while $15,000 and $6,000 of the rent expense is in accounts payable as of December 31, 2019 and 2018, respectively.

The Company entered into a verbal arrangement in June of 2017 with a company controlled by a shareholder to provide administrative services. Total payments to the related party for administrative services amounted to $0 and $26,000 for the year ended December 31, 2019 and 2018, respectively.

For the year ended December 31, 2019 professional expense paid to directors and officers of the Company amounted to $0 and $130,000, respectively. For the year ended December 31, 2019 and 2018, travel expense paid on behalf of directors and officers of the Company amounted to approximately $10,000 and $8,000, respectively.

12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there were the following items to disclose:

Six months from receipt of the first tranche of $35,000 under the Convertible Promissory Note issued on August 29, 2019, the Company failed to pay the accrued and unpaid interest, which is considered an “Event of Default” under the note. As a result, the conversion price became a “Variable Conversion Price.” Also, as a result of the occurrence of the “Event of Default,” all amounts owing under the note became immediately due and payable and the Company became obligated to pay to the holder 175% of the then outstanding balance of the note and all unpaid principal and unpaid interest accrued interest at 15%.

During 2020, the holder of the note had converted $35,000 of principle plus fees into shares of Common Stock and, as of the date hereof, the amount of principle owing under the note is $0. As a result of the conversions by the holder at a conversion price below the warrant exercise price of $0.20, the exercise price of the warrants was adjusted to $0.00084. During 2020, the holder of the note exercised 38,038,165 warrants at conversion prices ranging from $0.026 to $0.060.

On May 20, 2020, the second closing of the Convertible Promissory Note occurred pursuant to which the Company paid a purchase price of $35,000 and received gross proceeds of $29,300. In addition to the issuance of the note, the Company issued to the holder warrants to purchase one share of the Company’s Common Stock for 100% of the number of shares of Common Stock issuable upon conversion of the funds received in the second closing. Each warrant is immediately exercisable at $0.20 per share, unless adjusted, and expires on May 20, 2025.

During 2020, the Company applied for and received funding from the Payroll Protection Program (the “PPP Loan”) in the amount of $36,700. under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 23, 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement. The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act.

The Company is closely monitoring the impact of the 2019 novel coronavirus, or COVID-19, on all aspects of its business. COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and the President of the United States declared the COVID-19 outbreak a national emergency. The Company has implemented contingency plans, with office-based employees working remotely where possible. While the COVID-19 pandemic has not had a material adverse impact on the Company’s operations to date, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may materially and adversely affect the Company’s results of operations, cash flows and financial position as well as its customers.

On June 12, 2020, the Company entered into Amendment No. 1 to the 5% Secured Promissory Note with Cambridge Medspace, LLC, a Massachusetts limited liability company, pursuant to which the Note was amended to extend the maturity date to January 22, 2021.

