Form 10-Q
period 2020-03-31
IIOT-OXYS, Inc.
filed 2020-08-19
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(401) 307-3092

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

The number of shares outstanding of the registrant’s common stock on August 18, 2020, was 141,825,630.

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to IIOT-OXYS, Inc., a Nevada corporation, and as applicable to its wholly owned subsidiaries, OXYS Corporation, a Nevada corporation, and HereLab, Inc., a Delaware corporation.

In filing the Quarterly Report on Form 10-Q (the “Quarterly Report”) at this time, we are relying upon the orders (the “Orders”) issued by the Securities and Exchange Commission (the “SEC”) on March 4, 2020 and March 25, 2020 pursuant to Section 36 (Release Nos. 34-88318 and 34-88465) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), extending the time in which certain reports required to be filed pursuant to the Exchange Act are filed, and the Current Report on Form 8-K we filed on March 27, 2020, pursuant to which we reported that we may be unable to file this Quarterly Report on a timely basis because of the impact of COVID-19, which had and would adversely impact the ability of the individuals preparing the Quarterly Report to complete such task on a timely basis. We were unable to file this Quarterly Report on the original due date because (i) of the impact of COVID-19 for the reasons disclosed in the Current Report on Form 8-K filed on March 27, 2020 and (ii) management's devoting significant time and attention to assessing and responding to the impact of COVID-19.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2020 and December 31, 2019

(unaudited)

	March 31, 2020	December 31, 2019

Assets
Current Assets
Cash and Cash Equivalents	$34,105	$24,212
Accounts Receivable, net	15,600	28,004
Prepaid Expense	4,081	3,710
Inventory	–	–
Total Current Assets	53,786	55,926

Intangible Assets, net	385,151	397,492
Total Assets	$438,937	$453,418

Liabilities and Stockholders' (Deficit)
Current Liabilities
Shares Payable to Related Parties	$1,283,872	$1,102,645
Salaries Payable to Related Parties	347,205	343,227
Derivative Liability	146,410	–
Accounts Payable	145,728	164,562
Accrued Liabilities	50,189	54,497
Deferred Revenue	46,425	–
Total Current Liabilities	2,019,829	1,664,931

Notes Payable, net	858,092	706,508
Due to Stockholder	1,000	1,000
Total Liabilities	2,878,921	2,372,439

Commitments and Contingencies (Note 8)

Stockholders' (Deficit)
Preferred stock $0.001 par value, 10,000,000 shares authorized; 0 issued and outstanding	–	–
Common stock $0.001 par value, 190,000,000 shares authorized; 67,063,547 and 43,313,547 shares issued and outstanding, respectively	67,064	43,314
Additional Paid-in Capital	3,526,326	3,077,972
Accumulated Deficit	(6,033,374)	(5,040,307)

Total Stockholders' Deficit	(2,439,984)	(1,919,021)
Total Liabilities and Stockholders' Deficit	$438,937	$453,418

See accompanying notes to unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Sales	$15,600	$42,837
Cost of Sales	8,634	12,169
Gross Profit	6,966	30,668

Expenses
Demo Parts	–	63
Bank Service Charges	1,422	700
Office Expenses	973	6,871
Organization Costs	11,147	5,240
Insurance	–	6,906
Professional	187,121	488,806
Travel	–	4,816
Patent License Fee	1,644	1,430
Amortization of Intangible Assets	12,341	12,206
Total Expenses	214,648	527,038

Other Income (Expense)
Loss on Change in FMV of Derivative Liability	(63,908)	–
Loss on Extinguishment of Debt	–	(221,232)
Interest Expense	(518,289)	(62,436)
Miscellaneous Income	409	–
Total Other Income (Expense)	(581,788)	(283,668)

Net Loss	$(789,470)	$(780,038)

Loss per Common Share	$(0.02)	$(0.02)

Weighted Average Number of Shares Outstanding - Basic and Diluted	45,245,415	41,175,686

See accompanying notes to unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2018	40,633,327	$40,633	$2,572,751	$(3,153,020)	$(539,636)

Stock-based compensation	1,176,996	1,177	169,114	–	170,291

Beneficial conversion feature discount on note payable	–	–	38,222	–	38,222

Net loss	–	–	–	(780,038)	(780,038)

Balance March 31, 2019	41,810,323	$41,810	$2,780,087	$(3,933,058)	$(1,111,161)

Balance December 31, 2019	43,313,547	$43,314	$3,077,972	$(5,040,307)	$(1,919,021)

Common stock issued for conversion of convertible note payable	23,750,000	23,750	3,938	–	27,688

Relief of derivative liabilities	–	–	77,386	–	77,386

Warrants issued for default of convertible note payables	–	–	163,433	–	163,433

Changes in FMV of warrants related to convertible note payables	–	–	203,597	(203,597)	–

Net loss	–	–	–	(789,470)	(789,470)

Balance March 31, 2020	67,063,547	$67,064	$3,526,326	$(6,033,374)	$(2,439,984)

See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

	Three Months Ended March 31,
	2020	2019

Cash Flows from Operating Activities:
Net Loss	$(789,470)	$(780,038)

Adjustments to reconcile net loss to net cash from operating activities:
Loss on Extinguishment of Debt	–	221,232
Stock Based Compensation	–	290,555
Amortization of Discount on Notes Payable	24,022	46,028
Amortization of Intangible Assets	12,341	12,206
Loss on Issuance of Default Warrants	163,433	–
Increase in Principal Due to Penalty Provision	146,250	–
Increase in Principal Due to Fees	9,000	–

Changes in assets and liabilities:
(Increase) Decrease in:
Accounts Receivable	12,404	(9,837)
Inventory	–	(190)
Prepaid Expense	(371)	(5,622)
Increase (Decrease) in:
Shares Payable to Related Parties	181,227	–
Salaries Payable to Related Parties	3,978	–
Derivative Liability	223,796	–
Accounts Payable	(18,834)	106,686
Accrued Liabilities	(4,308)	513
Deferred Revenue	46,425	–
Net Cash Provided by (Used by) Operating Activities	9,893	(118,467)

Cash Flows from Financing Activities:
Cash Received from Convertible Note Payable	–	155,000
Net Cash Provided by Financing Activities	–	155,000

Net Increase in Cash and Cash Equivalents	9,893	36,533

Cash and Cash Equivalents at Beginning of Period	24,212	39,226

Cash and Cash Equivalents at End of Period	$34,105	$75,759

Supplemental disclosure of cash flow information:
Interest paid during the period	$–	$15,074
Taxes paid during the period	$24,295	$–
Supplemental disclosure of non-cash investing and financing activities:
Discount on notes payable	$–	$38,222
Conversion of Convertible Notes Payable and Derivative Liabilities	$105,074	$–
Warrant Anti-Dilution Issuance	$203,597	$–

See accompanying notes to unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2020

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

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2019.

Principles of Consolidation

The consolidated financial statements for March 31, 2020 and 2019 include the accounts of IIOT-OXYS, Inc., OXYS Corporation, and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company was only recently formed, has incurred continuing operating losses, and has an accumulated deficit of $6,033,374 and $5,040,307 as of March 31, 2020 and December 31, 2019, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that the Company will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations for the next 12 months by generating cash through additional borrowings and/or issuances of equity securities, as needed. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Concentration of Risk

Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents which are generally not collateralized. The Company’s policy is to place its cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC), up to $250,000. As of March 31, 2020, and December 31, 2019, the Company had no amounts in excess of the FDIC insurance limit.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. There was no allowance for doubtful accounts as of March 31, 2020 and December 31, 2019.

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

4. COMMITMENTS AND CONTINGENCIES

In prior years, the Company entered into consulting agreements with one director, three executive officers, and one engineer of the Company which include commitments to issue shares of the Company’s common stock from the Company’s Stock Incentive Plans. Two agreements have been terminated and shares have been issued in conjunction with the related separation agreements, but the vested shares related to the remaining consulting agreements with the three executive officers have not yet been issued and, therefore, remain a liability. According to the remaining three agreements, 1,269,000 shares vested in 2019, 600,000 shares vested during the quarter ended March 31, 2020, 1,800,000 shares of common stock will vest during the remainder of 2020, and 3,600,000 shares of common stock will vest in 2021.

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

The value of the shares was assigned at fair market value on the effective date of the agreement and the pro-rata number of shares earned was calculated and amortized at the end of each reporting period. The Company accrued $1,283,872 and $1,102,645 in shares payable in conjunction with these agreements as of March 31, 2020 and December 31, 2019, respectively. A summary of these agreements is as follows.

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

The shares are issued under the 2019 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange. As of March 31, 2020, and December 31, 2019, 560,000 shares had vested, but were not yet issued.

As part of the Consulting Agreement dated June 4, 2018 the CEO shall also receive a monthly fee of $15,000 which accrues unless converted into shares of common stock of the Company at a conversion rate specified in the agreement. Until the Company closes a minimum $500,000 capital raise, the monthly fee accrues and, upon the closing of such a capital raise, $5,000 of the monthly fee will be paid to the CEO in cash and the remainder will continue to accrue. Upon the closing of a capital raise of at least $2,000,000, the entire monthly fee will be paid to the CEO in cash and all accrued and unpaid monthly fees will be paid by the Company within one year of the closing of such a capital raise.

On June 11, 2020, the Company entered into a Debt Forgiveness Agreement with the CEO, pursuant to which the CEO forgave $185,000 of accrued and unpaid consulting fees owed to him pursuant to his consulting agreement with the Company. On June 12, 2020, the Company entered into an amendment effective January 1, 2020 to the Consulting Agreement with the CEO. The amendment stated that from January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for services performed. Fees may accrue at the discretion of management. At any time, the Consultant shall have the right to convert any accrued and unpaid fees into shares of Common Stock of the Company. The conversion price shall equal 90% multiplied by the market price (representing a discount rate of 10%).

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

The shares are issued under the 2017 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange. As of March 31, 2020, and December 31, 2019, 409,000 shares had vested, but were not yet issued.

As part of the Consulting Agreement dated October 1, 2018 the COO shall receive a monthly fee of $12,750 which accrues unless converted into shares of common stock of the Company at a conversion rate specified in the agreement. Until the Company closes a minimum $500,000 capital raise, the monthly fee accrues and, upon the closing of such a capital raise, $4,250 of the monthly fee will be paid to the COO in cash and the remainder will continue to accrue. Upon the closing of a capital raise of at least $2,000,000, the entire monthly fee will be paid to the COO in cash and all accrued and unpaid monthly fees will be paid by the Company within one year of the closing of such a capital raise.

On June 11, 2020, the Company entered into a Debt Forgiveness Agreement with the COO, pursuant to which the COO forgave $103,250 of accrued and unpaid consulting fees owed to her pursuant to her consulting agreement with the Company. On June 12, 2020, the Company entered into an amendment effective January 1, 2020 to the Consulting Agreement with the COO. The amendment stated that from January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for services performed. Fees may accrue at the discretion of management. At any time, the Consultant shall have the right to convert any accrued and unpaid fees into shares of Common Stock of the Company. The conversion price shall equal 90% multiplied by the market price (representing a discount rate of 10%).

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

As of March 31, 2020, and December 31, 2019, 900,000 and 300,000 shares had vested, respectively, but were not yet issued.

As part of the Amended and Restated Consulting Agreement dated effective April 23,2018 the CTO shall receive a monthly fee of $9,375 which accrues unless converted into shares of common stock of the Company at a conversion rate specified in the agreement. Until the Company closes a minimum $500,000 capital raise, the monthly fee accrues and, upon the closing of such a capital raise, $3,125 of the monthly fee will be paid to the CTO in cash and the remainder will continue to accrue. Upon the closing of a capital raise of at least $2,000,000, the entire monthly fee will be paid to the CTO in cash and all accrued and unpaid monthly fees will be paid by the Company within one year of the closing of such a capital raise.

On June 11, 2020, the Company entered into a Debt Forgiveness Agreement with the CTO pursuant to which the CTO forgave $82,475 of accrued and unpaid consulting fees owed to him pursuant to his consulting agreement with the Company. On June 12, 2020, the Company entered into an amendment effective January 1, 2020 to the Consulting Agreement with the CTO. The amendment stated that from January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for services performed. Fees may accrue at the discretion of management. At any time, the Consultant shall have the right to convert any accrued and unpaid fees into shares of Common Stock of the Company. The conversion price shall equal 90% multiplied by the market price (representing a discount rate of 10%).

5. STOCKHOLDERS' EQUITY

Common Stock

The Company has authorized 190,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. As of March 31, 2020, and December 31, 2019, the Company had 67,063,547 and 43,313,547 shares of common stock and no shares of preferred stock issued and outstanding, respectively.

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

On December 14, 2017 (the “Effective Date”), the Board of Directors of the Company approved the 2017 Stock Inventive Plan (the “2017 Plan”). Awards may be made under the 2017 Plan for up to 4,500,000 shares of common stock of the Company. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the 2017 Plan. No awards can be granted under the 2017 Plan after the expiration of 10 years from the Effective Date but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards.

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

Shares earned and issued related to the consulting agreements discussed in Note 4 are issued under the 2017 Stock Incentive Plan and the 2019 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange.

A summary of the status of the Company’s non-vested shares as of March 31, 2019 and 2020 and changes during the year then ended, is presented below:

	Non-vested Shares of Common Stock	Weighted Average Fair Value
Balance at December 31, 2018	7,469,000	$0.30
Awarded	–	–
Vested	(300,000)	0.30
Forfeited	–	–
Balance at March 31, 2019	7,169,000	$0.30

Balance at December 31, 2019	6,000,000	$0.30
Awarded	–	–
Vested	(600,000)	0.30
Forfeited	–	–
Balance at March 31, 2020	5,400,000	$0.30

As of March 31, 2020, and December 31, 2019 there was $896,828 and $1,078,055, respectively, of total unrecognized compensation costs related to the non-vested share-based compensation arrangements awarded to consultants. That cost is expected to be recognized over a weighted-average period of 1.2 years and 1.4 years, respectively, as of March 31, 2020 and December 31, 2019. The total fair value of shares recognized during the three months ended March 31, 2020 and 2019 was $181,227 and $152,765, respectively.

On March 6, 2020, six months from receipt of the first tranche of $35,000 under the Convertible Promissory Note issued on August 29, 2019, the Company failed to pay the accrued and unpaid interest, which is considered an “Event of Default” under the note. As a result, the conversion price became a “Variable Conversion Price.” Also, as a result of the occurrence of the “Event of Default,” all amounts owing under the note became immediately due and payable and the Company became obligated to pay to the holder 175% of the then outstanding balance of the note and all unpaid principal and unpaid interest accrued interest at 15%. During March 2020, the holder of the note had converted $18,668 of principle plus fees into 23,750,000 shares of Common Stock amounting to $27,688.

Total share-based compensation for the three months ended March 31, 2020 and 2019 was $208,915 and $323,056, respectively.

Warrants

A summary of the status of the Company’s warrants as of March 31, 2020 and 2019 and changes during the three months then ended, is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2018	384,615	$0.75
Issued	286,667	$0.36
Exercised	–
Expired/Forfeited	–
Outstanding at March 31, 2019	671,282	$0.43	5.7 years

Outstanding at December 31, 2019	1,627,532	$0.21	4.5 years
Issued	42,907,532	$0.01
Exercised	–
Expired/Forfeited	–
Outstanding at March 31, 2020	44,535,064	$0.00	4.4 years

6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Net loss attributable to common stockholders (basic)	$(789,470)	$(780,038)

Shares used to compute net loss per common share, basic and diluted	42,245,415	41,175,686

Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.02)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the three months ended March 31, 2020 and 2019 because their inclusion would be anti-dilutive:

	March 31, 2020	March 31, 2019
Warrants to purchase common stock	44,535,064	671,282
Potentially issuable shares related to convertible notes payable	43,338,312	3,084,615
Potentially issuable vested shares to directors and officers	1,869,000	300,000
Potentially issuable unvested shares to officers	5,400,000	7,169,000
Total anti-dilutive common stock equivalents	95,142,376	11,224,897

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

On January 1, 2020, the Company failed to achieve certain milestones during calendar 2019 and, as such, the conversion/exercise prices of the note and warrants were adjusted to $0.10 and $0.15, respectively. This resulted in an adjustment to retained earnings of $201 based on the change in fair value.

Effective January 15, 2020, the Company went into technical default of the note agreement as a result of not making the December 31, 2019 interest payment within the required period. As a result, the principal was increased by 20%, or $100,000, and the Company was required to issue an additional 384,615 warrants at the then effective exercise price of $0.15 per share. The fair value of the warrants was $44,297, determined using the Black-Scholes valuation model with the following assumptions: expected term of 4.14 years; risk free interest rate of 1.6%; and volatility of 243%. Due to the default, this value was immediately expensed.

As of March 31, 2020, the exercise price of the warrants was further adjusted to $0.00084 as a result of the down-round features being triggered. This resulted in an adjustment to retained earnings of $71 based on the change in fair value.

As of March 31, 2020, the Company has accrued interest related to this note of $31,578. For the three months ended March 31, 2020, the Company also amortized to interest expense $2,999 of the discount.

The unpaid principal balance of the note is $600,000 as of March 31, 2020, which includes the default penalty noted above, and the remaining unamortized discount is $11,039.

On January 22, 2019, the Company entered into a Securities Purchase Agreement and Security and Pledge Agreement with a single investor and issued a Secured Convertible Promissory Note to the investor in the principal amount of $55,000. In addition to the note, the Company issued to the investor 36,667 warrants. Each warrant is immediately exercisable at $0.75 per share, contains certain anti-dilution down-round features and expires on January 22, 2024. If the Company ever defaults on the loan, the warrants to be issued will increase from 50% of the number of shares of common stock issuable upon conversion to 100%. The warrants are considered equity instruments based on the Company’s adoption of ASU 2017-11.

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

As of March 31, 2020, the exercise price of the warrants was adjusted to $0.00084 as a result of the down-round features being triggered. This resulted in an adjustment to retained earnings of $7 based on the change in fair value.

The unpaid principal balance of the note and accrued interest is $55,000 and $3,270, respectively, as of March 31, 2020, and the remaining unamortized discount is $0. For the three months ended March 31, 2020, the Company amortized to interest expense $194 from the amortization of the discount. This note and accrued interest is due to a related party. On June 12, 2020, this note was amended to extend the maturity date to March 1, 2021, and all events of default were waived.

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

On January 1, 2020, the Company failed to achieve certain milestones during calendar 2019 and, as such, the conversion/exercise prices of the note and warrants were adjusted to $0.10 and $0.15, respectively. This resulted in an adjustment to retained earnings of $131 based on the change in fair value.

Effective January 15, 2020, the Company went into technical default of the note agreement as a result of not making the December 31, 2019 interest payment within the required period. As a result, the principal was increased by 20%, or $20,000, in aggregate, and the Company was required to issue an additional 250,000 warrants at the then effective exercise price of $0.15 per share. The fair value of the warrants was $28,793, determined using the Black-Scholes valuation model with the following assumptions: expected term of 4.14 years; risk free interest rate of 1.6%; and volatility of 243%. Due to the default, this value was immediately expensed.

As of March 31, 2020, the exercise price of the warrants was further adjusted to $0.00084 as a result of the down-round features being triggered. This resulted in an adjustment to retained earnings of $46 based on the change in fair value.

As of March 31, 2020, the unpaid principal balance of the notes is $120,000, which includes the default penalty noted above, accrued interest is $6,316 and the balance of the unamortized discount is $0. For the three months ended March 31, 2020, the Company also amortized to interest expense $2,037 from the amortization of the discount.

On August 2, 2019, the Company entered into a Securities Purchase Agreement with an investor for the purchase of a 12% Secured Convertible Note in the principal amount of up to $125,000. The note is convertible, in whole or in part, into shares of the Company’s common stock, at any time at a rate of $0.08 per share with fractions rounded up to the nearest whole share, unless paid in cash at the Company’s election. The note bears interest at a rate of 12% per annum and interest payments will be made on a quarterly basis. The note matures August 2, 2021. $75,000, $25,000, and $25,000 subscription funds were received by the Company from the investor on August 2, 2019, September 6, 2019, and October 16, 2019, respectively. In addition to the note, the Company issued to the investor an aggregate of 781,250 warrants. The warrants are considered equity instruments based on the Company’s adoption of ASU 2017-11.

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

Effective January 30, 2020, the Company went into technical default of the note agreement as a result of not making the December 31, 2019 interest payment within the required period. As a result, the Company was required to issue an additional 781,250 warrants at the then effective exercise price of $0.12 per share. The fair value of the warrants was $90,342, determined using the Black-Scholes valuation model with the following assumptions: expected term of 4.76 years; risk free interest rate of 1.6%; and volatility of 233%. Due to the default, this value was immediately expensed.

As of March 31, 2020, the exercise price of the warrants was adjusted to $0.00084 as a result of the down-round features being triggered. This resulted in an adjustment to retained earnings of $70 based on the change in fair value.

As of March 31, 2020, the unpaid principal balance of the notes is $125,000, the accrued interest is $7,389 and the balance of the unamortized discount is $73,430. For the three months ended December 31, 2019, the Company amortized to interest expense $13,216 from the amortization of the discount. This note is payable to a related party.

On August 29, 2019, the Company entered into a Securities Purchase Agreement with an investor for the purchase of a Convertible Promissory Note in the principal amount of up to $105,000. The Note is not convertible within 180 days of receipt of funds for the first closing and is then convertible, in whole or in part, into shares of the Company’s Common Stock at a rate of $0.20 per share. Upon an “Event of Default,” as defined in the note, the conversion price becomes the “Variable Conversion Price” which is defined in the note as “60% multiplied by the Marked Price.” “Market Price” is defined in the note as “the lowest one (1) Trading Price (as defined in the note) for the common stock during the twenty-five (25) Trading Day period ending on the last complete Trading Day prior to the Conversion Date.” The note bears interest at a rate of 10% per annum with principal and accrued and unpaid interest payable six months from the receipt of funds for each tranche under the note. Subscription funds of $30,000 were received by the Company from the investor on September 6, 2019 for which the Company paid a purchase price of $35,000. In addition to the notes, the Company issued to the investor an aggregate of 175,000 warrants. The warrants are considered equity instruments based on the Company’s adoption of ASU 2017-11.

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

As of March 31, 2020, the exercise price of the warrants was adjusted to $0.00084 and the number of warrants was increased to 41,666,667 as a result of the down-round features being triggered. This resulted in an adjustment to retained earnings of $203,002 based on the change in fair value.

During the three months ended March 31, 2020, the note went into default upon passing its maturity date. As a result, a default penalty of $26,250 was recorded and added to the principal balance. In addition, the conversion price became the “Variable Conversion Price” as defined above. This note is now convertible into a variable number of shares of common stock for which there is no floor to the number of shares that might be required to issue. Based on the requirements of ASC 815, Derivatives and Hedging, the conversion feature represents an embedded derivative that is required to be bifurcated and accounted for as a separate derivative liability. The derivative liability is originally recorded at its estimated fair value and is required to be revalued at each conversion event and reporting period. Changes in the derivative liability fair value are reported in operating results each reporting period.

The Company valued the conversion feature on the date of default resulting in initial liability of $159,888, which was immediately expensed due to the default. During the three months ended March 31, 2020, $18,688 in principal and $9,000 in fees were converted into 23,750,000 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the three months ended March 31, 2020, the Company recorded a loss of $63,908 related to the change of fair value of the derivative liability and recorded $77,386 to additional paid-in capital.

Upon issuance and at each conversion and reporting period date, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0008 to $0.0028, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0022 to $0.021, an expected dividend yield of 0%, expected volatility ranging from 563% to 574%, risk-free interest rates ranging from 0.11% to 0.39%, and an expected term of 0.25 years.

As of March 31, 2020, the unpaid principal balance of the notes including the default penalty is $42,562 and accrued interest is $1,636. For the three months ended March 31, 2020, $5,577 of the note discount has been amortized to interest expense leaving an unamortized balance of $0 as of March 31, 2020.

8. RELATED PARTIES

As of March 31, 2020, and December 31, 2019 the amount due to stockholders was $1,000. The balance is payable to two stockholders related to opening bank balances.

As of March 31, 2020, and December 31, 2019 accounts payable due to three officers was $347,205 and $343,227, respectively. The majority of the balance is related to deferred salary expenses while the remainder is related to reimbursable expenses.

In January 2018, the Company entered into a lease agreement with a stockholder of the Company and paid monthly installments of $2,000 which terminated on December 31, 2018. The Company renewed the lease agreement in January 2019 for monthly installments of $2,000 which terminated on June 30, 2019, the Company now rents month to month for $250 per month. For the three months ended March 31, 2020 and 2019, rent expense earned by the stockholder amounted to $750 and $6,000. $15,750 and $15,000 of rent expense is in accounts payable as of March 31, 2020 and December 31, 2019, respectively.

For the three months ended March 31, 2020 and 2019 professional expense paid to directors and officers of the Company amounted to $0, respectively. For the three months ended March 31, 2020 and 2019, travel expense paid on behalf of directors and officers of the Company amounted to approximately $0, respectively.

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

On July 29, 2020, the Company entered into a Settlement and Mutual Release Agreement with a lender pursuant to which the Company paid $100,000 to the lender in exchange for the full extinguishment of the remaining principal amount and all accrued and unpaid interest (approximately $70,000) and penalties associated with the Convertible Promissory Note dated August 29, 2019 issued to the lender. All remaining unexercised warrants to purchase the Company’s Common Stock issued to the lender were also extinguished pursuant to the Settlement Agreement. Upon receipt of the Settlement Amount by the lender, the lender agreed to release all reserved shares of the Company’s Common Stock. The Settlement Agreement also provides for a full mutual release of the parties.

On July 29, 2020, the Company entered an Equity Financing Agreement and Registration Rights Agreement with GHS Investments LLC (“GHS”), pursuant to which GHS agreed to purchase up to $5,000,000 in shares of the Company’s Common Stock, from time to time over the course of 36 months after effectiveness of a registration statement on Form S-1 of the underlying shares of Common Stock.

In connection with entering into the Equity Financing Agreement, on July 29, 2020, the Company issued to GHS a Convertible Promissory Note in the principal amount of $100,000. The $100k Note matures on April 29, 2021 upon which time all accrued and unpaid interest will be due and payable. Interest accrues on the $100k Note at 10% per annum based on a 360-day year. The $100k Note is convertible at any time, upon the election of GHS, into shares of the Company’s Common Stock at $0.01 per share. The $100k Note is subject to various “Events of Default,” which are disclosed in the $100k Note. Upon the occurrence of an uncured “Event of Default,” the $100k Note will become immediately due and payable and will be subject to penalties and adjustments to the conversion price (the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined in the $100k Note) (representing a discount rate of 30%). Upon the issuance of the $100k Note, the Company has agreed to reserve one times the amount of shares of Common Stock into which the $100k Note is convertible and, 101 days from the issuance of the $100k Note, the Company will reserve two-and-a-half times the amount of shares of Common Stock into which the $100k Note is convertible. Within three Trading Days (as defined in the $100k Note) of the sale by GHS of all of the Common Stock issued upon the conversion of the $100k Note, the Company is required to issue to GHS an amount of shares of Common Stock priced at the lowest traded price for the relevant Trading Day, which represents the difference between $130,000 and the net proceeds to GHS from the sale of aggregate Common Stock issued upon the conversion of the $100k Note.

In connection with entering into the Equity Financing Agreement, on July 29, 2020, the Company issued to GHS a Convertible Promissory Note in the principal amount of $75,000. The $75k Note matures on April 29, 2021 upon which time all accrued and unpaid interest will be due and payable. Interest accrues on the $75k Note at 10% per annum based on a 360-day year. The $75k Note is convertible at any time, upon the election of GHS, into shares of the Company’s Common Stock at $0.0099 per share. The $75k Note is subject to various “Events of Default,” which are disclosed in the $75k Note. Upon the occurrence of an uncured “Event of Default,” the $75k Note will become immediately due and payable and will be subject to penalties and adjustments to the conversion price (the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined in the $75k Note) (representing a discount rate of 30%). Upon the issuance of the $75k Note, the Company has agreed to reserve one times the amount of shares of Common Stock into which the $75k Note is convertible and, 101 days from the issuance of the $75k Note, the Company will reserve two-and-a-half times the amount of shares of Common Stock into which the $75k Note is convertible.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements

Basis of Presentation

The financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the quarterly period ended March 31, 2019 and 2020 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

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

General Overview

IIOT-OXYS, Inc., a Nevada corporation (the “Company”), and OXYS, were originally established for the purposes of designing, building, testing, and selling Edge Computing systems for the Industrial Internet. Both companies were, and presently are, early stage technology startups that are largely pre-revenue in their development phase. HereLab is also an early-stage technology development company. The Company received its first revenues in the last quarter of 2017, continued to realize revenues during 2018 and 2019, has realized revenues during the first quarter of 2020, and expects to continue to realize revenue growth in 2020 due to its business development pipeline.

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

Results of Operations for the Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

For the three months ended March 31, 2020, the Company earned revenues of $15,600 and incurred related cost of sales of $8,634. The Company incurred professional fees of $187,121, interest fees of $518,285, a loss on change in FMV of derivative liability of 63,908, and other general and administrative expenses of $27,527. The Company generated $409 in miscellaneous income. As a result, the Company incurred a net loss of $789,470 for the three months ended March 31, 2020.

Comparatively, for the three months ended March 31, 2019, we earned revenues of $42,837 and incurred related cost of sales of $12,169. We incurred professional fees of $488,806 and other general and administrative expenses of $38,232. We incurred interest fees of $62,436 and a loss on extinguishment of debt of $221,232. As a result, we incurred a net loss of $780,038 for the three months ended March 31, 2019.

During the current and prior period, the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Liquidity and Capital Resources

At March 31, 2020, the Company had a cash balance of $34,105, which represents a $9,893 increase from the $24,212 balance at December 31, 2019. This increase was the result of cash provided by operating activities. The Company’s working capital at March 31, 2020 was a deficit of $(1,966,043), as compared to a December 31, 2019 working capital deficit of $(1,609,005).

For the three months ended March 31, 2020, the Company incurred a net loss of $789,470.

For the three months ended March 31, 2019, the Company incurred a net loss of $780,038.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses from operations of $789,470 and $780,038 for the three months ended March 31, 2020 and 2019, respectively, and has an accumulated deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a going concern qualification in their auditors’ report dated June 22, 2020. Such a going concern qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Clifford L. Emmons, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Emmons, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2020. Based on his evaluation, Mr. Emmons concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Convertible Note Conversions and Warrant Exercises

Pursuant to the Convertible Promissory Note issued on August 29, 2019 to a third-party lender (the “Lender”) in the principal amount of $35,000, during the quarterly period ended March 31, 2020, the Lender converted $18,668 in principal into an aggregate of 23,750,000 shares of the Company’s Common Stock at conversion prices ranging from $0.003 to $0.001.

The securities were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the securities.

Item 3. Defaults Upon Senior Securities

Convertible Note Default

Six months from receipt of the first tranche of $35,000 under the Convertible Promissory Note issued on August 29, 2019, the Company failed to pay the accrued and unpaid interest, which is considered an “Event of Default” under the note. As a result, the conversion price became a “Variable Conversion Price.” Also, as a result of the occurrence of the “Event of Default,” all amounts owing under the note became immediately due and payable and the Company became obligated to pay to the holder 175% of the then outstanding balance of the note and all unpaid principal and unpaid interest accrued interest at 15%. In addition to the adjustments to the note, the amount and exercise price of the warrants issued pursuant to the note, were also adjusted. As of the date of this Quarterly Report, the note has been extinguished.

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1*	Collaboration Agreement effective March 18, 2020 with Aingura IIoT, S.L.
31.1*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IIOT-OXYS, Inc.

Date: August 19, 2020	By	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

