Form 10-Q
period 2020-06-30
IIOT-OXYS, Inc.
filed 2020-09-14
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the registrant’s common stock on September 11, 2020, was 141,825,630.

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to IIOT-OXYS, Inc., a Nevada corporation, and as applicable to its wholly owned subsidiaries, OXYS Corporation, a Nevada corporation, and HereLab, Inc., a Delaware corporation.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2020 and December 31, 2019

(unaudited)

	June 30, 2020	December 31, 2019
Assets
Current Assets
Cash and Cash Equivalents	$34,032	$24,212
Accounts Receivable, net	16,244	28,004
Prepaid Expense	4,035	3,710
Inventory	–	–
Total Current Assets	54,311	55,926

Intangible Assets, net	372,810	397,492
Total Assets	$427,121	$453,418

Liabilities and Stockholders' (Deficit)
Current Liabilities
Shares Payable to Related Parties	$1,465,099	$1,102,645
Salaries Payable to Related Parties	356,090	343,227
Derivative Liability	63,727	–
Accounts Payable	164,142	164,562
Accrued Liabilities	41,787	54,497
Deferred Revenue	46,425	–
Total Current Liabilities	2,137,270	1,664,931

Notes Payable, net	867,015	706,508
PPP Liability	36,700	–
Due to Stockholder	1,000	1,000
Total Liabilities	3,041,985	2,372,439

Commitments and Contingencies (Note 8)

Stockholders' (Deficit)
Preferred stock $0.001 par value, 10,000,000 shares authorized; 0 issued and outstanding	–	–
Common stock $0.001 par value, 190,000,000 shares authorized; 135,065,629 and 43,313,547 shares issued and outstanding, respectively	135,066	43,314
Additional Paid-in Capital	3,668,112	3,077,972
Accumulated Deficit	(6,418,042)	(5,040,307)

Total Stockholders' Deficit	(2,614,864)	(1,919,021)
Total Liabilities and Stockholders' Deficit	$427,121	$453,418

See accompanying notes to unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2020 and 2019

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Sales	$26,171	$21,850	$41,771	$64,687
Cost of Sales	12,487	6,410	21,121	18,579
Gross Profit	13,684	15,440	20,650	46,108

Expenses
Demo Parts	–	–	–	63
Bank Service Charges	1,845	651	3,267	1,351
Office Expenses	2,571	13,903	3,544	20,774
Organization Costs	10,977	5,324	22,124	10,564
Insurance	–	3,279	–	10,185
Professional	244,216	492,257	431,337	981,063
Travel	–	7,701	–	12,517
Patent License Fee	1,644	1,644	3,288	3,074
Amortization of Intangible Assets	12,341	12,341	24,682	24,547
Total Expenses	273,594	537,100	488,242	1,064,138

Other Income (Expense)
Loss on Change in FMV of Derivative Liability	(75,324)	–	(139,232)	–
Loss on Extinguishment of Debt	–	–	–	(221,232)
Interest Expense	(49,434)	(25,343)	(567,723)	(87,779)
Miscellaneous Income	–	–	409	–
Total Other Income (Expense)	(124,758)	(25,343)	(706,546)	(309,011)

Net Loss	$(384,668)	$(547,003)	$(1,174,138)	$(1,327,041)

Loss per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted Average Number of Shares Outstanding - Basic and Diluted	71,927,594	42,035,306	78,478,730	41,614,374

See accompanying notes to unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

For the Three Months Ended June 30, 2020 and 2019

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance March 31, 2019	41,810,323	41,810	2,780,087	(3,933,058)	(1,111,161)

Stock-based compensation	435,606	436	47,481	–	47,917

Net loss	–	–	–	(547,003)	(547,003)

Balance June 30, 2019	42,245,929	$42,246	$2,827,568	$(4,480,061)	$(1,610,247)

Balance March 31, 2020	67,063,547	$67,064	$3,526,326	$(6,033,374)	(2,439,984)

Common stock issued for conversion of convertible note payable	27,200,000	27,200	(2,252)	–	24,948

Common stock issued for conversion of detachable warrants	40,802,082	40,802	(40,802)	–	–

Relief of derivative liabilities	–	–	158,007	–	158,007

Beneficial conversion feature discount on note payable	–	–	26,833	–	26,833

Net loss	–	–	–	(384,668)	(384,668)

Balance June 30, 2020	135,065,629	$135,066	$3,668,112	$(6,418,042)	$(2,614,864)

See accompanying notes to unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

For the Six Months Ended June 30, 2020 and 2019

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2018	40,633,327	$40,633	$2,572,751	$(3,153,020)	$(539,636)

Stock-based compensation	1,612,602	1,613	216,595	–	218,208

Discount on notes payable	–	–	38,222	–	38,222

Net loss	–	–	–	(1,327,041)	(1,327,041)

Balance March 31, 2019	42,245,929	$42,246	$2,827,568	$(4,480,061)	$(1,610,247)

Balance December 31, 2019	43,313,547	$43,314	$3,077,972	$(5,040,307)	$(1,919,021)

Common stock issued for conversion of convertible note payable	50,950,000	50,950	1,686	–	52,636

Common stock issued for conversion of detachable warrants	40,802,082	40,802	(40,802)	–	–

Relief of derivative liabilities	–	–	235,393	–	235,393

Warrants issued for default of convertible note payables	–	–	163,433	–	163,433

Changes in FMV of warrants related to convertible note payables	–	–	203,597	(203,597)	–

Beneficial conversion feature discount on note payable	–	–	26,833	–	26,833

Net loss	–	–	–	(1,174,138)	(1,174,138)

Balance March 31, 2020	135,065,629	$135,066	$3,668,112	$(6,418,042)	$(2,614,864)

See accompanying notes to unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net Loss	$(1,174,138)	$(1,327,041)

Adjustments to reconcile net loss to net cash from operating activities:
Loss on Extinguishment of Debt	–	221,232
Stock Based Compensation	–	218,208
Amortization of Discount on Notes Payable	47,490	52,593
Amortization of Intangible Assets	24,682	24,547
Loss on Issuance of Default Warrants	163,433	–
Increase in Principal Due to Penalty Provision	146,250	–
Increase in Principal Due to Fees	16,726	–

Changes in assets and liabilities:
(Increase) Decrease in:
Accounts Receivable	11,760	28,000
Inventory	–	(190)
Prepaid Expense	(325)	(29)
Increase (Decrease) in:
Shares Payable to Related Parties	362,454	–
Salaries Payable to Related Parties	12,863	–
Derivative Liability	299,120	–
Accounts Payable	(420)	276,185
Accrued Liabilities	(12,710)	325,176
Deferred Revenue	46,425	–
Net Cash Provided by (Used by) Operating Activities	(56,390)	(181,319)

Cash Flows from Financing Activities:
Cash Received from PPP Loan	36,700	–
Cash Received from Convertible Note Payable	29,510	155,000
Net Cash Provided by Financing Activities	66,210	155,000

Net Increase in Cash and Cash Equivalents	9,820	(26,319)

Cash and Cash Equivalents at Beginning of Period	24,212	39,226

Cash and Cash Equivalents at End of Period	$34,032	$12,907

Supplemental disclosure of cash flow information:
Interest paid during the period	$–	$33,167
Taxes paid during the period	$24,295	$–
Supplemental disclosure of non-cash investing and financing activities:
Discount on notes payable	$–	$38,222
Conversion of Convertible Notes Payable and Derivative Liabilities	$288,029	$–
Warrant Anti-Dilution Issuance	$203,597	$–

See accompanying notes to unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2020

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

Principles of Consolidation

The consolidated financial statements for June 30, 2020 and 2019 include the accounts of IIOT-OXYS, Inc., OXYS Corporation, and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company was only recently formed, has incurred continuing operating losses, and has an accumulated deficit of $6,418,042 and $5,040,307 as of June 30, 2020 and December 31, 2019, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Concentration of Risk

Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents which are generally not collateralized. The Company’s policy is to place its cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC), up to $250,000. As of June 30, 2020, and December 31, 2019, the Company had no amounts in excess of the FDIC insurance limit.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. There was no allowance for doubtful accounts as of June 30, 2020 and December 31, 2019.

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

Convertible Debt

Convertible debt is accounted for under FASB ASC 470-20, Debt – Debt with Conversion and Other Options.

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

4. COMMITMENTS AND CONTINGENCIES

In prior years, the Company entered into consulting agreements with one director, three executive officers, and one engineer of the Company which include commitments to issue shares of the Company’s common stock from the Company’s Stock Incentive Plans. Two agreements have been terminated and shares have been issued in conjunction with the related separation agreements, but the vested shares related to the remaining consulting agreements with the three executive officers have not yet been issued and, therefore, remain a liability. According to the remaining three agreements, 1,269,000 shares vested in 2019, 1,600,000 shares vested during the six months ended June 30, 2020, 800,000 shares of common stock will vest during the remainder of 2020, and 3,600,000 shares of common stock will vest in 2021.

In the event that the agreement is terminated by either party pursuant to the terms of the agreement, all unvested shares which have been earned shall vest on a pro-rata basis as of the effective date of the termination of the agreement and all unearned, unvested shares shall be terminated.

The value of the shares was assigned at fair market value on the effective date of the agreement and the pro-rata number of shares earned was calculated and amortized at the end of each reporting period. The Company accrued $1,465,099 and $1,102,645 in shares payable in conjunction with these agreements as of June 30, 2020 and December 31, 2019, respectively. A summary of these agreements is as follows.

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

The shares are issued under the 2019 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange. As of June 30, 2020, and December 31, 2019, 1,560,000 and 560,000 shares had vested, respectively, but were not yet issued.

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

On June 11, 2020, the Company entered into a Debt Forgiveness Agreement with the CEO, pursuant to which the CEO forgave $185,000 of accrued and unpaid consulting fees owed to him pursuant to his consulting agreement with the Company. On June 12, 2020, the Company entered into an amendment effective January 1, 2020 to the Consulting Agreement with the CEO. The amendment stated that from January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for services performed. Fees may accrue at the discretion of management. At any time, the Consultant shall have the right to convert any accrued and unpaid fees into shares of Common Stock of the Company. The conversion price shall equal 90% multiplied by the market price (representing a discount rate of 10%). As of June 30, 2020, and December 31, 2019 $121,149 and $117,001 is in salaries payable to related parties due and payable to the CEO, respectively

On March 11, 2019, the Company’s Board of Directors approved the Consulting Agreement dated effective October 1, 2018 with its COO. The term of the agreement is for three years beginning as of the effective date, unless terminated earlier pursuant to the agreement and is automatically renewable for one-year terms upon the consent of the parties. The services to be provided by the COO pursuant to the agreement are those customary for the position in which the COO is serving. As of the effective date, the Company shall issue to the COO an aggregate of 2,409,000 shares of the Company’s common stock which vest as follows:

1.       409,000 shares on the first-year anniversary of the effective date;

2.       800,000 shares on the second-year anniversary of the effective date; and

3.       1,200,000 shares on the third-year anniversary of the effective date.

The shares are issued under the 2017 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange. As of June 30, 2020, and December 31, 2019, 409,000 shares had vested, but were not yet issued.

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

On June 11, 2020, the Company entered into a Debt Forgiveness Agreement with the COO, pursuant to which the COO forgave $103,250 of accrued and unpaid consulting fees owed to her pursuant to her consulting agreement with the Company. On June 12, 2020, the Company entered into an amendment effective January 1, 2020 to the Consulting Agreement with the COO. The amendment stated that from January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for services performed. Fees may accrue at the discretion of management. At any time, the Consultant shall have the right to convert any accrued and unpaid fees into shares of Common Stock of the Company. The conversion price shall equal 90% multiplied by the market price (representing a discount rate of 10%). As of June 30, 2020, and December 31, 2019 $122,828 and $118,000 is in salaries payable to related parties due and payable to the COO, respectively.

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

As of June 30, 2020, and December 31, 2019, 900,000 and 300,000 shares had vested, respectively, but were not yet issued.

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

On June 11, 2020, the Company entered into a Debt Forgiveness Agreement with the CTO pursuant to which the CTO forgave $82,475 of accrued and unpaid consulting fees owed to him pursuant to his consulting agreement with the Company. On June 12, 2020, the Company entered into an amendment effective January 1, 2020 to the Consulting Agreement with the CTO. The amendment stated that from January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for services performed. Fees may accrue at the discretion of management. At any time, the Consultant shall have the right to convert any accrued and unpaid fees into shares of Common Stock of the Company. The conversion price shall equal 90% multiplied by the market price (representing a discount rate of 10%). As of June 30, 2020, and December 31, 2019 $112,113 and $108.226 is in salaries payable to related parties due and payable to the CTO, respectively.

5. STOCKHOLDERS' EQUITY

Common Stock

The Company has authorized 190,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. As of June 30, 2020, and December 31, 2019, the Company had 135,065,629 and 43,313,547 shares of common stock, respectively, and no shares of preferred stock issued and outstanding.

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

A summary of the status of the Company’s non-vested shares as June 30, 2019 and 2020 and changes during the year then ended, is presented below:

	Non-vested Shares of Common Stock	Weighted Average Fair Value
Balance at December 31, 2018	7,469,000	$0.30
Awarded	–	–
Vested	(910,000)	0.30
Forfeited	–	–
Balance at June 30, 2019	6,559,000	$0.30

Balance at December 31, 2019	6,000,000	$0.30
Awarded	–	–
Vested	(1,600,000)	0.30
Forfeited	–	–
Balance at June 30, 2020	4,400,000	$0.30

As of June 30, 2020, and December 31, 2019, there was $715,601 and $1,078,055, respectively, of total unrecognized compensation costs related to the non-vested share-based compensation arrangements awarded to consultants. That cost is expected to be recognized over a weighted-average period of 0.9 years and 1.4 years, respectively, as of June 30, 2020 and December 31, 2019. The total fair value of shares recognized during the six months ended June 30, 2020 and 2019 was $362,454 and $370,380, respectively.

On March 6, 2020, six months from receipt of the first tranche of $35,000 under the Convertible Promissory Note issued on August 29, 2019, the Company failed to pay the accrued and unpaid interest, which is considered an “Event of Default” under the note. As a result, the conversion price became a “Variable Conversion Price.” Also, as a result of the occurrence of the “Event of Default,” all amounts owing under the note became immediately due and payable and the Company became obligated to pay to the holder 175% of the then outstanding balance of the note and all unpaid principal and unpaid interest accrued interest at 15%. During the three months ended June 30, 2020 the holder of the note had converted $16,312 of principal, $1,636 of interest, plus fees of $7,000 into 27,200,000 shares amounting to $24,948. During the six months ended June 30,2020, the holder of the note had converted $34,980 of principal, $1,636 of interest, plus fees of $16,000 into 50,950,000 shares of Common Stock amounting to $52,636. Furthermore, during the three and six months ended June 30, 2020 the holder of the note converted $35,000 worth of warrants and $726 worth of fees into 41,666,667 shares of common stock.

Total share-based compensation for the three months ended June 30, 2020 and 2019 was $209,788 and $47,917, respectively. Total share-based compensation for the six months ended June 30, 2020 and 2019 was $478,295 and $256,430, respectively.

Warrants

A summary of the status of the Company’s warrants as of June 30, 2020 and 2019 and changes during the three months then ended, is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2018	384,615	$0.75
Issued	286,667	$0.36
Exercised	–	–
Expired/Forfeited	–	–
Outstanding at June 30, 2019	671,282	$0.43	5.3 years

Outstanding at December 31, 2019	1,627,532	$0.21	4.5 years
Issued	42,907,532	$0.01
Exercised	(41,666,667)	$0.00
Expired/Forfeited	–	–
Outstanding at June 30, 2020	2,868,397	$0.00	4.0 years

6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,
	2020	2019
Net loss attributable to common stockholders (basic)	$(384,668)	$(547,003)

Shares used to compute net loss per common share, basic and diluted	71,927,594	42,035,306

Net loss per share attributable to common stockholders, basic and diluted	$(0.01)	$(0.01)

	Six months ended June 30,
	2020	2019
Net loss attributable to common stockholders (basic)	$(1,174,138)	$(1,327,041)

Shares used to compute net loss per common share, basic and diluted	78,478,730	41,614,374

Net loss per share attributable to common stockholders, basic and diluted	$(0.01)	$(0.03)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the three and six months ended June 30, 2020 and 2019 because their inclusion would be anti-dilutive:

	As of June 30,
	2020	2019
Warrants to purchase common stock	2,868,397	671,282
Potentially issuable shares related to convertible notes payable	42,402,856	3,084,615
Potentially issuable vested shares to directors and officers	2,869,000	910,000
Potentially issuable unvested shares to officers	4,400,000	6,559,000
Total anti-dilutive common stock equivalents	52,540,253	11,224,897

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

During the quarter ended March 31, 2020, the exercise price of the warrants was further adjusted to $0.00084 as a result of the down-round features being triggered. This resulted in an adjustment to retained earnings of $71 based on the change in fair value.

As of June 30, 2020, the Company has accrued interest related to this note of $30,666. For the three and six months ended June 30, 2020, the Company also amortized to interest expense $2,999 and $5,997 of the discount, respectively.

The unpaid principal balance of the note is $600,000 as of June 30, 2020, which includes the default penalty noted above, and the remaining unamortized discount is $11,039.

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

During the quarter ended March 31, 2020, the exercise price of the warrants was adjusted to $0.00084 as a result of the down-round features being triggered. This resulted in an adjustment to retained earnings of $7 based on the change in fair value.

The unpaid principal balance of the note and accrued interest is $55,000 and $3,955, respectively, as of June 30, 2020, and the remaining unamortized discount is $0. For the three and six months ended June 30, 2020, the Company amortized to interest expense $194 from the amortization of the discount. This note and accrued interest is due to a related party. On June 12, 2020, this note was amended to extend the maturity date to January 22, 2021, and all events of default were waived.

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

During the quarter ended March 31, 2020, the exercise price of the warrants was further adjusted to $0.00084 as a result of the down-round features being triggered. This resulted in an adjustment to retained earnings of $46 based on the change in fair value.

As of June 30, 2020, the unpaid principal balance of the notes is $120,000, which includes the default penalty noted above, accrued interest is $6,133 and the balance of the unamortized discount is $0. For the three and six months ended June 30, 2020, the Company also amortized to interest expense $2,037 from the amortization of the discount.

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

During the quarter ended March 31, 2020, the exercise price of the warrants was adjusted to $0.00084 as a result of the down-round features being triggered. This resulted in an adjustment to retained earnings of $70 based on the change in fair value.

As of June 30, 2020, the unpaid principal balance of the notes is $125,000, the accrued interest is $11,129 and the balance of the unamortized discount is $60,210. For the three and six months ended June 30, 2020, the Company amortized to interest expense $13,220 and $26,436 from the amortization of the discount, respectively. This note is payable to a related party.

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

During the quarter ended March 31, 2020, the exercise price of the warrants was adjusted to $0.00084 and the number of warrants was increased to 41,666,667 as a result of the down-round features being triggered. This resulted in an adjustment to retained earnings of $203,002 based on the change in fair value.

During the quarter ended March 31, 2020, the note went into default upon passing its maturity date. As a result, a default penalty of $26,250 was recorded and added to the principal balance. In addition, the conversion price became the “Variable Conversion Price” as defined above. This note became convertible into a variable number of shares of common stock for which there is no floor to the number of shares that might be required to be issued. Based on the requirements of ASC 815, Derivatives and Hedging, the conversion feature represents an embedded derivative that is required to be bifurcated and accounted for as a separate derivative liability. The derivative liability is originally recorded at its estimated fair value and is required to be revalued at each conversion event and reporting period. Changes in the derivative liability fair value are reported in operating results each reporting period.

The Company valued the conversion feature on the date of default resulting in initial liability of $159,888, which was immediately expensed due to the default. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the three and six months ended June 30, 2020, the Company recorded a loss of $63,908 related to the change of fair value of the derivative liability. During the three and six months ended June 30, 2020, the company recorded $158,007 and $235,393 to additional paid-in capital, respectively.

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

As of June 30, 2020, the unpaid principal balance of the notes including the default penalty is $26,250 and accrued interest is $0. For the three and six months ended June 30, 2020, $5,577 of the note discount has been amortized to interest expense leaving an unamortized balance of $0.

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

As of June 30, 2020, the unpaid principal balance of the note is $35,000 and accrued interest is $393. For the three and six months ended June 30, 2020, $7,249 of the note discount has been amortized to interest expense leaving an unamortized balance of $25,284.

8. PPP LOAN

The Company applied for and received funding from the Payroll Protection Program (the “PPP Loan”) in the amount of $36,700. under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 23, 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement (subject to further deferral pursuant to the terms of the Paycheck Protection Flexibility Act of 2020). The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act.

9. RELATED PARTIES

As of June 30, 2020, and December 31, 2019 the amount due to stockholders was $1,000. The balance is payable to two stockholders related to opening bank balances.

In January 2018, the Company entered into a lease agreement with a stockholder of the Company and paid monthly installments of $2,000 which terminated on December 31, 2018. The Company renewed the lease agreement in January 2019 for monthly installments of $2,000 which terminated on June 30, 2019, the Company now rents month to month for $250 per month. For the three months ended June 30, 2020 and 2019, rent expense earned by the stockholder amounted to $750 and $6,000. For the six months ended June 30, 2020 and 2019, rent expense earned by the stockholder amounted to $1,500 and $12,000. $16,500 and $15,000 of rent expense is in accounts payable as of June 30, 2020 and December 31, 2019, respectively.

For the three and six months ended June 30, 2020 professional expense paid to directors and officers of the Company amounted to $14,237. For the three and six months ended June 30, 2020 professional expense paid to directors and officers of the Company amounted to $10,250.

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

The financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the quarterly period ended June 30, 2019 and 2020 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

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

General Overview

IIOT-OXYS, Inc., a Nevada corporation (the “Company”), and OXYS, were originally established for the purposes of designing, building, testing, and selling Edge Computing systems for the Industrial Internet. Both companies were, and presently are, early stage technology startups that are largely pre-revenue in their development phase. HereLab is also an early-stage technology development company. The Company received its first revenues in the last quarter of 2017, continued to realize revenues during 2018 and 2019, has realized revenues during the first and second quarter of 2020, and expects to continue to realize revenue growth in 2020 due to its business development pipeline.

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

Results of Operations for the Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

For the three months ended June 30, 2020, the Company earned revenues of $26,171 and incurred related cost of sales of $12,487. The Company incurred professional fees of $244,216, interest fees of $49,434, loss on change in FMV of derivative liability of $75,324 and other general and administrative expenses of $29,378. As a result, the Company incurred a net loss of $384,668 for the three months ended June 30, 2020.

Comparatively, for the three months ended June 30, 2019, the Company earned revenues of $21,850 and incurred related cost of sales of $6,410. The Company incurred professional fees of $492,257, interest fees of $25,343 and other general and administrative expenses of $44,843. As a result, the Company incurred a net loss of $547,003 for the three months ended June 30, 2019.

During the current and prior period, the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Results of Operations for the Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

For the six months ended June 30, 2020, the Company earned revenues of $41,771 and incurred related cost of sales of $21,121. The Company incurred professional fees of $431,337, interest fees of $567,723, loss on extinguishment of debt of $139,232 and other general and administrative expenses of $56,905, partially offset by miscellaneous income of $409. As a result, the Company incurred a net loss of $1,174,138 for the six months ended June 30, 2020.

Comparatively, for the six months ended June 30, 2019, the Company earned revenues of $64,687 and incurred related cost of sales of $18,579. The Company incurred professional fees of $981,063, interest fees of $87,779, loss on extinguishment of debt of $221,232 and other general and administrative expenses of $83,075. As a result, the Company incurred a net loss of $1,327,041 for the six months ended June 30, 2019.

During the current and prior period, the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Year over Year (YoY) revenue for the first six months of 2020 was less than in same period of 2019. This was due to several reasons, including: challenges raising substantial capital and longer than anticipated customer acquisition times. These two factors led to cash flow issues, which in turn led to additional and aging AP. All this resulted in a challenging first half of 2020, and, thus, the negative YoY revenue growth. Our Quarterly Report on Form 10-Q for the period ended March 31, 2020 disclosed risks of ongoing concerns, and those concerns still exist. A counter balance to these headwinds are the achievements in the first half of 2020: We completed a successful pilot program for our Fortune 500 Pharma customer, and also successfully completed a full year of data collection and analysis on our pilot structural health monitoring program for a New England state’s DOT. The underlying strengths of the Company are still in place: an experienced leadership team; contributions of a PhD level Machine Learning Algorithm engineer on our technology team; and strong execution on current contracts. Our continued focus on high potential growth markets (specifically Biotech, Pharma, and Medical Device Operations), have yielded numerous prospects for future growth. Furthermore, the strength of our target market, the Industrial Internet of Things (IIoT), continues: Market research shows the worldwide IIoT market in 2017 was $92 billion and is projected to be $227 billion by 2021 (25% CAGR).1

1 https://www.ptc.com/-/media/Files/PDFs/IoT/State-of-IIoT-Whitepaper.pdf

It is anticipated that YoY revenue growth in the second half of 2020 will meet or exceed that for same period of 2019. This is due to the hard work of the past year that has resulted in two successful pilots, in two of our key target industry verticals. We now have data and algorithms to build strong use cases and marketing collateral that can be leveraged to extend contracts with current customers and win additional contracts with new customers in all targeted industry segments. Also, the strength of the Aingura IIoT, S.G. collaboration agreement has bolstered financial stability, added talent breadth and depth, and complimentary industry segment experience. Furthermore, recent liquidity of our stock has attracted funding opportunities, and access to additional capital will enable funding of business development, staff augmentation, and inorganic growth opportunities. Combined with our underlying strengths: experienced leadership; savvy technological talent, and operational execution excellence; we believe these revenue goals are achievable.

Liquidity and Capital Resources

At June 30, 2020, the Company had a cash balance of $34,032, which represents a $9,820 increase from the $24,212 balance at December 31, 2019. This increase was primarily the result of cash provided by the issuance of convertible notes in the amount of $29,510 and cash provided by the issuance of the PPP loan in the amount of $36,700 offset by cash used to satisfy the requirements of a reporting company and due to acceleration in product development activities. The Company’s working capital at June 30, 2020 was a deficit of $2,082,959, as compared to a December 31, 2019 working capital deficit of $1,101,216.

For the three months ended June 30, 2020, the Company incurred a net loss of $384,668.

For the three months ended June 30, 2019, the Company incurred a net loss of $547,003.

For the six months ended June 30, 2020, the Company incurred a net loss of $1,174,138. Net cash used in operating activities was $56,390 for the six months ended June 30, 2020.

For the six months ended June 30, 2019, the Company incurred a net loss of $1,327,041. Net cash used in operating activities was $181,319 for the six months ended June 30, 2019.

For the six months ended June 30, 2020, investing activities consisted of $0. During the same period, financing activities consisted of cash received totaling $66,210 from proceeds from convertible note payable and PPP loan.

For the six months ended June 30, 2019, investing activities consisted of $0. During the same period, financing activities consisted of cash received totaling $155,000 from proceeds from convertible notes payable.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses from operations of $384,668 and $547,003 for the three months ended June 30, 2020 and 2019, respectively, and has an accumulated deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Clifford L. Emmons, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Emmons, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2020. Based on his evaluation, Mr. Emmons concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Convertible Note Conversions and Warrant Exercises

Pursuant to the Convertible Promissory Note issued on August 29, 2019 to a third-party lender (the “Lender”) in the principal amount of $35,000, during the quarterly period ended June 30, 2020, the Lender converted $24,948 in principal, accrued and unpaid interest, and fees into an aggregate of 27,200,000 shares of the Company’s Common Stock at market prices ranging from $0.00084 to $0.00108.

In addition to the note conversions, as disclosed above, the Lender exercised warrants to purchase $35,000 worth of shares of the Company’s Common Stock at market prices ranging from $0.0266 to $0.06 and an exercise price of $0.00084.

The securities were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the securities.

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1*	Finder’s Fee Agreement with J.H. Darbie & Co., Inc. dated May 18, 2020
10.2*	Common Stock Purchase Warrant dated May 20, 2020
10.3*	Debt Forgiveness Agreement with Clifford L. Emmons effective as of December 31, 2019
10.4*	Debt Forgiveness Agreement with Karen McNemar effective as of December 31, 2019
10.5*	Debt Forgiveness Agreement with Antony Coufal effective as of December 31, 2019
10.6*	Amendment to Consulting Agreement with Clifford L. Emmons dated June 12, 2020
10.7*	Amendment to Consulting Agreement with Karen McNemar dated June 12, 2020
10.8*	Amendment to Consulting Agreement with Antony Coufal dated June 12, 2020
10.9*	Amendment No. 1 to the 5% Secured Promissory Note with Cambridge MedSpace, LLC
31.1*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IIOT-OXYS, Inc.

Date: September 14, 2020	By	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

