Form 10-Q
period 2020-09-30
IIOT-OXYS, Inc.
filed 2020-11-16
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s common stock on November 16, 2020, was 143,825,630.

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to IIOT-OXYS, Inc., a Nevada corporation, and as applicable to its wholly owned subsidiaries, OXYS Corporation, a Nevada corporation, and HereLab, Inc., a Delaware corporation.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2020 and December 31, 2019

	September 30, 2020 (unaudited)	December 31, 2019

Assets
Current Assets
Cash and Cash Equivalents	$48,495	$24,212
Accounts Receivable, net	16,244	28,004
Prepaid Expense	2,428	3,710
Total Current Assets	67,167	55,926

Intangible Assets, net	360,333	397,492
Other Non-Current Assets	75,000	–
Total Assets	$502,500	$453,418

Liabilities and Stockholders' (Deficit)
Current Liabilities
Shares Payable to Related Parties	$1,648,318	$1,102,645
Notes Payable, net	1,023,424	706,508
Salaries Payable to Related Parties	394,875	343,227
Accounts Payable	201,722	164,562
Accrued Liabilities	78,014	54,497
Deferred Revenue	46,425	–
Total Current Liabilities	3,392,778	2,371,439

PPP Liability	36,700	–
Due to Stockholder	1,000	1,000
Total Liabilities	3,430,478	2,372,439

Commitments and Contingencies (Note 8)

Stockholders' (Deficit)
Preferred stock $0.001 par value, 10,000,000 shares authorized; 0 issued and outstanding	–	–
Common stock $0.001 par value, 190,000,000 shares authorized; 141,825,629 and 43,313,547 shares issued and outstanding, respectively	141,826	43,314
Additional Paid-in Capital	3,678,104	3,077,972
Accumulated Deficit	(6,747,908)	(5,040,307)

Total Stockholders' Deficit	(2,927,978)	(1,919,021)
Total Liabilities and Stockholders' Deficit	$502,500	$453,418

See accompanying notes to unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2020 and 2019

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues
Sales	$–	$49,260	$41,771	$113,947
Cost of Sales	–	15,128	21,121	33,707
Gross Profit	–	34,132	20,650	80,240

Expenses
Demo Parts	–	–	–	63
Late Fees and Fines	1,688	940	4,955	2,291
Office Expenses	1,502	6,062	5,046	26,836
Organization Costs	7,931	4,366	30,055	14,930
Insurance	–	5,853	–	16,038
Professional	240,919	295,465	672,256	1,276,528
Travel	–	20,167	–	32,684
Patent License Fee	1,644	1,645	4,932	4,719
Amortization of Intangible Assets	12,477	12,477	37,159	37,024
Total Expenses	266,161	346,975	754,403	1,411,113

Other Income (Expense)
Gain (Loss) on Change in FMV of Derivative Liability	25,181	–	(114,051)	–
Loss on Extinguishment of Debt	(16,205)	–	(16,205)	(221,232)
Interest Expense	(72,681)	(36,473)	(640,404)	(124,252)
Miscellaneous Income	–	–	409	–
Total Other Income (Expense)	(63,705)	(36,473)	(770,251)	(345,484)

Net Loss	$(329,866)	$(349,316)	$(1,504,004)	$(1,676,357)

Loss per Common Share	$(0.00)	$(0.01)	$(0.02)	$(0.04)

Weighted Average Number of Shares Outstanding - Basic and Diluted	98,736,959	42,775,966	99,156,375	42,005,826

See accompanying notes to unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

For the Three Months Ended September 30, 2020 and 2019

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance June 30, 2019	42,245,929	$42,246	$2,827,568	$(4,480,061)	$(1,610,247)

Stock-based compensation	1,017,618	1,018	128,884	–	129,902

Discount on notes payable	–	–	103,078	–	103,078

Net loss	–	–	–	(349,316)	(349,316)

Balance September 30, 2019	43,263,547	$43,264	$3,059,530	$(4,829,377)	$(1,726,583)

Balance June 30, 2020	135,065,629	$135,066	$3,668,112	$(6,418,042)	$(2,614,864)

Common stock issued for extinguishment of debt	6,760,000	6,760	9,992	–	16,752

Net loss	–	–	–	(329,866)	(329,866)

Balance September 30, 2020	141,825,629	$141,826	$3,678,104	$(6,747,908)	$(2,927,978)

See accompanying notes to unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

For the Nine Months Ended September 30, 2020 and 2019

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2018	40,633,327	$40,633	$2,572,751	$(3,153,020)	$(539,636)

Stock-based compensation	2,630,220	2,631	345,479	–	348,110

Discount on notes payable	–	–	141,300	–	141,300

Net loss	–	–	–	(1,676,357)	(1,676,357)

Balance September 30, 2019	43,263,547	$43,264	$3,059,530	$(4,829,377)	$(1,726,583)

Balance December 31, 2019	43,313,547	$43,314	$3,077,972	$(5,040,307)	$(1,919,021)

Common stock issued for conversion of convertible note payable	50,950,000	50,950	1,686	–	52,636

Common stock issued for conversion of detachable warrants	40,802,082	40,802	(40,802)	–	–

Relief of derivative liabilities	–	–	235,393	–	235,393

Warrants issued for default of convertible note payables	–	–	163,433	–	163,433

Changes in FMV of warrants related to convertible note payables	–	–	203,597	(203,597)	–

Beneficial conversion feature discount on note payable	–	–	26,833	–	26,833

Common stock issued for extinguishment of debt	6,760,000	6,760	9,992	–	16,752

Net loss	–	–	–	(1,504,004)	(1,504,004)

Balance September 30, 2020	141,825,629	$141,826	$3,678,104	$(6,747,908)	$(2,927,978)

See accompanying notes to unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash Flows from Operating Activities:
Net Loss	$(1,504,004)	$(1,676,357)

Adjustments to reconcile net loss to net cash from operating activities:
Loss on Extinguishment of Debt	16,205	221,232
Stock Based Compensation	–	348,110
Amortization of Discount on Notes Payable	90,149	68,328
Amortization of Intangible Assets	37,159	37,024
Loss on Issuance of Default Warrants	163,433	–
Increase in Principal Due to Penalty Provision	146,250	–
Increase in Principal Due to Fees	16,726	–
Loss on Change in FMV of Derivative Liability	114,051	–
Loss on Derivative Liability	159,888	–

Changes in assets and liabilities:
(Increase) Decrease in:
Accounts Receivable	11,760	27,800
Inventory	–	(190)
Prepaid Expense	1,282	(9,745)
Increase (Decrease) in:
Shares Payable to Related Parties	545,673	–
Salaries Payable to Related Parties	51,648	–
Accounts Payable	37,371	410,490
Accrued Liabilities	24,267	310,646
Deferred Revenue	46,425	–
Net Cash (Used by) Operating Activities	(41,717)	(262,662)

Cash Flows from Financing Activities:
Cash Received from PPP Loan	36,700	–
Cash Received from Convertible Note Payable	129,300	285,000
Cash Paid for Settlement of Notes Payable	(100,000)	–
Net Cash Provided by Financing Activities	66,000	285,000

Net Increase in Cash and Cash Equivalents	24,283	22,338

Cash and Cash Equivalents at Beginning of Period	24,212	39,226

Cash and Cash Equivalents at End of Period	$48,495	$61,564

Supplemental disclosure of cash flow information:
Interest paid during the period	$–	$19,816
Taxes paid during the period	$31,902	$–
Supplemental disclosure of non-cash investing and financing activities:
Discount on notes payable	$–	$146,300
Conversion of Convertible Notes Payable and Derivative Liabilities	$288,029	$–
Warrant Anti-Dilution Issuance	$203,597	$–

See accompanying notes to unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2020

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

Principles of Consolidation

The consolidated financial statements for September 30, 2020 and 2019 include the accounts of IIOT-OXYS, Inc., OXYS Corporation, and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company was only recently formed, has incurred continuing operating losses, and has an accumulated deficit of $6,747,908 and $5,040,307 as of September 30, 2020 and December 31, 2019, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Concentration of Risk

Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents which are generally not collateralized. The Company’s policy is to place its cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC), up to $250,000. As of September 30, 2020, and December 31, 2019, the Company had no amounts in excess of the FDIC insurance limit.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. There was no allowance for doubtful accounts as of September 30, 2020 and December 31, 2019.

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

4. COMMITMENTS AND CONTINGENCIES

In prior years, the Company entered into consulting agreements with one director, three executive officers, and one engineer of the Company which include commitments to issue shares of the Company’s common stock from the Company’s Stock Incentive Plans. Two agreements have been terminated and shares have been issued in conjunction with the related separation agreements, but the vested shares related to the remaining consulting agreements with the three executive officers have not yet been issued and, therefore, remain a liability. According to the remaining three agreements, 1,269,000 shares vested in 2019, 1,600,000 shares vested during the nine months ended September 30, 2020, 800,000 will vest in the remainder of 2020, and 3,600,000 shares of common stock will vest in 2021.

In the event that the agreement is terminated by either party pursuant to the terms of the agreement, all unvested shares which have been earned shall vest on a pro-rata basis as of the effective date of the termination of the agreement and all unearned, unvested shares shall be terminated.

The value of the shares was assigned at fair market value on the effective date of the agreement and the pro-rata number of shares earned was calculated and amortized at the end of each reporting period. The Company accrued $1,648,318 and $1,102,645 in shares payable in conjunction with these agreements as of September 30, 2020 and December 31, 2019, respectively. A summary of these agreements is as follows.

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

The shares are issued under the 2019 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange. As of September 30, 2020, and December 31, 2019, 1,560,000 and 560,000 shares had vested, respectively, but were not yet issued.

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

On June 11, 2020, the Company entered into a Debt Forgiveness Agreement with the CEO, pursuant to which the CEO forgave $185,000 of accrued and unpaid consulting fees owed to him pursuant to his consulting agreement with the Company. On June 12, 2020, the Company entered into an amendment effective January 1, 2020 to the Consulting Agreement with the CEO. The amendment stated that from January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for services performed. Fees may accrue at the discretion of management. At any time, the Consultant shall have the right to convert any accrued and unpaid fees into shares of Common Stock of the Company. The conversion price shall equal 90% multiplied by the market price (representing a discount rate of 10%). As of September 30, 2020, and December 31, 2019 $129,163 and $117,001 is in salaries payable to related parties due and payable to the CEO, respectively

On March 11, 2019, the Company’s Board of Directors approved the Consulting Agreement dated effective October 1, 2018 with its COO. The term of the agreement is for three years beginning as of the effective date, unless terminated earlier pursuant to the agreement and is automatically renewable for one-year terms upon the consent of the parties. The services to be provided by the COO pursuant to the agreement are those customary for the position in which the COO is serving. As of the effective date, the Company shall issue to the COO an aggregate of 2,409,000 shares of the Company’s common stock which vest as follows:

1.       409,000 shares on the first-year anniversary of the effective date;

2.       800,000 shares on the second-year anniversary of the effective date; and

3.       1,200,000 shares on the third-year anniversary of the effective date.

The shares are issued under the 2017 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange. As of September 30, 2020, and December 31, 2019, 409,000 shares, respectively, had vested, but were not yet issued.

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

On June 11, 2020, the Company entered into a Debt Forgiveness Agreement with the COO, pursuant to which the COO forgave $103,250 of accrued and unpaid consulting fees owed to her pursuant to her consulting agreement with the Company. On June 12, 2020, the Company entered into an amendment effective January 1, 2020 to the Consulting Agreement with the COO. The amendment stated that from January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for services performed. Fees may accrue at the discretion of management. At any time, the Consultant shall have the right to convert any accrued and unpaid fees into shares of Common Stock of the Company. The conversion price shall equal 90% multiplied by the market price (representing a discount rate of 10%). As of September 30, 2020 and December 31, 2019 $145,352 and $118,000 is in salaries payable to related parties due and payable to the CEO, respectively.

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

As of September 30, 2020, and December 31, 2019, 900,000 and 300,000 shares had vested, respectively, but were not yet issued.

As part of the Amended and Restated Consulting Agreement dated effective April 23, 2018 the CTO shall receive a monthly fee of $9,375 which accrues unless converted into shares of common stock of the Company at a conversion rate specified in the agreement. Until the Company closes a minimum $500,000 capital raise, the monthly fee accrues and, upon the closing of such a capital raise, $3,125 of the monthly fee will be paid to the CTO in cash and the remainder will continue to accrue. Upon the closing of a capital raise of at least $2,000,000, the entire monthly fee will be paid to the CTO in cash and all accrued and unpaid monthly fees will be paid by the Company within one year of the closing of such a capital raise.

On June 11, 2020, the Company entered into a Debt Forgiveness Agreement with the CTO pursuant to which the CTO forgave $82,475 of accrued and unpaid consulting fees owed to him pursuant to his consulting agreement with the Company. On June 12, 2020, the Company entered into an amendment effective January 1, 2020 to the Consulting Agreement with the CTO. The amendment stated that from January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for services performed. Fees may accrue at the discretion of management. At any time, the Consultant shall have the right to convert any accrued and unpaid fees into shares of Common Stock of the Company. The conversion price shall equal 90% multiplied by the market price (representing a discount rate of 10%). As of September 30, 2020, and December 31, 2019 $120,360 and $108,226 is in salaries payable to related parties due and payable to the CEO, respectively.

5. STOCKHOLDERS' EQUITY

Common Stock

The Company has authorized 190,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. As of September 30, 2020, and December 31, 2019, the Company had 141,825,629 and 43,313,547 shares of common stock, respectively, and no shares of preferred stock issued and outstanding.

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

A summary of the status of the Company’s non-vested shares as September 30, 2019 and 2020 and changes during the year then ended, is presented below:

	Non-vested Shares of Common Stock	Weighted Average Fair Value
Balance at December 31, 2018	7,469,000	$0.30
Awarded	–	–
Vested	(1,319,000)	0.30
Forfeited	–	–
Balance at September 30, 2019	6,150,000	$0.30

Balance at December 31, 2019	6,000,000	$0.30
Awarded	–	–
Vested	(1,600,000)	0.30
Forfeited	–	–
Balance at September 30, 2020	4,400,000	$0.30

As of September 30, 2020, and December 31, 2019, there was $532,382 and $1,078,055, respectively, of total unrecognized compensation costs related to the non-vested share-based compensation arrangements awarded to consultants. That cost is expected to be recognized over a weighted-average period of 0.7 years and 1.4 years respectively, as of September 30, 2020 and December 31, 2019. The total fair value of shares recognized during the nine months ended September 30, 2020 and 2019 was $545,673 and $370,380, respectively.

On March 6, 2020, six months from receipt of the first tranche of $35,000 under the Convertible Promissory Note issued on August 29, 2019, the Company failed to pay the accrued and unpaid interest, which is considered an “Event of Default” under the note. As a result, the conversion price became a “Variable Conversion Price.” Also, as a result of the occurrence of the “Event of Default,” all amounts owing under the note became immediately due and payable and the Company became obligated to pay to the holder 175% of the then outstanding balance of the note and all unpaid principal and unpaid interest accrued interest at 15%. During the three months ended September 30, 2020, there were no conversions of the note. During the nine months ended September 30, 2020, the holder of the note had converted $35,000 of principal, $1,636 of interest, plus fees of $16,000 into 50,950,000 shares of Common Stock amounting to $52,636. Furthermore, during the three and nine months ended September 30, 2020 the holder of the note exercised $35,000 worth of warrants and $726 worth of fees into 40,802,082 shares of common stock.

Total share-based compensation for the three months ended September 30, 2020 and 2019 was $0 and $129,902, respectively. Total share-based compensation for the nine months ended September 30, 2020 and 2019 was $0 and $348,110, respectively.

Warrants

A summary of the status of the Company’s warrants as of September 30, 2020 and 2019 and changes during the three months then ended, is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2018	384,615	$0.75
Issued	1,086,667	$0.14
Exercised	–
Expired/Forfeited	–
Outstanding at September 30, 2019	1,471,282	$0.22	4.7 years

Outstanding at December 31, 2019	1,627,532	$0.21	4.5 years
Issued	43,082,532	$0.01
Exercised	(41,666,667)	$0.00
Expired/Forfeited	(175,000)	$0.20
Outstanding at September 30, 2020	2,868,397	$0.00	3.7 years

6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,
	2020	2019
Net loss attributable to common stockholders (basic)	$(329,866)	$(349,316)

Shares used to compute net loss per common share, basic and diluted	98,736,959	42,775,966

Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.01)

	Nine months ended September 30,
	2020	2019
Net loss attributable to common stockholders (basic)	$(1,504,004)	$(1,676,357)

Shares used to compute net loss per common share, basic and diluted	99,156,375	42,005,826

Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.04)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the three and nine months ended September 30, 2020 and 2019 because their inclusion would be anti-dilutive:

	As of September 30,
	2020	2019
Warrants to purchase common stock	2,868,397	1,471,282
Potentially issuable shares related to convertible notes payable	276,882,256	4,337,525
Potentially issuable vested shares to directors and officers	2,869,000	1,319,000
Potentially issuable unvested shares to officers	4,400,000	6,150,000
Total anti-dilutive common stock equivalents	287,019,653	13,227,807

7. CONVERTIBLE NOTE PAYABLE

The following table summarizes the outstanding balance of convertible notes payable, interest and conversion rates as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019

Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at $0.10 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on March 1, 2021. The note is secured by substantially all the assets of the Company.	$600,000	$500,000

Convertible note payable to an investor with interest at 5% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable annually with the balance of principal and interest due on maturity on March 1, 2021. The note is secured by substantially all the assets of the Company.	55,000	55,000

Convertible note payable to an investor with interest at 12% per annum. $10,000 of the principal is currently convertible into shares of common stock at $0.01 per share, with remaining principal and interest convertible into shares of common stock at $0.10 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on March 1, 2021. The note is secured by substantially all the assets of the Company.	60,000	50,000

Convertible note payable to an investor with interest at 12% per annum. $10,000 of the principal is currently convertible into shares of common stock at $0.01 per share, with remaining principal and interest convertible into shares of common stock at $0.10 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on March 1, 2021. The note is secured by substantially all the assets of the Company.	60,000	50,000

Convertible note payable to a related party with interest at 12% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on August 2, 2021. The note is secured by substantially all the assets of the Company.	125,000	125,000

Convertible note payable to an investor with interest at 10% per annum, convertible after 180 days from issuance into shares of common stock at $0.20 per share, or 60% of the lowest market price in the preceding 25 days upon an event of default. Principal and interest due on maturity on March 6, 2020.	–	35,000

Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.01 per share. Principal and interest due on maturity on April 29, 2021.	100,000	–

Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.0099 per share. Note was issued as payment for future fees to be incurred under the related Equity Financing Agreement. Principal and interest due on maturity on April 29, 2021.	75,000	–

	1,075,000	815,000
Less unamortized discount	(51,576)	(108,492)
Net balance	1,023,424	706,508
Less current portion	(1,023,424)	(706,508)
	$–	$–

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

As of September 30, 2020, the Company has accrued interest related to this note of $67,676. For the three and nine months ended September 30, 2020, the Company also amortized to interest expense $3,032 and $9,029 of the discount, respectively.

The unpaid principal balance of the note is $600,000 as of September 30, 2020, which includes the default penalty noted above, and the remaining unamortized discount is $5,009.

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

The unpaid principal balance of the note and accrued interest is $55,000 and $4,648, respectively, as of September 30, 2020, and the remaining unamortized discount is $0. For the three and nine months ended September 30, 2020, the Company amortized to interest expense $194 from the amortization of the discount. This note and accrued interest is due to a related party. On June 12, 2020, this note was amended to extend the maturity date to January 22, 2021, and all events of default were waived.

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

On September 21, 2020, these notes were amended to reduce the conversion price of an aggregate of $20,000 of the total outstanding principal value of $120,000 from $0.10 to $0.01 per share. The remaining aggregate principal of $100,000 remains convertible at $0.10 per share. This modification to the notes was considered substantial (i.e. the change in fair value of the conversion feature was greater than 10% of the carrying value of the debt). As a result, the modification was accounted for as an extinguishment of debt, resulting in the recognition of an extinguishment loss of $18,360 during the three and nine months ended September 30, 2020.

As of September 30, 2020, the unpaid principal balance of the notes is $120,000, which includes the default penalty noted above, accrued interest is $13,535 and the balance of the unamortized discount is $0. For the three and nine months ended September 30, 2020, the Company also amortized to interest expense $2,037 from the amortization of the discount.

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

As of September 30, 2020, the unpaid principal balance of the notes is $125,000, the accrued interest is $14,909 and the balance of the unamortized discount is $47,311. For the three and nine months ended September 30, 2020, the Company amortized to interest expense $13,207 and $39,335 from the amortization of the discount, respectively. This note is payable to a related party.

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

The Company valued the conversion feature on the date of default resulting in initial liability of $159,888, which was immediately expensed due to the default. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the three and nine months ended September 30, 2020, the Company recorded a gain/(loss) of $25,181 and ($114,050) related to the change of fair value of the derivative liability. During the three and nine months ended September 30, 2020, the Company recorded $0 and $235,393 to additional paid-in capital, respectively.

Upon issuance and at each conversion, reporting period date, and extinguishment date, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0008 to $0.0073, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0022 to $0.021, an expected dividend yield of 0%, expected volatility ranging from 459% to 574%, risk-free interest rates ranging from 0.11% to 0.39%, and an expected term of 0.25 years.

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

On July 29, 2020, the Company entered into a Settlement and Mutual Release Agreement with the lender pursuant to which the Company paid $100,000 to the lender in exchange for the full extinguishment of the remaining principal amount and all accrued and unpaid interest and penalties associated with the Convertible Promissory Note dated August 29, 2019 issued to the lender (approximately $62,000). All remaining unexercised warrants to purchase the Company’s Common Stock issued to the lender were also extinguished pursuant to the Settlement Agreement. Upon receipt of the Settlement Amount by the lender, the lender agreed to release all reserved shares of the Company’s Common Stock. The Settlement Agreement also provides for a full mutual release of the parties. The settlement payment was allocated to the extinguished debt and warrants based on their relative fair values. The difference in the settlement amount allocated to the debt components, including the related derivative liability, and the actual value of the debt components of $2,155 was recorded as a gain on extinguishment during the three and nine months ended September 30, 2020. The settlement amount allocated to the warrants of $1,609 was recorded as a reduction to additional paid-in capital. In addition, the remaining unamortized discount was fully amortized to interest expense upon the settlement.

For the three and nine months ended September 30, 2020, $26,420 and $39,572 of the note discount has been amortized to interest expense leaving an unamortized balance of $0.

On July 29, 2020, the Company entered an Equity Financing Agreement and Registration Rights Agreement with GHS Investments LLC (“GHS”), pursuant to which GHS agreed to purchase up to $5,000,000 in shares of the Company’s Common Stock, from time to time over the course of 36 months after effectiveness of a registration statement on Form S-1 of the underlying shares of Common Stock.

In connection with entering into the Equity Financing Agreement, on July 29, 2020, the Company issued to GHS a Convertible Promissory Note in the principal amount of $100,000 (the “$100k Note”). The $100k Note matures on April 29, 2021 upon which time all accrued and unpaid interest will be due and payable. Interest accrues on the $100k Note at 10% per annum based on a 360-day year. The $100k Note is convertible at any time, upon the election of GHS, into shares of the Company’s Common Stock at $0.01 per share. The $100k Note is subject to various “Events of Default,” which are disclosed in the $100k Note. Upon the occurrence of an uncured “Event of Default,” the $100k Note will become immediately due and payable and will be subject to penalties and adjustments to the conversion price (the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined in the $100k Note) (representing a discount rate of 30%). Upon the issuance of the $100k Note, the Company has agreed to reserve one times the amount of shares of Common Stock into which the $100k Note is convertible and, 101 days from the issuance of the $100k Note, the Company will reserve two-and-a-half times the amount of shares of Common Stock into which the $100k Note is convertible. Within three Trading Days (as defined in the $100k Note) of the sale by GHS of all of the Common Stock issued upon the conversion of the $100k Note, the Company is required to issue to GHS an amount of shares of Common Stock priced at the lowest traded price for the relevant Trading Day, which represents the difference between $130,000 and the net proceeds to GHS from the sale of aggregate Common Stock issued upon the conversion of the $100k Note.

Also, in connection with entering into the Equity Financing Agreement, on July 29, 2020, the Company issued to GHS a Convertible Promissory Note in the principal amount of $75,000 (the “$75k Note”). No proceeds were received for this note as it was issued to offset future transaction costs related to any future issuances of equity under the agreement. As a result, the amount has been capitalized as deferred offering costs in the accompanying balance sheet and will be offset against any future proceeds received under the agreement. The $75k Note matures on April 29, 2021 upon which time all accrued and unpaid interest will be due and payable. Interest accrues on the $75k Note at 10% per annum based on a 360-day year. The $75k Note is convertible at any time, upon the election of GHS, into shares of the Company’s Common Stock at $0.0099 per share. The $75k Note is subject to various “Events of Default,” which are disclosed in the $75k Note. Upon the occurrence of an uncured “Event of Default,” the $75k Note will become immediately due and payable (multiplied by 130% of the unpaid principal and accrued and unpaid interest) and will be subject to penalties and adjustments to the conversion price (the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined in the $75k Note) (representing a discount rate of 30%). Upon the issuance of the $75k Note, the Company has agreed to reserve one times the amount of shares of Common Stock into which the $75k Note is convertible and, 101 days from the issuance of the $75k Note, the Company will reserve two-and-a-half times the amount of shares of Common Stock into which the $75k Note is convertible.

As of September 30, 2020, the unpaid principal balance of these notes is $175,000, and the accrued interest is $3,021.

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

In January 2018, the Company entered into a lease agreement with a stockholder of the Company and paid monthly installments of $2,000 which terminated on December 31, 2018. The Company renewed the lease agreement in January 2019 for monthly installments of $2,000 which terminated on June 30, 2019, the Company now rents month to month for $250 per month. For the three months ended September 30, 2020 and 2019, rent expense earned by the stockholder amounted to $750 and $6,000. For the nine months ended September 30, 2020 and 2019, rent expense earned by the stockholder amounted to $2,250 and $18,000. $17,000 and $15,000 of rent expense is in accounts payable as of September 30, 2020 and December 31, 2019, respectively.

For the three and nine months ended September 30, 2020 professional expense paid to directors and officers of the Company amounted to $14,237. For the three and nine months ended September 30, 2019 professional expense paid to directors and officers of the Company amounted to $0.

10. SUBSEQUENT EVENTS

On November 9, 2020, the Company’s Board of Directors (with Mr. Mitta abstaining) approved the award of 1,000,000 shares of the Company’s Common Stock to Mr. Mitta for services rendered to the Company in his capacity as a director since his appointment.

On November 9, 2020, the Company entered into a Share Exchange Agreements (the “Exchange Agreements”) with Clifford L. Emmons, the Company’s President, Chief Executive Officer, and director, Vidhyadhar Mitta, the Company’s director, and Karen McNemar, the Company’s Chief Operating Officer. Pursuant to the Purchase Agreements:

•	the Company agreed to sell Mr. Emmons 7,800 shares of “Series A Supervoting Preferred Stock” (as defined below) upon the filing of the Certificate of Designation (as defined below) in exchange for 780,000 unissued, vested shares of the Company’s Common Stock;

•	the Company agreed to sell Mr. Mitta 12,000 shares of “Series A Supervoting Preferred Stock” (as defined below) upon the filing of the Certificate of Designation (as defined below) in exchange for 1,000,000 unissued, awarded shares of the Company’s Common Stock and $168 in accrued and unpaid interest pursuant to a note issued to Mr. Mitta; and

•	the Company agreed to sell Ms. McNemar 6,045 shares of “Series A Supervoting Preferred Stock” (as defined below) upon the filing of the Certificate of Designation (as defined below) in exchange for 604,500 unissued, vested shares of the Company’s Common Stock.

On November 9, 2020, the Company filed an amendment to the Certificate of Designation to increase the shares authorized to 25,845 shares of Series A Supervoting Preferred Stock. The Board authorized the Supervoting Preferred Stock pursuant to the authority given to the Board under the Articles of Incorporation, which authorizes the issuance of up to 10,000,000 shares of Preferred Stock, par value $0.001 per share, and authorizes the Board, by resolution, to establish any or all of the unissued shares of Preferred Stock, not then allocated to any series into one or more series and to fix and determine the designation of each such shares, the number of shares which shall constitute such series and certain preferences, limitations and relative rights of the shares of each series so established.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there were no additional items to disclose.

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

The financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the quarterly period ended September 30, 2019 and 2020 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

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

Results of Operations for the Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

For the three months ended September 30, 2020, the Company earned revenues of $0 and incurred related cost of sales of $0. The Company incurred professional fees of $240,919, interest fees of $72,681, gain on change in FMV of derivative liability of $25,181, loss on extinguishment of debt of $16,205 and other general and administrative expenses of $25,242. As a result, the Company incurred a net loss of $329,866 for the three months ended September 30, 2020.

Comparatively, for the three months ended September 30, 2019, the Company earned revenues of $49,260 and incurred related cost of sales of $15,128. The Company incurred professional fees of $295,465, interest fees of $36,473 and other general and administrative expenses of $51,510. As a result, the Company incurred a net loss of $349,316 for the three months ended September 30, 2019.

During the current and prior period, the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Results of Operations for the Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

For the nine months ended September 30, 2020, the Company earned revenues of $41,771 and incurred related cost of sales of $21,121. The Company incurred professional fees of $672,256, interest fees of $640,404, loss on extinguishment of debt of $16,205, loss on change in FMV of derivative liability of $114,051, and other general and administrative expenses of $82,147, partially offset by miscellaneous income of $409. As a result, the Company incurred a net loss of $1,504,004 for the nine months ended September 30, 2020.

Comparatively, for the nine months ended September 30, 2019, the Company earned revenues of $113,947 and incurred related cost of sales of $33,707. The Company incurred professional fees of $1,276,528, interest fees of $124,252, loss on extinguishment of debt of $221,232 and other general and administrative expenses of $134,585. As a result, the Company incurred a net loss of $1,676,357 for the nine months ended September 30, 2019.

During the current and prior period, the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Year over Year (YoY) revenue for the nine months ended September 30, 2020 was less than in same period of 2019. This was due to several reasons, including: challenges raising substantial capital and longer than anticipated customer acquisition times. These two factors led to cash flow issues, which in turn led to additional and aging A/P. All this resulted in a challenging nine months ended September 30, 2020, and, thus, the negative YoY revenue growth. Our Quarterly Report on Form 10-Q for the period ended June 30, 2020 disclosed risks of ongoing concerns, and those concerns still exist. A counter balance to these headwinds are the achievements Year To Date in 2020: We completed a successful pilot program for our Fortune 500 Pharma customer, and also successfully completed a full year of data collection and analysis on our pilot structural health monitoring program for a New England state’s DOT. The underlying strengths of the Company are still in place: an experienced leadership team; contributions of a PhD level Machine Learning Algorithm engineer on our technology team; and strong execution on current contracts. Our continued focus on high potential growth markets (specifically Biotech, Pharma, and Medical Device Operations), have yielded numerous prospects for future growth. Furthermore, the strength of our target market, the Industrial Internet of Things (IIoT), continues: Market research shows the worldwide IIoT market in 2017 was $92 billion and is projected to be $227 billion by 2021 (25% CAGR).1

1 https://www.ptc.com/-/media/Files/PDFs/IoT/State-of-IIoT-Whitepaper.pdf

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

Another reason we are optimistic of our future growth potential is the continued strength of the Aingura IIoT, S.G. collaboration. This quarter we received pass through funding from a grant in the amount of $70,400, as a result of our recent collaborative work with Aingura IIoT, S.G. We’re confident the resulting aforementioned use cases and marketing collateral, combined with our extensive prospects, several under NDA, will culminate in new customers and overall revenue growth.

Liquidity and Capital Resources

At September 30, 2020, the Company had a cash balance of $48,495, which represents a $24,283 increase from the $24,212 balance at December 31, 2019. This increase was primarily the result of the pass-through funding we received from a grant in the amount of $70,400, as a result of our recent collaborative work with Aingura IIoT, S.G. offset by cash used to satisfy the requirements of a reporting company and due to acceleration in product development activities. The Company’s working capital at September 30, 2020 was a deficit of $3,325,611, as compared to a December 31, 2019 working capital deficit of $1,609,005.

For the three months ended September 30, 2020, the Company incurred a net loss of $329,866.

For the three months ended September 30, 2019, the Company incurred a net loss of $349,316.

For the nine months ended September 30, 2020, the Company incurred a net loss of $1,504,004. Net cash used in operating activities was $41,717 for the nine months ended September 30, 2020.

For the nine months ended September 30, 2019, the Company incurred a net loss of $1,676,357. Net cash used in operating activities was $262,662 for the nine months ended September 30, 2019.

For the nine months ended September 30, 2020, investing activities consisted of $0. During the same period, financing activities consisted of cash received totaling $66,000 as a result of proceeds from the PPP Loan, proceeds from convertible notes payable, partially offset by cash paid for settlement of notes payable.

For the nine months ended September 30, 2019, investing activities consisted of $0. During the same period, financing activities consisted of cash received totaling $285,000 from proceeds from convertible notes payable.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses from operations of $329,866 and $349,316 for the three months ended September 30, 2020 and 2019, respectively, and has an accumulated deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Clifford L. Emmons, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Emmons, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2020. Based on his evaluation, Mr. Emmons concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1*	Settlement and Mutual Release Agreement dated July 29, 2020
10.2*	Amendment No. 1 to Senior Secured Convertible Promissory Note with Catalytic Capital LLC
10.3*	Amendment No. 1 to Senior Secured Convertible Promissory Note with YVSGRAMORAH LLC
31.1*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IIOT-OXYS, Inc.

Date: November 16, 2020	By	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

