Form 10-K
period 2020-12-31
IIOT-OXYS, Inc.
filed 2021-04-06
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of its most recently completed second fiscal quarter based upon the price at which the common equity was last sold was $1,829,922.

As of March 31, 2021, there were 178,361,108 shares of the registrant’s Common Stock outstanding.

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

Factors that may cause differences between actual results and those contemplated by forward-looking statements include those discussed in “Risk Factors” and are not limited to the following:

•	the unprecedented impact of COVID-19 pandemic on our business, customers, employees, subcontractors, consultants, service providers, stockholders, investors and other stakeholders;
•	general market and economic conditions;
•	our ability to acquire new customers;
•	our ability to maintain and grow our business with our current customers;
•	our ability to meet the volume and service requirements of our customers;
•	industry consolidation, including acquisitions by us or our competitors;
•	capacity utilization and the efficiency of manufacturing operations;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low cost geographies for manufacturing or distribution;
•	product pricing, including the impact of currency exchange rates;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	strategic relationships with our suppliers;
•	product quality and performance;
•	protection of our products and brand by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets;
•	government actions throughout the world; and
•	our ability to service debt, when due.

Although the forward-looking statements in this Annual Report on Form 10-K (the “Annual Report”) are based on our beliefs, assumptions and expectations, taking into account all information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes. No assurance can be made by anyone that the expectations reflected in our forward-looking statements will be attained, or that deviations from them will not be material and adverse. We undertake no obligation, other than as maybe be required by law, to update this Annual Report or otherwise make public statements updating our forward-looking statements.

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

A new management team was put into place in 2018, which constitutes our current management team sans Mr. Coufal who resigned effective March 31, 2021. On April 1, 2021, we appointed Chandran Seshagiri as our Interim CTO to replace Mr. Coufal.

At the present time, we have two, wholly-owned subsidiaries which are OXYS Corporation and HereLab, Inc., through which our operations are conducted.

General Overview

IIOT-OXYS, Inc., a Nevada corporation (the “Company”), and OXYS, were originally established for the purposes of designing, building, testing, and selling Edge Computing systems for the Industrial Internet. Both companies were, and presently are, early stage technology startups that are largely pre-revenue in their development phase. HereLab is also an early-stage technology development company. The Company received its first revenues in the last quarter of 2017, has continued to realize revenues in 2020, and expects to realize revenue growth in 2021 due to its business development pipeline.

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

We use off the shelf components, with reconfigurable hardware architecture that adapts to a wide range of customer needs and applications. We use open-source software tools, while still creating proprietary content for customers, thereby reducing software development time and cost. The software works with the hardware to collect data from the equipment or structure that is being monitored.

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

We have a unique value proposition in a fast-growing worldwide multi-billion USD market, and have positioned our business with strategic partners for accelerated growth. We are therefore well-poised for growth in 2021 and beyond, as we execute our plans and acquire additional customers.

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

RECONFIGURABLE HARDWARE AND SOFTWARE

Instead of focusing on creating tools, we use open-source tools to create proprietary content.

Marketing

Our marketing and sales efforts are divided into several distinct categories:

1)	We work with partners to leverage their sales and marketing channels.
2)	Direct business development and discussions with end use customers by company management; and
3)	Trade shows and international technical, sales and marketing meetings.

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

Research and Development

We work with our partners and universities to develop IP; we will further develop this IP in house into products and services.

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

MIT declined to renegotiate the terms of the agreement and, on December 6, 2018, we received a notice of termination from MIT due to non-payment of fees. As of December 6, 2018, the agreement was terminated, fees are no longer accruing, interest is accruing and $76,283.88 in fees owed to MIT are still owing as of the date of this Annual Report. Despite the termination of the Agreement, we remain active with MIT as a member of the MIT Startup Exchange (STEX). The purpose of STEX is to promote collaboration and partnerships between MIT-connected startups and members of MIT’s Industrial Liaison Program. We remain open to future mutually acceptable agreements with MIT.

We continue to develop our proprietary algorithms and plan to protect them through a combination of trade secret, copyright, and patents.

Customers

Due to our status of a start-up, at the moment, we depend on a few major customers. This should change as we implement plans for future growth.

Employees

As of April 1, 2021, we have four employees, all on W2’s, including the CEO, COO and interim CTO. One employee is full time and the remaining are part time.

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

If a pandemic, epidemic, or outbreak of an infectious disease including the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19) first identified in Wuhan, Hubei Province, China, or other public health crisis were to affect our markets or facilities, our business could be adversely affected. Consequences of the coronavirus outbreak are resulting in disruptions in or restrictions on our ability to travel. If such an infectious disease broke out at our office, facilities or work sites, our operations may be affected significantly, our productivity may be affected, our ability to complete projects in accordance with our contractual obligations may be affected, and we may incur increased labor and materials costs. If the customers with which we contract are affected by an outbreak of infectious disease, service work may be delayed or cancelled, and we may incur increased labor and materials costs. If our subcontractors with whom we work were affected by an outbreak of infectious disease, our labor supply may be affected and we may incur increased labor costs. In addition, we may experience difficulties with certain suppliers or with vendors in their supply chains, and our business could be affected if we become unable to procure essential equipment, supplies or services in adequate quantities and at acceptable prices. Further, infectious outbreak may cause disruption to the U.S. economy, or the local economies of the markets in which we operate, cause shortages of materials, increase costs associated with obtaining materials, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate. Overall, the potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to our market or our facilities is difficult to predict and could adversely impact our business. In response to the COVID-19 situation, federal, state and local governments (or other governments or bodies) are considering placing, or have placed, restrictions on travel and conducting or operating business activities. At this time those restrictions are very fluid and evolving. We have been and will continue to be impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us, our customers, our subcontractors and supply chain, others that we work with or the overall economic environment. As such, the impact these restrictions may have on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material. In addition, due to the speed with which the COVID-19 situation is developing and evolving, there is uncertainty around its ultimate impact on public health, business operations and the overall economy; therefore, the negative impact on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material.

Because of our continued losses, there is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of and for the years ended December 31, 2019 and 2020 were prepared assuming that we would continue as a going concern. Our significant cumulative losses from operations as of December 31, 2020, raised substantial doubt about our ability to continue as a going concern. If the going-concern assumption were not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. Since December 31, 2020, we have continued to experience losses from operations. We have continued to fund operations primarily through the sale of equity securities. Nevertheless, we will require additional funding to complete much of our planned operations. Our ability to continue as a going concern is subject to our ability to generate a profit (i.e. through partnerships such as our current partnership with Aingura) and/or obtain necessary additional funding from outside sources, including obtaining additional funding from the sale of our securities. Except for potential proceeds from the sale of equity in offerings by us and minimal revenues, we have no other source for additional funding. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Most of our sales have historically come from a small number of customers and a reduction in demand or loss of one or more of our significant customers would adversely affect our business.

Historically, we have been dependent on a small number of direct customers for most of our business, revenue and results of operations. In the past, we had contracts with customers in the civil infrastructure sector, and the pharmaceutical sector. Our prior customers constituted a state government and a large pharmaceutical company. Historically, those customers generated all our revenue. We expect to continue to experience significant customer concentration in future periods.

This customer concentration increases the risk of quarterly fluctuations in our operating results and sensitivity to any material, adverse developments experienced by our significant customers. In the past, although our relationships with our major customers was good, we generally did not have long-term contracts with any of them, which is typical of our industry. In the future, the loss of, or any substantial reduction in sales to, any of our major direct or end customers could have a material adverse effect on our business, financial condition and results of operations.

Our operating subsidiaries have limited operating history and have generated very limited revenues thus far.

The limited operating history of OXYS and HereLab in the IIoT field, makes evaluating our business and future prospects difficult. OXYS was incorporated on August 4, 2016 and HereLab was incorporated on February 27, 2017. We have not yet generated substantial income from OXYS or HereLab’s operations and we only anticipate doing so if we are able to successfully implement our business plan. To date, we have generated approximately $448,365in sales from business operations, none of which was generated from HereLab in 2019 or 2020 as we focused solely on OXYS during those years. We intend in the longer term to derive further revenues from partnerships, consulting services, product sales, and software licensing. Development of our services, products, and software will require significant investment prior to commercial introduction, and we may never be able to successfully develop or commercialize the services, products, or software in a material way.

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

Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. The ongoing uncertainty created by the COVID-19 pandemic, volatile currency markets, the anticipated weakness in all sectors, alone or in combination, may continue to have a material adverse effect on our net sales and the financial results of our operations. In addition, we remain concerned about the geopolitical and fiscal instability in the Middle East and some emerging markets as well as the continued volatility of the equity markets. The recent U.S. election may also create additional domestic and global economic uncertainty. These factors could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect on our net sales and our results of operations. Other factors that could adversely influence demand for our products include unemployment, labor and healthcare costs, access to credit, consumer and business confidence, and other macroeconomic factors that could have a negative impact on capital investment and spending behavior.

We are subject to various risks associated with international operations and foreign economies.

Our international sales are subject to inherent risks, including:

•	global pandemics such as the COVID-19 pandemic;

•	fluctuations in foreign currencies relative to the U.S. dollar;

•	unexpected changes to currency policy or currency restrictions in foreign jurisdictions;

•	delays in collecting trade receivable balances from customers in developing economies;

•	unexpected changes in regulatory requirements;

•	difficulties and the high tax costs associated with the repatriation of earnings;

•	fluctuations in local economies;

•	disparate and changing employment laws in foreign jurisdictions;

•	difficulties in staffing and managing foreign operations;

•	costs and risks of localizing products for foreign countries;

•	unexpected changes in regulatory requirements;

•	government actions throughout the world;

•	tariffs and other trade barriers; and

•	the burdens of complying with a wide variety of foreign laws.

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

The market for our products is characterized by technological change, evolving industry standards, changes in customer needs and new product introductions, and is therefore highly dependent upon timely product innovation. Our success is dependent on our ability to successfully develop and introduce new and enhanced products on a timely basis to replace declining revenues from older products, and on increasing penetration in domestic and international markets. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of a product and other related products and could impede continued sales of predecessor products, any of which could have a material adverse effect on our operating results. There can be no assurance that we will be able to introduce new products, that our new products will achieve market acceptance or that any such acceptance will be sustained for any significant period. Failure of our new products to achieve or sustain market acceptance could have a material adverse effect on our operating results.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the U.S.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (the “SEC”). A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems.

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

We devote resources to maintaining our website, www.oxyscorp.com, as a key marketing, sales and support tool and expect to continue to do so in the future. Failure to properly maintain our website may interrupt normal operations, including our ability to run and market our business which would have a material adverse effect on our results of operations. We host our website internally. Any failure to successfully maintain our website or any significant downtime or outages affecting our website could have a material adverse impact on our operating results.

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

Our management includes a select group of experienced technology professionals, particularly Clifford Emmons, Karen McNemar, and Chandran Seshagiri, who will be instrumental in the development of our software and product candidates. The success of our operations will, in part, depend on the successful continued involvement of these individuals. If these individuals leave the employment of or engagement with us, OXYS, or HereLab, then our ability to operate will be negatively impacted. Although we have consulting agreements with these individuals, we do not have any employment agreements with these parties and do not maintain any “key-man” insurance for them.

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

Under our Articles of Incorporation, our board of directors is authorized to issue up to 10,000,000 shares of preferred stock, of which 26,000 are issued and outstanding as of the date of this Annual Report. Also, our board of directors, without shareholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If our board of directors causes any additional shares of preferred stock to be issued, the rights of the holders of our common stock could be adversely affected. Our board of directors’ ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Additional preferred shares issued by our board of directors could include voting rights, or even additional super voting rights (above those pertaining to the Series A Super Voting Preferred Stock), which could shift the ability to control our company to the holders of our preferred stock. Additional preferred shares could also have conversion rights into shares of our common stock at a discount to the market price of the common stock which could negatively affect the market for our common stock. In addition, preferred shares would have preference in the event of our liquidation, which means that the holders of preferred shares would be entitled to receive the net assets of our company distributed in liquidation before the common stock holders receive any distribution of the liquidated assets.

We have not paid, and do not intend to pay in the near future, dividends on our common shares and therefore, unless our common stock appreciates in value, our shareholders may not benefit from holding our common stock.

We have not paid any cash dividends on our common stock since inception. Therefore, any return on the investment made in our shares of common stock will likely be dependent initially upon the shareholder’s ability to sell our common shares in the open market, at prices in excess of the amount paid for our common shares and broker commissions on the sales.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently do not own any properties. We entered into a lease agreement for our principal office located in Cambridge, Massachusetts on August 1, 2017 which began on January 1, 2018 and terminated on December 31, 2018. We entered into a new lease agreement on March 12, 2019, which began on January 1, 2019 and terminated on June 30, 2019. Pursuant to the lease, we are obligated to pay the landlord monthly installments of $2,000 for a total lease payment of $12,000 in 2019. We secured a 2nd lease for July – December 2019 at $2,000/ month for an additional $12,000 in 2019. As of 2020, we reduced the amount of space required and have renegotiated the lease terms to $250/ month.

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

	Quarter	High	Low
FISCAL YEAR ENDING DECEMBER 31, 2021	First	$0.045	$0.0062

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2020	First	$0.1169	$0.0022
	Second	$0.0266	$0.0028
	Third	$0.0130	$0.0095
	Fourth	$0.0119	$0.0051

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2019	First	$0.23	$0.071
	Second	$0.12	$0.08
	Third	$0.26	$0.0501
	Fourth	$0.15	$0.04

Our common stock is considered to be penny stock under rules promulgated by the SEC. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer. With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

Holders

As of the close of business on March 31, 2021, we had approximately 131 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Issuer Direct, 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as transfer agent for the common stock.

Dividends

We have never declared a cash dividend on our common stock and our Board of Directors does not anticipate that we will pay cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements and other factors which our Board of Directors deems relevant.

We are obligated to pay dividends to certain holders of our preferred stock which we pay out of legally available funds from time to time or reach arrangements with our holders of preferred stock to convert limited quantities of preferred stock at favorable conversion prices in lieu of dividend payments.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders	374,221,374	$0.00084	2,031,000	(1)(2)(3)(4)
Total	374,221,374	$0.00084	2,031,000

(1)	Effective July 1, 2018, the Company issued to Sam Burke 200,000 unvested shares of the Company’s Common Stock under the 2017 Plan, as defined below. As of December 31, 2020, 50,000 shares were vested and the remaining 150,000 unvested shares were cancelled.

(2)	Effective April 23, 2018, the Company issued to Antony Coufal 1,800,000 unvested shares of the Company’s Common Stock under the 2017 Plan, as defined below. As of December 31, 2020, 900,000 shares were vested.

(3)	Effective October 1, 2018, the Company issued to Karen McNemar 2,409,000 unvested shares of the Company’s Common Stock under the 2017 Plan, as defined below. As of December 31, 2020, 1,209,000 shares were vested.

(4)	Effective June 4, 2018, the Company issued to Clifford Emmons 3,060,000 unvested shares of the Company’s Common Stock under the 2017 Plan, as defined below. As of December 31, 2020, 1,560,000 shares were vested.

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

As of December 31, 2020, the Board had granted 4,409,000 shares of Common Stock under the 2017 Plan.

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

As of December 31, 2020, the Board had granted 3,060,000 shares Common Stock under the 2019 Plan.

Stock Options

We currently have no outstanding stock options.

Recent Sales of Unregistered Securities

The Company had no unreported sales of unregistered securities in the fourth quarter of 2020.

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

The financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the periods ended December 31, 2019 and 2020 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

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

Factors that may cause differences between actual results and those contemplated by forward-looking statements include those discussed in “Risk Factors” and are not limited to the following:

•	the unprecedented impact of COVID-19 pandemic on our business, customers, employees, subcontractors and supply chain, consultants, service providers, stockholders, investors and other stakeholders;
•	general market and economic conditions;
•	our ability to maintain and grow our business with our current customers;
•	our ability to meet the volume and service requirements of our customers;
•	industry consolidation, including acquisitions by us or our competitors;
•	capacity utilization and the efficiency of manufacturing operations;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low-cost geographies for manufacturing or distribution;
•	product pricing, including the impact of currency exchange rates;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	strategic relationships with our suppliers;
•	product quality and performance;
•	protection of our products and brand by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets;
•	government actions throughout the world; and
•	our ability to service secured debt, when due.

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

Impact of COVID-19

During the year 2020, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the year ended December 31, 2020 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Governments around the world have mandated, and continue to introduce, orders to slow the transmission of the virus, including but not limited to shelter-in-place orders, quarantines, significant restrictions on travel, as well as work restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

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

A new management team was put into place in 2018, which constitutes our current management team sans Mr. Coufal who resigned effective March 31, 2021. On April 1, 2021, we appointed Chandran Seshagiri as our Interim CTO to replace Mr. Coufal.

At the present time, we have two, wholly-owned subsidiaries which are OXYS Corporation and HereLab, Inc., through which our operations are conducted.

General Overview

IIOT-OXYS, Inc., a Nevada corporation (the “Company”), and OXYS, were originally established for the purposes of designing, building, testing, and selling Edge Computing systems for the Industrial Internet. Both companies were, and presently are, early-stage technology startups that are largely pre-revenue in their development phase. HereLab is also an early-stage technology development company. The Company received its first revenues in the last quarter of 2017, has continued to realize revenues in 2020, and expects to realize revenue growth in 2021 due to its business development pipeline.

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

Liquidity and Capital Resources for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

At December 31, 2020, we had a cash balance of $103,074, which represents a $78,862 increase from the $24,212 cash balance at December 31, 2019. This increase was primarily as a result of cash received from the sale of Series B Preferred Stock, cash received from convertible notes payable, and cash received from the Payroll Protection Program loans (“PPP”) received by the Company during 2020. Our working capital at December 31, 2020 was negative $2,665,436, as compared to a December 31, 2019 working capital of negative $1,609,005.

For the year ended December 31, 2020, we incurred a net loss of $2,236,774. Net cash flows used in operating activities was $117,138 for the year ended December 31, 2020.

For the year ended December 31, 2019, we incurred a net loss of $1,887,287. Net cash flows used in operating activities was $325,014 for the year ended December 31, 2019.

For the year ended December 31, 2020, net cash flows provided by financing activities were $196,000, consisting of cash received from the issuance of Convertible Notes payable of $129,300, cash proceeds from sale of Series B Preferred Stock of $130,000, cash payments on notes payable of $100,000, and cash received from the PPP of $36,700.

For the year ended December 31, 2019, financing activities consisted of $310,000 of cash received from the issuance of Convertible Notes payable.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. As shown in the accompanying financial statements, we have incurred losses from operations of $2,236,774 for the year ended December 31, 2020, and $1,887,287 for the year ended December 31, 2019, and has an accumulated deficit of $7,480,678 as of December 31, 2020, which raises substantial doubt about our ability to continue as a going concern.

Results of Operations for the Year Ended December 31, 2020 compared to the year ended December 31, 2019

For the year ended December 31, 2020, we earned revenues of $36,771 and incurred related cost of sales of $15,044. We incurred professional fees of $802,135, payroll costs of $137,220, and other general and administrative expenses of $109,016. We incurred other expenses of $1,208,467, net of other income of $5,000, primarily due to the loss on change in the fair market value of derivative liability of $220,325, interest expense of $737,541 on notes payable due to amortization of debt discount and interest payable on notes payable, loss on the derivatives and loss on extinguishment of debt for the year ended December 31, 2020. We also recorded $1,663 as preferred stock dividend on convertible preferred stock for the year ended December 31, 2020. As a result, we incurred a net loss of $2,236,774 for the year ended December 31, 2020.

Comparatively, for the year ended December 31, 2019, we earned revenues of $147,151 and incurred related cost of sales of $38,960. We incurred professional fees of $1,807,286 and other general and administrative expenses of $164,501. We incurred other expenses net of income of $23,690. As a result, we incurred a net loss of $1,887,287 for the year ended December 31, 2019.

During the current and prior period, we did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Year over Year (YoY) revenue was less in 2020 than 2019. This was due to several reasons, including: the negative business impacts of the Coronavirus pandemic and longer than anticipated customer acquisition times. These two factors led to cash flow issues, which in turn led to additional and aging AP. All this resulted in a difficult fourth quarter 2020, and thus the negative YoY revenue growth. Our Quarterly Report on Form 10-Q for the period ended September 30, 2020 disclosed risks of ongoing concerns, and those concerns still exist. Despite cash flow issues, cost cutting and capital infusions allowed us to weather a difficult year in 2020. Despite these headwinds, our achievements in 2020 were significant: We completed a successful pilot program for our Fortune 500 Pharma customer in first quarter, and also successfully completed a full year of data collection and analysis on our pilot structural health monitoring program for a New England state’s DOT in the second quarter. The result of these two successful pilots, in two of our key target industry verticals is the following: We now have data and algorithms to build strong use cases and marketing collateral that can be leveraged to extend contracts with current customers and win additional contracts with new customers in all targeted industry segments. Also, the strength of the Aingura IIoT, S.G. collaboration agreement has bolstered financial stability, added talent breadth and depth, and provides complimentary industry segment experience. Furthermore, recent liquidity of our stock has attracted funding that gives us access to additional capital. This capital will enable the funding of business development, staff augmentation, and inorganic growth opportunities.

It is anticipated that 2021 YoY revenue growth will meet or exceed that of 2020. This is due to these aforementioned reasons: the strength of the Aingura IIoT, S.G. collaboration, two successful pilots in our key target industries, use cases and marketing collateral from the pilots’ data and algorithms, experienced leadership, savvy technological talent, and operational execution excellence. Our continued focus on high potential growth markets (specifically Biotech, Pharma, and Medical Device Operations), have yielded numerous prospects for future growth. Furthermore, the strength of our target market, the Industrial Internet of Things (IIoT), continues: Market research shows the worldwide IIoT market in 2017 was $92 billion and is projected to be $227 billion by 2021 (25% CAGR). Our strengths in these markets will yield breakthroughs in new contracts with current customers, as well as new customers in all targeted industry segments. By combining the resulting organic growth with inorganic growth, we believe these revenue goals are achievable.

Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2023, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements.

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

Item 8. Financial Statements

The financial statements and supplementary data required by this item are included following the signature page of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer and Interim Chief Financial Officer, Clifford Emmons, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Emmons, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2020. Based on his evaluation, Mr. Emmons concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2020. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Annual Report.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Because of this material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

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

Due to a material weakness as disclosed in the 2019 Annual Report on Form 10-K, we committed to the same remediation plan, as disclosed above, and were able to separate some of the intended corporate responsibilities through the appointment of a Chief Operating Officer, in addition to a Chief Executive Officer; however, due to lack of resources, we were unable to execute the complete remediation plan. If we are unable to increase our workforce, we may never be able to implement the remediation plan proposed above.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Current Management

The following table sets forth information concerning our directors and executive officers:

Name	Position	Age
Executive Officers:
Clifford L. Emmons	Chief Executive Officer, President, and Interim Chief Financial Officer	59
Karen McNemar	Chief Operating Officer	51
Chandran Seshagiri	Interim Chief Technology Officer	45

Directors:
Clifford L. Emmons	Director	59
Vidhyadhar Mitta	Director	47

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

Chandran Seshagiri: Mr. Seshagiri has served as our Interim Chief Technology Officer since April 1, 2021. During the last five years, Mr. Seshagiri was the Lead Research Scientist for Cephalogics, LLC as well as Director of Scientific Affairs for NeoSync, Inc. (acquired in 2019). Mr. Seshagiri has also been a Scientific Advisor and Technical consultant to Invisio Medical, Inc. In addition to these roles, Mr. Seshagiri has consulted for other medical device companies on technology strategy, algorithm development and evaluation, and clinical study planning.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

We are unaware of any person who, at any time during the fiscal year ended December 31, 2020, was a director, executive officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act.

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

Item 11. Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2020 and 2019.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Clifford Emmons(1)	2020	21,677(2)	14,300(3)	35,977
	2019	180,000(4)	228,871(5)	408,871
Antony Coufal(6)	2020	23,687(7)	9,300(8)	32,987
	2019	112,500(9)	134,630(10)	247,130
Karen McNemar(11)	2020	52,547(12)	8,560(13)	61,107
	2019	153,000(14)	180,180(15)	333,180

(1)	Mr. Emmons was appointed as our CEO, President, and interim CFO on June 4, 2018.
(2)	As of December 31, 2020, Mr. Emmons was owed $115,907 in accrued and unpaid consulting fees and $17,001 in reimbursable expenses.
(3)	On June 4, 2020, 1,000,000 shares of Common Stock previously granted to Mr. Emmons vested.
(4)	Effective December 31, 2019, Mr. Emmons forgave $185,000 of accrued and unpaid consulting fees. As of December 31, 2019, Mr. Emmons was owed $100,000 in accrued and unpaid consulting fees and $17,001 in reimbursable expenses.
(5)	On June 4, 2019, 560,000 shares of Common Stock previously granted to Mr. Emmons vested.
(6)	Mr. Coufal was appointed as our CTO on April 23, 2018.
(7)	As of December 31, 2020, Mr. Coufal was owed $117,917 in accrued and unpaid consulting fees and $8,226 in reimbursable expenses.
(8)	On April 23, 2020, 600,000 shares of Common Stock previously granted to Mr. Coufal vested.
(9)	Effective December 31, 2019, Mr. Coufal forgave $82,475 of accrued and unpaid consulting fees. As of December 31, 2019, Mr. Coufal was owed $100,000 in accrued and unpaid consulting fees and $8,225 in reimbursable expenses.
(10)	On April 23, 2019, 300,000 shares of Common Stock previously granted to Mr. Coufal vested.
(11)	Ms. McNemar was appointed as our COO effective as of September 20, 2018.
(12)	As of December 31, 2020, Ms. McNemar was owed $120,814 in accrued and unpaid consulting fees and $18,000 in reimbursable expenses.
(13)	On October 1, 2020, 800,000 shares of Common Stock previously granted to Ms. McNemar vested.
(14)	Effective December 31, 2019, Ms. McNemar forgave $103,250 of accrued and unpaid consulting fees. As of December 31, 2019, Ms. McNemar was owed $100,000 in accrued and unpaid consulting fees and $18,000 in reimbursable expenses.
(15)	On October 1, 2019, 409,000 shares of Common Stock previously granted to Ms. McNemar vested.

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

Share Exchange Agreements

As of November 9, 2020, we entered into a Share Exchange Agreements (the “Exchange Agreements”) with Mr. Emmons, Vidhyadhar Mitta, our director, and Ms. McNemar pursuant to which:

•	we agreed to sell Mr. Emmons 7,800 shares of Series A Preferred Stock (as defined below) in exchange for 780,000 unissued, vested shares of our Common Stock;

•	we agreed to sell Mr. Mitta 12,000 shares of Series A Preferred in exchange for 1,000,000 unissued, awarded shares of our Common Stock and $168 in accrued and unpaid interest pursuant to a note issued to Mr. Mitta; and

•	we agreed to sell Ms. McNemar 6,045 shares of Series A Preferred Stock in exchange for 604,500 unissued, vested shares of our Common Stock.

Equity Awards

The following table sets forth information concerning as of the year ended December 31, 2020 for our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

	Stock awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Clifford Emmons	1,500,000	450,000(1)	1,500,000	450,000
Antony Coufal	900,000	270,000(1)	900,000	270,000
Karen McNemar	1,200,000	360,000(1)	1,200,000	360,000

(1)	The fair market value was deemed $0.30 per share.

Compensation of Directors

The following table sets forth information concerning the compensation awarded to, earned by, or paid to the following directors for all services rendered in all capacities to our company and its subsidiaries for the year ended December 31, 2020. Except for Mr. Emmons (whose compensation is disclosed above), this table includes any person who served as a director at any time during fiscal 2019.

 Except as described below, we have not entered into any employment or compensation agreements or arrangements with Mr. Mitta for his services as a director of our company.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Total ($)
Vidhyadhar Mitta	0	8,600(1)	8,600

(1)	On November 9, 2020, our Board of Directors (with Mr. Mitta abstaining) approved the award of 1,000,000 shares of our Common Stock to Mr. Mitta for services rendered to the Company in his capacity as a director since his appointment.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table and footnotes thereto sets forth information regarding the number of shares of common stock beneficially owned by (i) each director and named executive officer of our company, (ii) each person known by us to be the beneficial owner of 5% or more of its issued and outstanding shares of common stock, and (iii) named executive officers, executive officers, and directors of the Company as a group as of March 15, 2021. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 178,361,108 shares of common stock outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of our named executive officers and directors in the following tables is: 705 Cambridge Street, Cambridge, MA 02141.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Named Executive Officers and Directors
Clifford Emmons	83,031,849(2)	31.86%
Antony Coufal	7,198,144(3)	3.90%
Karen McNemar	6,646,130(4)	3.59%
Vidhyadhar Mitta	179,179,105(5)	50.36%
Executive Officers, Named Executive Officers, and Directors as a Group (4 Persons)	275,155,228	61.13%
5% Beneficial Holders (Not Named Above)
Sergey Gogin 3080 W 1st Apt 601 Brooklyn, NY 11224	62,781,573(6)	26.17%
Cambridge MedSpace LLC 705 Cambridge Street Cambridge, MA 02141	76,160,417(7)	29.92%

*Less than 1%

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the March 15, 2021.

(2)	Includes 36,667 shares issuable upon the exercise of warrants issued to Cambridge MedSpace LLC, an entity of which Mr. Emmons is an owner. Also includes 76,123,750 shares issuable upon the conversion of a note issued to Cambridge MedSpace LLC. Includes 5,311,432 shares of Common Stock issuable upon the conversion of $123,119 in accrued and unpaid consulting fees. Lastly, includes 780,000 shares issuable upon the conversion of shares of Series A Preferred Stock owned by Mr. Emmons.
(3)	Includes 5,398,144 shares of Common Stock issuable upon the conversion of $125,129 in accrued and unpaid salary and 900,000 shares of Common Stock issuable upon the vesting of an award on April 23, 2021.
(4)	Includes 6,041,630 shares of Common Stock issuable upon the conversion of $140,045 in accrued and unpaid salary. Lastly, includes 604,500 shares issuable upon the conversion of shares of Series A Preferred Stock owned by Ms. McNemar.
(5)	Includes 1,562,500 shares issuable upon the exercise of warrants. Also includes 174,679,762 shares issuable upon the conversion of a note issued to Mr. Mitta. Lastly, includes 1,200,000 shares issuable upon the conversion of shares of Series A Preferred Stock owned by Mr. Mitta.
(6)	Includes 54,984,600 shares issuable upon the conversion of a note issued to Mr. Gogin and 384,615 shares issuable upon the exercise of warrants. Also includes 6,004,200 shares issuable upon the conversion of a note issued to YVSGRAMORAH LLC, an entity controlled by Mr. Gogin and 125,000 warrants issuable upon the exercise of warrants issued to YVSGRAMORAH LLC.
(7)	Includes 36,667 shares issuable upon the exercise of warrants issued to Cambridge MedSpace LLC, an entity of which Mr. Emmons is an owner. Also includes 75,427,500 shares issuable upon the conversion of a note issued to Cambridge MedSpace LLC.

The following table sets forth information known to us regarding the beneficial ownership of our Series A Supervoting Preferred Stock as of March 15, 2021.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of Class
Series A Supervoting Preferred Stock	Vidhyadhar Mitta	12,000	46.43%
	Clifford L. Emmons	7,800	30.18%
	Karen McNemar	6,045	23.39%

The following table sets forth information known to us regarding the beneficial ownership of our Series B Convertible Preferred Stock as of March 15, 2021.

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of Class
Series B Convertible Preferred Stock	GHS Investments, LLC	155	100%

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

Due to adjustments to the conversion price of the note, the conversion price is currently $0.0008.

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

Due to adjustments to the conversion price of the note, the conversion price is currently $0.0008.

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

Item 14. Principal Accountant Fees and Services

Fees Paid

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2020 were $32,500 and $31,520 for the period ended December 31, 2019.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those reported above, for the years ended December 31, 2020 and 2019.

Tax Fees

There were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning in the years ended December 31, 2020 and 2019.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the years ended December 31, 2020 and 2019.

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

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The following financial statements are filed with this Annual Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2020 and 2019

Statements of Operations for the years ended December 31, 2020 and 2019

Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2020 and 2019

Statements of Cash Flows for the years ended December 31, 2020 and 2019

Notes to Financial Statements

Exhibits

The following exhibits are included with this Annual Report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
2.1 & 10.1	Securities Exchange Agreement dated March 16, 2017, by and among Gotham Capital Holdings, Inc., OXYS Corp. and the Shareholders of OXYS Corp.	8-K	000-50773	2.1	8/3/17
2.2 & 10.2	Agreement and Plan of Merger dated July 10, 2017	8-K	000-50773	2.1	11/1/17
2.3 & 10.3	Securities Exchange Agreement dated December 14, 2017, with HereLab, Inc.	8-K	000-50773	2.1	12/19/17
3.1	Nevada Articles of Incorporation for IIOT-OXYS, Inc.	8-K	000-50773	3.1	11/1/17
3.2	Bylaws for IIOT-OXYS, Inc.	8-K	000-50773	3.2	11/1/17
3.3	Nevada Articles of Merger dated July 14, 2017	8-K	000-50773	3.3	11/1/17
3.4	New Jersey Certificate of Merger dated October 26, 2017	8-K	000-50773	3.4	11/1/17
3.5	Articles of Exchange	8-K	000-50773	2.1	1/12/18
3.6	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State effective January 18, 2021	8-K	000-50773	3.1	1/19/21
3.7	Certificate of Designation for Series B Convertible Preferred Stock	8-K	000-50773	3.1	11/24/20
3.8	Certificate of Designation filed with the Nevada Secretary of State on July 2, 2020	8-K	000-50773	3.1	11/13/20
3.9	Certificate of Designation filed with the Nevada Secretary of State on November 9, 2020	8-K	000-50773	3.2	11/13/20
4.1 & 10.4*	2017 Stock Incentive Plan	8-K	000-50773	4.1	12/19/17
4.2 & 10.5*	2019 Stock Incentive Plan	8-K	000-50773	4.1	3/12/19
10.6	Non-Exclusive Patent License Agreement with MIT dated February 5, 2018	10-K	000-50773	10.7	4/17/18
10.7	Form of 12% Senior Secured Convertible Note	8-K	000-50773	99.1	2/13/18
10.8	Form of Securities Purchase Agreement	8-K	000-50773	99.2	2/13/18
10.9	Form of Security and Pledge Agreement	8-K	000-50773	99.3	2/13/18
10.10	Form of Warrant	8-K	000-50773	99.4	2/13/18
10.11	Amendment No. 1 to the 12% Senior Secured Convertible Promissory Note Issued to Sergey Gogin on January 22, 2018	8-K	000-50773	99.3	3/12/19
10.12	Amendment No. 1 to the Warrant Agreement Issued to Sergey Gogin on January 22, 2018	8-K	000-50773	99.4	3/12/19
10.13	Form of 12% Senior Secured Convertible Note	8-K	000-50773	99.5	3/12/19
10.14	Form of Securities Purchase Agreement	8-K	000-50773	99.6	3/12/19
10.15	Form of Security and Pledge Agreement	8-K	000-50773	99.7	3/12/19
10.16	Form of Warrant	8-K	000-50773	99.8	3/12/19
10.17	Amended and Restated Consulting Agreement with Antony Coufal dated effective April 23, 2018	8-K	000-50773	99.11	3/12/19

10.18*	Consulting Agreement with Clifford Emmons dated effective June 4, 2018	8-K	000-50773	99.9	3/12/19
10.19*	Consulting Agreement with Karen McNemar dated effective October 1, 2018	8-K	000-50773	99.10	3/12/19
10.20*	Amendment No. 1 to the Consulting Agreement with Karen McNemar dated October 5, 2018	8-K	000-50773	99.1	10/11/18
10.21	Financial Consulting Agreement with Draco Financial LLC dated effective March 4, 2019	8-K	000-50773	99.2	3/12/19
10.22	Securities Purchase Agreement with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.1	1/23/19
10.23	5% Convertible Secured Note with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.2	1/23/19
10.24	Security Agreement with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.3	1/23/19
10.25	Warrant Agreement with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.4	1/23/19
10.26	Strategic Advisory Agreement with Uptick Capital LLC dated January 10, 2019	8-K	000-50773	99.1	1/14/19
10.27	Securities Purchase Agreement with Vidhyadhar Mitta dated August 2, 2019	8-K	000-50773	99.1	8/8/19
10.28	12% Convertible Secured Note with Vidhyadhar Mitta dated August 2, 2019	8-K	000-50773	99.2	8/8/19
10.29	Security Agreement with Vidhyadhar Mitta dated August 2, 2019	8-K	000-50773	99.3	8/8/19
10.30	Warrant Agreement with Vidhyadhar Mitta dated August 2, 2019	8-K	000-50773	99.4	8/8/19
10.31	Warrant Agreement with Vidhyadhar Mitta dated September 6, 2019	10-K	000-50773	10.31	6/23/20
10.32	Warrant Agreement with Vidhyadhar Mitta dated October 16, 2019	10-K	000-50773	10.32	6/23/20
10.33	Advisory Agreement with ThinkEquity dated August 7, 2019	8-K	000-50773	99.5	8/8/19
10.34	Securities Purchase Agreement with Crown Bridge Partners, LLC dated August 29, 2019	8-K	000-50773	99.1	9/10/19
10.35	12% Convertible Secured Note with Crown Bridge Partners, LLC dated August 29, 2019	8-K	000-50773	99.2	9/10/19
10.36	Warrant Agreement with Crown Bridge Partners, LLC dated August 29, 2019	8-K	000-50773	99.3	9/10/19
10.37	Financial Public Relations Agreement dated September 6, 2019 with SmallCapVoice.com	8-K	000-50773	99.4	9/10/19
10.38	Equity Financing Agreement between IIOT-OXYS, Inc. and GHS Investments LLC dated as of July 29, 2020	8-K	000-50773	99.1	8/3/20
10.39	Registration Rights Agreement between IIOT-OXYS, Inc. and GHS Investments LLC dated as of July 29, 2020	8-K	000-50773	99.2	8/3/20
10.40	$100,000 Convertible Promissory Note dated July 29, 2020 issued to GHS Investments LLC	8-K	000-50773	99.3	8/3/20
10.41	$75,000 Convertible Promissory Note dated July 29, 2020 issued to GHS Investments LLC	8-K	000-50773	99.4	8/3/20
10.42	Collaboration Agreement effective March 18, 2020 with Aingura IIoT, S.L.	10-Q	000-50773	10.1	8/19/20

10.43	Finder’s Fee Agreement with J.H. Darbie & Co., Inc. dated May 18, 2020	10-Q	000-50773	10.1	9/14/20
10.44	Common Stock Purchase Warrant dated May 20, 2020	10-Q	000-50773	10.2	9/14/20
10.45*	Debt Forgiveness Agreement with Clifford L. Emmons effective as of December 31, 2019	10-Q	000-50773	10.3	9/14/20
10.46*	Debt Forgiveness Agreement with Karen McNemar effective as of December 31, 2019	10-Q	000-50773	10.4	9/14/20
10.47*	Debt Forgiveness Agreement with Antony Coufal effective as of December 31, 2019	10-Q	000-50773	10.5	9/14/20
10.48*	Amendment to Consulting Agreement with Clifford L. Emmons dated June 12, 2020	10-Q	000-50773	10.6	9/14/20
10.49*	Amendment to Consulting Agreement with Karen McNemar dated June 12, 2020	10-Q	000-50773	10.7	9/14/20
10.50*	Amendment to Consulting Agreement with Antony Coufal dated June 12, 2020	10-Q	000-50773	10.8	9/14/20
10.51	Amendment No. 1 to the 5% Secured Promissory Note with Cambridge MedSpace, LLC	10-Q	000-50773	10.9	9/14/20
10.52	Securities Purchase Agreement dated November 16, 2020 with GHS Investments, LLC	S-1	333-252887	10.52	2/9/21
10.53	Settlement and Mutual Release Agreement dated July 29, 2020	10-Q	000-50773	10.1	11/16/20
10.54	Amendment No. 1 to Senior Secured Convertible Promissory Note with Catalytic Capital LLC	10-Q	000-50773	10.2	11/16/20
10.54	Amendment No. 1 to Senior Secured Convertible Promissory Note with YVSGRAMORAH LLC	10-Q	000-50773	10.3	11/16/20
10.55*	Exchange Agreement Dated November 9, 2020 with Clifford L. Emmons	S-1	333-252887	10.55	2/9/21
10.56*	Exchange Agreement Dated November 9, 2020 with Vidhyadhar Mitta	S-1	333-252887	10.56	2/9/21
10.57*	Exchange Agreement Dated November 9, 2020 with Karen McNemar	S-1	333-252887	10.57	2/9/21
14.1	Code of Ethics	10-K	000-50773	14.1	4/17/18
21.1	List of Subsidiaries	10-K	000-50773	21.1	4/17/18
23.1	Consent of Haynie & Company, independent registered public accounting firm	S-1	333-252887	23.1	2/9/21
23.2	Consent of Attorney	S-1	333-252887	23.2	2/9/21
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

 *Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IIOT-OXYS, INC.

Date: April 6, 2021	By:	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Clifford L. Emmons	Director	April 6, 2021
Clifford L. Emmons

/s/ Vidhyadhar Mitta	Director	April 6, 2021
Vidhyadhar Mitta

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of IIoT-OXYS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IIoT-OXYS, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Haynie & Company

Salt Lake City, Utah

April 6, 2021

We have served as the Company’s auditor since 2018.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and Cash Equivalents	$103,074	$24,212
Accounts Receivable, Net	–	28,004
Prepaid Expenses	2,427	3,710
Total Current Assets	105,501	55,926

Intangible Assets, Net	347,856	397,492

Total Assets	$453,357	$453,418

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$169,914	$164,562
Accrued Liabilities	147,490	54,497
Deferred Revenue	46,425	–
Notes Payable, Current Portion	953,219	–
Shares Payable to Related Parties	730,836	1,102,645
Salaries Payable to Related Parties	407,271	343,227
Derivative Liability	315,782	–
Total Current Liabilities	2,770,937	1,664,931

Notes Payable	–	706,508
PPP Liability	36,700	–
Due to Stockholders	1,000	1,000
Total Liabilities	2,808,637	2,372,439

Commitments and Contingencies (Note 4)

Series B Convertible Preferred Stock, 600 Shares Designated, $0.001 Par Value, $1,200 Stated Value; 155 Shares and 0 Shares Issued and Outstanding at December 31, 2020 and 2019, Respectively. Liquidation Preference $186,000 as of December 31, 2020.	186,000	–

Stockholders' Equity (Deficit)
Preferred Stock Series A, $0.001 Par Value, 10,000,000 Shares authorized; 25,845 Shares and 0 Shares Issued and Outstanding at December 31, 2020 and 2019, Respectively	26	–
Common Stock $0.001 Par Value, 190,000,000 shares Authorized; 145,110,130 Shares and 43,313,547 Shares Issued and Outstanding at December 31, 2020 and 2019, Respectively	145,111	43,314
Additional Paid in Capital	4,794,261	3,077,972
Accumulated Deficit	(7,480,678)	(5,040,307)
Total Stockholders' Equity (Deficit)	(2,541,280)	(1,919,021)

Total Liabilities and Stockholders' Equity (Deficit)	$453,357	$453,418

The accompanying notes are an integral part of these consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Operations

	For The Years Ended December 31,
	2020	2019
Revenues	$36,771	$147,151

Cost of Sales	15,044	38,960

Gross Profit	21,727	108,191

Operating Expenses
Demo Parts	–	570
Bank Service Charges	5,478	3,467
Office Expenses	12,940	34,650
Organization Costs	36,030	19,997
Insurance	–	17,268
Payroll Expense	137,220	–
Professional	802,135	1,807,286
Travel	–	32,687
Patent License Fee	4,932	6,363
Amortization of Intangible Assets	49,636	49,500
Total Operating Expenses	1,048,371	1,971,787

Other Income (Expense)
Gain on Forgiveness of Salaries Payable to Related Parties	–	370,725
Gain (Loss) on Change in FMV of Derivative Liability	(220,325)	–
Loss on Derivative	(239,396)	–
Loss on Extinguishment of Debt	(16,205)	(221,232)
Interest Expense	(737,541)	(173,183)
Other Income	5,000	–
Total Other Income (Expense)	(1,208,467)	(23,690)

Net Loss Before Income Taxes	(2,235,111)	(1,887,287)

Provision for Income Tax	–	–

Net Loss	$(2,235,111)	$(1,887,287)

Convertible Preferred Stock Dividend	(1,663)	–

Net Loss Attributable to Common Stockholders	$(2,236,774)	$(1,887,287)

Net Loss Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.02)	$(0.04)

Weighted Average Shares Outstanding Attributable to Common Stockholders - Basic and Diluted	110,119,684	42,334,210

The accompanying notes are an integral part of these consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

For the Years Ended December 31, 2020 and 2019

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2018	–	$–	40,633,327	$40,634	$2,572,751	$(3,153,020)	$(539,635)

Stock Based Compensation	–	–	2,680,220	2,680	351,680	–	354,360

Discount on Notes Payable	–	–	–	–	153,541	–	153,541

Net Loss	–	–	–	–	–	(1,887,287)	(1,887,287)

Balance - December 31, 2019	–	–	43,313,547	43,314	3,077,972	(5,040,307)	(1,919,021)

Preferred Stock Issued in Exchange of Shares Exchange	25,845	26	–	–	424,092	–	424,118

Common Stock Issued for Conversion of Convertible Note Payable	–	–	51,950,000	51,950	10,686	–	62,636

Common Stock issued for Conversion of Detachable Warrants	–	–	40,802,082	40,802	(40,802)	–	–

Relief of Derivative Liabilities	–	–	–	–	235,393	–	235,393

Warrants Issued for Default of Convertible Note Payables	–	–	–	–	163,433	–	163,433

Changes in FMV of Warrants Related to Convertible Note Payables	–	–	–	–	203,597	(203,597)	–

Beneficial Conversion Feature Discount on Note Payable	–	–	–	–	26,833	–	26,833

Common Stock Issued for Extinguishment of Debt	–	–	6,760,000	6,760	9,991	–	16,751

Common Stock Issued to Officers for Services	–	–	2,284,500	2,285	683,066	–	685,351

Net Loss	–	–	–	–	–	(2,236,774)	(2,236,774)

Balance - December 31, 2020	25,845	$26	145,110,129	$145,111	$4,794,261	$(7,480,678)	$(2,541,280)

The accompanying notes are an integral part of these consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For The Years Ended December 31,
	2020	2019
Cash Flows From Operating Activities
Net Loss	$(2,236,774)	$(1,887,287)
Adjustments to Reconcile Net Loss to Net Cash (Used) By Operating Activities
Loss on Extinguishment of Debt	16,205	221,232
Loss on Issuance of Default Warrants	163,433	–
Loss due to Change in Fair Market Value of Derivative Liability	220,325	–
Loss on Derivative Liability	239,396	–
Preferred Stock Issued for Services	8,794	–
Penalty and Fees Incurred due to Default Increase in Notes Payable	162,976	–
Stock Based Compensation Expense	–	354,360
Amortization of Discount on Notes Payable	106,388	93,886
Amortization of Intangible Assets	49,636	49,500
Amortization of Series B Preferred Stock to redemption	186,000	–
Forgiveness of Salaries Payable to Related Parties	–	(370,725)
Changes in Operating Assets and Liabilities
(Increase) Decrease in:
Accounts Receivable	28,004	4,996
Inventory	–	317
Prepaid Expense	1,283	742
Increase (Decrease) in:
Accounts Payable	5,352	18,274
Accrued Liabilities	92,483	54,497
Deferred Revenue	46,425	–
Shares Payable to Related Parties	728,892	652,916
Salaries Payable to Related Parties	64,044	482,278
Net Cash Used by Operating Activities	(117,138)	(325,014)

Cash Flows From Financing Activities
Cash Received from Convertible Note Payable	129,300	310,000
Cash Payments of Notes Payable	(100,000)	–
Proceeds from sale of Series B Preferred Stock	130,000	–
Proceeds from PPP Loan	36,700	–
Net Cash Provided By Financing Activities	196,000	310,000

Net Decrease in Cash and Cash Equivalents	78,862	(15,014)

Cash and Cash Equivalents - Beginning of Period	24,212	39,226

Cash and Cash Equivalents - End of Period	$103,074	$24,212

Supplement Disclosures of Cash Flow Information
Interest Paid During the Period	$–	$53,367
Income Taxes Paid During the Period	$–	$–

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Discount on Notes Payable	$26,833	$153,541
Conversion of Convertible Notes Payable and Derivative Liabilities	$288,029	$–
Warrant Anti-Dilution Issuance	$203,597	$–
Discount on Series B Preferred Stock	$186,000	$–

The accompanying notes are an integral part of these consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to IIOT-OXYS, Inc., a Nevada corporation, and as applicable to its wholly-owned subsidiaries, OXYS Corporation, a Nevada corporation, and HereLab, Inc., a Delaware corporation.

IIOT-OXYS, Inc., a Nevada corporation (the “Company”) was originally established for the purpose of designing, building, testing, and selling Edge Computing Systems for the Industrial Internet. The Company is currently devoting substantially all its efforts in identifying, developing and marketing engineered products, software and services for applications in the Industrial Internet which involves collecting and processing data collected from a wide variety of industrial systems and machines.

We were incorporated in the state of New Jersey on October 1, 2003 under the name of Creative Beauty Supply Corporation and commenced operations as of January 1, 2004. On November 30, 2007, our Board of Directors approved a plan to dispose of our wholesale and retail beauty supply business. On May 18, 2015, we changed our name to Gotham Capital Holdings. From January 1, 2009 until July 28, 2017, we had no operations. On March 16, 2017, our Board of Directors approved to change our name to “IIOT-OXYS, Inc.” and authorized a change of domicile from New Jersey to Nevada.

Impact of COVID-19

During the year ended December 31, 2020, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the year ended December 31, 2020 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Governments around the world have mandated, and continue to introduce, orders to slow the transmission of the virus, including but not limited to shelter-in-place orders, quarantines, significant restrictions on travel, as well as work restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company. The financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. In the opinion of the Company’s management, the financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2020 and 2019, respectively, include the accounts of Company, and its wholly-owned subsidiaries OXYS Corporation and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of accounts payable, accrued liabilities and payable to related party. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, used cash flows in operating activities of $117,138 and has an accumulated deficit of $7,480,678 as of December 31, 2020. These factors, among others, raise a substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the Company will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations for the next 12 months by generating cash through additional borrowings and/or sale of equity securities, as needed. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. These accounting policies conform to GAAP in all material respects and have been consistently applied in preparing the accompanying financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company reported a cash balance of $103,074 and $24,212 as of December 31, 2020 and 2019, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. There was no allowance for doubtful accounts as of December 31, 2020 and December 31, 2019, respectively.

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

Basic and Diluted Earnings (Loss) Per Common Share

The Company computes earnings (loss) per share in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”), ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Revenue Recognition

The Company’s revenue is derived primarily from providing services under contractual agreements. The Company recognizes revenue in accordance with ASC Topic No. 606, Revenue from Contracts with Customers (“ASC 606”) which was adopted on January 1, 2018.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents which are generally not collateralized. The Company’s policy is to place its cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC), up to $250,000. At December 31, 2020 and December 31, 2019, the Company had no amounts in excess of the FDIC insurance limit.

Fair Value of Financial Instruments and Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s consolidated financial instruments consist principally of cash, prepaid expenses, accounts payable, accrued liabilities, notes payable and related parties payable. The Company believes that the recorded values of all the financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provide that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company follows the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Convertible Debt and Convertible Preferred Stock

When the Company issues convertible debt or convertible preferred stock, it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine whether the instrument should be classified as a liability under ASC 480, Distinguishing Liabilities from Equity, and second whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument or certain convertible preferred stock would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a standalone instrument, meets the definition of an “embedded derivative” in ASC 815, Derivatives and Hedging. Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, as defined in ASC 815-40, or when it must be settled either in cash or by issuing stock that is readily convertible to cash. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the consolidated balance sheet at fair value, with any changes in its fair value recognized currently in the consolidated statements of operations.

If a conversion feature does not meet the conditions to be separated and accounted for as an embedded derivative liability, the Company then determines whether the conversion feature is “beneficial”. A conversion feature would be considered beneficial if the conversion feature is “in the money” when the host instrument is issued or, under certain circumstances, later. If convertible debt contains a beneficial conversion feature (“BCF”), the amount of the amount of the proceeds allocated to the BCF reduces the balance of the convertible debt, creating a discount which is amortized over the debt’s term to interest expense in the consolidated statements of operations.

When a convertible preferred stock contains a BCF, after allocating the proceeds to the BCF, the resulting discount is either amortized over the period beginning when the convertible preferred stock is issued up to the earliest date the conversion feature may be exercised, or if the convertible preferred stock is immediately exercisable, the discount is fully amortized at the date of issuance. The amortization is recorded similar to a dividend.

Convertible debt is accounted for under the ASC 470-20, Debt – Debt with Conversion and Other Options.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2023, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements.

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

NOTE 3 - INTANGIBLE ASSETS

The Company’s intangible assets comprise of intellectual property revolving around their field tests, sensor integrations, and board designs. Intangible assets, net of amortization at December 31, 2020 and 2019 amounted to $347,856 and $397,492, respectively.

	December 31,2020	December 31,2019
Intangible Assets	$495,000	$495,000
Accumulated amortization	(147,144)	(97,508)
Intangible Assets, net	$347,856	$397,492

At December 31, 2020 and 2019, respectively, the Company determined that none of its intangible assets were impaired. Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives of ten years. Amortization expense of finite-lived intangibles was $49,636 and $49,500 for the years ended December 31, 2020 and 2019, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 31, 2020:

Amortization expense
2021	$49,500
2022	49,500
2023	49,500
2024	49,500
Thereafter	149,856
Total	$347,856

NOTE 4 - COMMITMENTS AND CONTINGENCIES

In prior years, the Company entered into consulting agreements with one director, three executive officers, and one engineer of the Company, which include commitments to issue shares of the Company’s common stock from the Company’s Stock Incentive Plans. Two agreements have been terminated and shares have been issued in conjunction with the related separation agreements, but the vested shares related to the remaining consulting agreements with the three executive officers have not yet been issued in full, and therefore, remain a liability. According to the remaining three agreements, 1,319,000 shares vested in 2019, 2,400,000 shares vested in 2020, and 3,600,000 shares of common stock will vest in 2021.

In the event that the agreement is terminated by either party pursuant to the terms of the agreement, all unvested shares which have been earned shall vest on a pro-rata basis as of the effective date of the termination of the agreement and all unearned, unvested shares shall be terminated.

The value of the shares was assigned at fair market value on the effective date of the agreement and the pro-rata number of shares earned was calculated and amortized at the end of each reporting period. The Company has accrued $730,836 and $1,102,645 in shares payable in conjunction with these agreements as of December 31, 2020 and 2019, respectively. A summary of these agreements is as follows.

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

The shares are issued under the 2019 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange. As of December 31, 2020 and 2019, 0 shares and 560,000 shares had vested, respectively, but were not yet issued.

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

On June 11, 2020, the Company entered into a Debt Forgiveness Agreement with the CEO, pursuant to which the CEO forgave $185,000 of accrued and unpaid consulting fees owed to him pursuant to his consulting agreement with the Company. On June 12, 2020, the Company entered into an amendment effective January 1, 2020 to the Consulting Agreement with the CEO. The amendment stated that from January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for services performed. Fees may accrue at the discretion of management. At any time, the Consultant shall have the right to convert any accrued and unpaid fees into shares of Common Stock of the Company. The conversion price shall equal 90% multiplied by the market price (representing a discount rate of 10%). As of December 31, 2020 and 2019, the Company recorded $138,602 and $117,001 is in salaries payable to related parties due and payable to the CEO, respectively.

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

The shares are issued under the 2017 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange. As of December 31, 2020 and 2019, 0 shares and 409,000 shares, respectively, had vested, but were not yet issued.

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

On June 11, 2020, the Company entered into a Debt Forgiveness Agreement with the COO, pursuant to which the COO forgave $103,250 of accrued and unpaid consulting fees owed to her pursuant to her consulting agreement with the Company. On June 12, 2020, the Company entered into an amendment effective January 1, 2020 to the Consulting Agreement with the COO. The amendment stated that from January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for services performed. Fees may accrue at the discretion of management. At any time, the Consultant shall have the right to convert any accrued and unpaid fees into shares of Common Stock of the Company. The conversion price shall equal 90% multiplied by the market price (representing a discount rate of 10%). As of December 31, 2020 and 2019, the Company recorded $139,078 and $118,000 is in salaries payable to related parties due and payable to the COO, respectively.

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

As of December 31, 2020 and 2019, 0 shares and 300,000 shares had vested, respectively, but were not yet issued.

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

On June 11, 2020, the Company entered into a Debt Forgiveness Agreement with the CTO pursuant to which the CTO forgave $82,475 of accrued and unpaid consulting fees owed to him pursuant to his consulting agreement with the Company. On June 12, 2020, the Company entered into an amendment effective January 1, 2020 to the Consulting Agreement with the CTO. The amendment stated that from January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for services performed. Fees may accrue at the discretion of management. At any time, the Consultant shall have the right to convert any accrued and unpaid fees into shares of Common Stock of the Company. The conversion price shall equal 90% multiplied by the market price (representing a discount rate of 10%). As of December 31, 2020 and 2019, the Company recorded $129,590 and $108,226 in salaries payable to related parties due and payable to the CTO, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

The following table summarizes the outstanding balance of convertible notes payable, interest and conversion rates as of December 31, 2020 and December 31, 2019, respectively.

	December 31, 2020	December 31, 2019

A. Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at $0.10 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on March 1, 2021. The note is secured by substantially all the assets of the Company.	$600,000	$500,000

B. Convertible note payable to an investor with interest at 5% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable annually with the balance of principal and interest due on maturity on March 1, 2021. The note is secured by substantially all the assets of the Company.	55,000	55,000

C. Convertible note payable to an investor with interest at 12% per annum. $10,000 of the principal is currently convertible into shares of common stock at $0.01 per share, with remaining principal and interest convertible into shares of common stock at $0.10 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on March 1, 2021. The note is secured by substantially all the assets of the Company.	60,000	50,000

D. Convertible note payable to an investor with interest at 12% per annum. $10,000 of the principal is currently convertible into shares of common stock at $0.01 per share, with remaining principal and interest convertible into shares of common stock at $0.10 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on March 1, 2021. The note is secured by substantially all the assets of the Company.	50,000	50,000

E. Convertible note payable to a related party with interest at 12% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on August 2, 2021. The note is secured by substantially all the assets of the Company.	125,000	125,000

F. Convertible note payable to an investor with interest at 10% per annum, convertible after 180 days from issuance into shares of common stock at $0.20 per share, or 60% of the lowest market price in the preceding 25 days upon an event of default. Principal and interest due on maturity on March 6, 2020.	–	35,000

G. Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.01 per share. Principal and interest due on maturity on April 29, 2021.	100,000	–

H. Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.0099 per share. Note was issued as payment for future fees to be incurred under the related Equity Financing Agreement. Principal and interest due on maturity on April 29, 2021.	75,000	–

	1,065,000	815,000
Less unamortized discount	(111,781)	(108,492)
Net balance	953,219	706,508
Less current portion	(953,219)	(706,508)
	$–	$–

A.	January 18, 2018 Convertible Note and Warrants

On January 18, 2018, the Board of Directors of the Company approved a non-public offering of up to $1,000,000 aggregate principal amount of its 12% Senior Secured Convertible Notes. The notes are convertible, in whole or in part, into shares of the Company’s common stock, at any time at a rate of $0.65 per share with fractions rounded up to the nearest whole share, unless paid in cash at the Company’s election. The notes bear interest at a rate of 12% per annum and interest payments will be made on a quarterly basis. The notes matured on January 15, 2020.

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

As of December 31, 2020, the Company has accrued interest related to this note of $85,824. The Company amortized the discount to interest expense $12,060 and $9,918 for the years ended December 31, 2020 and 2019, respectively. The Company recorded interest expense of $70,701 and $15,123 for the years ended December 31, 2020 and 2019, respectively. The unpaid principal balance of the note is $600,000 as of December 31, 2020, which includes the default penalty noted above, and the remaining unamortized discount is $1,978. The conversion shares totaled 6,858,244 shares of common stock, upon conversion of the total principal and accrued interest of $685,824, as of December 31, 2020.

On January 8, 2021, the noteholder agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to March 1, 2022 in exchange for the reduction of the conversion price to $0.01 per share, and all prior Events of Default (as defined in the Notes) including penalties, were waived, and all future Events of Default (as defined in the Notes) pertaining to the future payment of interest were waived through maturity (Note 11).

B.	January 2019 Convertible Note and Warrants

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

The unpaid principal balance of the note and accrued interest is $55,000 and $5,342, respectively, as of December 31, 2020, and the remaining unamortized discount is $0. The Company recorded interest expense of $2,758 and $2,584 for the years ended December 31, 2020 and 2019, respectively. The Company amortized the discount to interest expense $194 and $2,845 for the year ended December 31, 2020 and 2019, respectively. This note and accrued interest is due to a related party. On June 12, 2020, this note was amended to extend the maturity date to March 1, 2021, and all events of default were waived. The conversion shares totaled 75,426,918 shares of common stock upon the conversion of the total principal and accrued interest of $60,342 as of December 31, 2020.

On February 4, 2021, the Secured Convertible Promissory Noteholder – B, converted the principal balance of the Secured Convertible Promissory Note of $50,000 into 5,000,000 shares of common stock of the Company (Note 11).

C and D. March 2019 Convertible Note and Warrants On March 7, 2019, the Board of Directors of the Company approved a non-public offering of up to $500,000 aggregate principal amount of its 12% Senior Secured Convertible Notes. The notes are convertible, in whole or in part, into shares of the Company’s common stock, at any time at a rate of $0.20 per share with fractions rounded up to the nearest whole share, unless paid in cash at the Company’s election. The notes bear interest at a rate of 12% per annum and interest payments will be made on a quarterly basis. The notes mature March 1, 2021. The conversion price of the notes is also subject to adjustments if the Company does not achieve certain milestones during the calendar year 2019.

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

On September 21, 2020, these notes were amended to reduce the conversion price of an aggregate of $20,000 of the total outstanding principal value of $120,000 from $0.10 to $0.01 per share. The remaining aggregate principal of $100,000 remains convertible at $0.10 per share. This modification to the notes was considered substantial (i. e. the change in fair value of the conversion feature was greater than 10% of the carrying value of the debt). As a result, the modification was accounted for as an extinguishment of debt, resulting in the recognition of an extinguishment loss of $18,360 for the year ended December 31, 2020.

On October 15, 2020, one of the two investors converted $10,000 of the principal note amount into 1,000,000 shares of common stock.

As of December 31, 2020, the unpaid principal balance of the notes is $110,000, which includes the default penalty noted above, accrued interest is $14,632 and the balance of the unamortized discount is $0. The Company recorded interest expense of $9,828 and $4,096 for the years ended December 31, 2020 and 2019, respectively. The Company amortized discount to interest expense of $2,037 and $9,188 for the years ended December 31, 2020 and 2019, respectively. The conversion shares totaled 2,149,015 shares of common stock upon conversion of the total principal and accrued interest of $124,632 as of December 31, 2020.

On January 22, 2018, the Company issued Convertible Promissory Notes and Warrants in the principal amounts of $50,000 to a Convertible Promissory Noteholder – C, and $50,000 to a Convertible Promissory Noteholder - D, respectively, amending to reduce the conversion price for all principal and accrued interest to $0.01 per share. In exchange for the reduction of the conversion price, both the Convertible Promissory Noteholders agreed to amend the maturity dates to March 1, 2022, and all prior Events of Default (as defined in the Notes) including penalties, were waived, and all future Events of Default (as defined in the Notes) pertaining to the future payment of interest were waived through maturity (Note 11).

On February 3, 2021, the Convertible Promissory Noteholder – C, converted the principal balance of its convertible promissory note of $40,000 and accrued interest of $6,510 into 4,650,978 shares of common stock of the Company (Note 11).

E.	August 2019 Convertible Note and Warrants

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

As of December 31, 2020, the unpaid principal balance of the notes was $125,000, the accrued interest is $18,690 and the balance of the unamortized discount is $34,104. The Company recorded interest expense of $15,041 and $3,740 for the years ended December 31, 2020 and 2019, respectively. The Company amortized the debt discount to interest expense of $52,539 and $18,295 for the years ended December 31, 2020 and 2019, respectively. This note is payable to a related party. The conversion shares totaled 171,059,638 shares of common stock upon conversion of the total principal and accrued interest of $143,690 as of December 31, 2020.

F.	August 29, 2019 Convertible Note and Warrants

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

The Company valued the conversion feature on the date of default resulting in initial liability of $159,888, which was immediately expensed as loss on derivative. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. For the year ended December 31, 2020, the Company recorded a loss of $114,051 related to the change of fair value of the derivative liability to additional paid-in capital.

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

On July 29, 2020, the Company entered into a Settlement and Mutual Release Agreement with the lender pursuant to which the Company paid $100,000 to the lender in exchange for the full extinguishment of the remaining principal amount and all accrued and unpaid interest and penalties associated with the Convertible Promissory Note dated August 29, 2019 issued to the lender (approximately $62,000). All remaining unexercised warrants to purchase the Company’s Common Stock issued to the lender were also extinguished pursuant to the Settlement Agreement. Upon receipt of the Settlement Amount by the lender, the lender agreed to release all reserved shares of the Company’s Common Stock. The Settlement Agreement also provides for a full mutual release of the parties. The settlement payment was allocated to the extinguished debt and warrants based on their relative fair values. The difference in the settlement amount allocated to the debt components, including the related derivative liability, and the actual value of the debt components of $2,155 was recorded as a gain on extinguishment for the year ended December 31, 2020. The settlement amount allocated to the warrants of $1,609 was recorded as a reduction to additional paid-in capital. In addition, the remaining unamortized discount was fully amortized to interest expense upon the settlement.

The Company recorded amortization of debt to interest expense of $39,572 and $25,484 for the years ended December 31, 2020 and 2019, leaving an unamortized debt balance of $0 and $5,577 at December 31, 2020 and 2019, respectively. The Company recorded interest expense of $742 and $1,112 for the years ended December 31, 2020 and 2019, respectively.

G and H. July 2020 Equity Financing Arrangement

On July 29, 2020, the Company entered an Equity Financing Agreement and Registration Rights Agreement with an investor, pursuant to which the investor agreed to purchase up to $5,000,000 in shares of the Company’s Common Stock, from time to time over the course of 36 months after effectiveness of a registration statement on Form S-1 of the underlying shares of Common Stock.

In connection with entering into the Equity Financing Agreement, on July 29, 2020, the Company issued to the investor a Convertible Promissory Note in the principal amount of $100,000 (the “$100k Note”). The $100k Note matures on April 29, 2021 upon which time all accrued and unpaid interest will be due and payable. Interest accrues on the $100k Note at 10% per annum based on a 360-day year. The $100k Note is convertible at any time, upon the election of the investor, into shares of the Company’s Common Stock at $0.01 per share. The $100k Note is subject to various “Events of Default,” which are disclosed in the $100k Note. Upon the occurrence of an uncured “Event of Default,” the $100k Note will become immediately due and payable and will be subject to penalties and adjustments to the conversion price (the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined in the $100k Note) (representing a discount rate of 30%). Upon the issuance of the $100k Note, the Company has agreed to reserve one times the number of shares of Common Stock into which the $100k Note is convertible and, 101 days from the issuance of the $100k Note, the Company will reserve two-and-a-half times the number of shares of Common Stock into which the $100k Note is convertible. Within three Trading Days (as defined in the $100k Note) of the sale by the investor of all of the Common Stock issued upon the conversion of the $100k Note, the Company is required to issue to investor a number of shares of Common Stock priced at the lowest traded price for the relevant Trading Day, which represents the difference between $130,000 and the net proceeds to the investor from the sale of aggregate Common Stock issued upon the conversion of the $100k Note.

Also, in connection with entering into the Equity Financing Agreement, on July 29, 2020, the Company issued to the investor a Convertible Promissory Note in the principal amount of $75,000 (the “$75k Note”). No proceeds were received for this note as it was issued to offset future transaction costs related to any future issuances of equity under the agreement. As a result, the amount has been capitalized as deferred offering costs in the accompanying balance sheet and will be offset against any future proceeds received under the agreement. The $75k Note matures on April 29, 2021 upon which time all accrued and unpaid interest will be due and payable. Interest accrues on the $75k Note at 10% per annum based on a 360-day year. The $75k Note is convertible at any time, upon the election of the investor, into shares of the Company’s Common Stock at $0.0099 per share. The $75k Note is subject to various “Events of Default,” which are disclosed in the $75k Note. Upon the occurrence of an uncured “Event of Default,” the $75k Note will become immediately due and payable (multiplied by 130% of the unpaid principal and accrued and unpaid interest) and will be subject to penalties and adjustments to the conversion price (the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined in the $75k Note) (representing a discount rate of 30%). Upon the issuance of the $75k Note, the Company has agreed to reserve one times the number of shares of Common Stock into which the $75k Note is convertible and, 101 days from the issuance of the $75k Note, the Company will reserve two-and-a-half times the number of shares of Common Stock into which the $75k Note is convertible.

As of December 31, 2020, the unpaid principal balance of these notes is $175,000, and the accrued interest is $5,226. The Company recorded interest expense of $5,226 for the year ended December 31, 2020. The conversion shares totaled 18,100,623 shares of common stock upon conversion of the total principal and accrued interest of $180,226 as of December 31, 2020.

On February 1, 2021, the Convertible Promissory Noteholder – G, converted its principal balance of a convertible promissory note of $66,833 and accrued interest of $5,177, into 7,200,000 shares of common stock of the Company (Note 11).

NOTE 6 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three and nine months ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Net loss attributable to common stockholders (basic)	$(2,236,774)	$(1,887,287)

Shares used to compute net loss per common share, basic and diluted	110,119,684	42,334,210

Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.04)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the years ended December 31, 2020 and 2019, respectively, because their inclusion would be anti-dilutive:

	As of December 31,
	2020	2019
Warrants to purchase common stock	2,868,397	1,627,532
Potentially issuable shares related to convertible notes payable	273,594,437	4,787,447
Potentially issuable vested shares to directors and officers	2,400,000	1,269,000
Potentially issuable unvested shares to officers	3,600,000	6,000,000
Total anti-dilutive common stock equivalents	282,462,834	13,683,979

NOTE 7 - PAYCHECK PROTECTION PROGRAM LOAN

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

NOTE 8 - RELATED PARTIES

At December 31, 2020 and 2019, the amount due to two stockholders was $1,000 relating to depositing funds for opening bank accounts for the Company.

In January 2018, the Company entered into a lease agreement with a stockholder of the Company and paid monthly installments of $2,000 which terminated on December 31, 2019. The Company leases its current office facility on a month-to-month basis at a monthly rent of $250 starting January 1, 2020. For the year ended December 31, 2020 and 2019, rent expense earned by the stockholder amounted to $3,000 and $24,000, respectively. The Company has recorded $18,000 and $15,000 of rent payable to the stockholder in accounts payable as of December 31, 2020 and 2019, respectively.

The Company recorded professional fees paid to officers and a director amounting to $7,182 and $0 for the year ended December 31, 2020 and 2019, respectively.

The Company awarded shares payable to officers and a director valued at $728,892 and $726,900 for the years ended December 31, 2020 and 2019, respectively, pursuant to the terms of an exchange agreement (Note 4). The officers and a director converted shares payable valued at $685,350 into 2,284,500 shares of common stock, and shares payable valued at $415,350 into 15,845 shares of Series A Supervoting Convertible Preferred Stock during the year ended December 31, 2020. No shares payable compensation was converted into shares of common stock or preferred stock during the year ended December 31, 2019.

NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock

The Company has authorized 190,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. The Company had 145,110,129 shares and 43,313,547 shares of common stock, and 25,845 shares and 0 shares of preferred stock, issued and outstanding as of December 31, 2020 and 2019, respectively.

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

Shares earned and issued related to the consulting agreements are issued under the 2017 Stock Incentive Plan and the 2019 Stock Incentive Plan (Note 4). Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange.

A summary of the status of the Company’s non-vested shares as December 31, 2020 and 2019 and changes during the year then ended, is presented below:

	Non-vested Shares of Common Stock	Weighted Average Fair Value
Balance at December 31, 2018	7,469,000	$0.30
Awarded	–	–
Vested	(1,319,000)	$0.30
Forfeited	(150,000)	–
Balance at December 31, 2019	6,000,000	$0.30
Awarded	–	–
Vested	(2,400,000)	$0.30
Forfeited	–	–
Balance at December 31, 2020	3,600,000	$0.30

On March 6, 2020, six months from receipt of the first tranche of $35,000 under the Convertible Promissory Note issued on August 29, 2019, the Company failed to pay the accrued and unpaid interest, which is considered an “Event of Default” under the note. As a result, the conversion price became a “Variable Conversion Price.” Also, as a result of the occurrence of the “Event of Default,” all amounts owing under the note became immediately due and payable and the Company became obligated to pay to the holder 175% of the then outstanding balance of the note and all unpaid principal and unpaid interest accrued interest at 15%. During the year ended December 31, 2020, the holder of the note had converted $35,000 of principal, $1,636 of interest, plus fees of $16,000 into 50,950,000 shares of Common Stock amounting to $52,636. Furthermore, the holder of the note exercised $35,000 worth of warrants and $726 worth of fees into 40,802,082 shares of common stock.

On March 6, 2019, the Company executed a Convertible Promissory Note of $50,000 payable to an investor, with interest at 12% per annum, and maturing on March 1, 2021. On October 5, 2020, the investor converted $10,000 of the principal of the Convertible Promissory Note into 1,000,000 shares of common stock at $0.01 per share, with remaining principal and interest convertible into shares of common stock at $0.10 per share.

Preferred Stock

Series A Supervoting Convertible Preferred Stock

On July 2, 2020, the Board of Directors of the Corporation had authorized issuance of 15,600 shares of preferred stock, $0.001 par value per share, designated as Series A Supervoting Preferred Stock.

Dividends: Initially, there will be no dividends due or payable on the Series A Supervoting Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation’s Articles of Incorporation.

Liquidation and Redemption Rights: Upon the occurrence of a Liquidation Event (as defined below), the holders of Series A Supervoting Preferred Stock are entitled to receive net assets on a pro-rata basis. Each holder of Series A Supervoting Preferred Stock is entitled to receive ratably any dividends declared by the Board, if any, out of funds legally available for the payment of dividends. Liquidation Event means (i) the liquidation, dissolution or winding-up, whether voluntary or involuntary, of the corporation, (ii) the purchase or redemption by the corporation of the shares of any class of stock or the merger or consolidation of the corporation with or into any other corporation or corporations, or (iii) the sale, license or lease of all or substantially all, or any material part of, the Corporation’s assets.

Conversion: Each holder of Series A Supervoting Preferred Stock may voluntarily convert its shares into shares of common stock of the Corporation at a rate of 1:100 (as may be adjusted for any combinations or splits with respect to such shares).

Rank: All shares of the Series A Supervoting Preferred Stock shall rank senior to the Corporation’s (A) common stock, par value $0.001 per share, and any other class or series of capital stock of the Corporation hereafter created.

Voting Rights:

A.	If at least one share of Series A Super Voting Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series A Super Voting Preferred Stock at any given time, regardless of their number, shall have voting rights equal to 20 times the sum of: i) the total number of shares of Common stock which are issued and outstanding at the time of voting, plus ii) the total number of shares of all Series of Preferred stocks which are issued and outstanding at the time of voting.

B.	Each individual share of Series A Super Voting Preferred Stock shall have the voting rights equal to:

[twenty times the sum of: {all shares of Common stock issued and outstanding at the time of voting + all shares of Series A and any newly designated Preferred stock issued and outstanding at the time of voting}]

Divided by:

[the number of shares of Series A Super Voting Preferred Stock issued and outstanding at the time of voting]

With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series A Super Voting Preferred Stock shall vote together with the holders of Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Articles of Incorporation or Bylaws.

On November 9, 2020, the Company awarded a director for services rendered, 1,000,000 shares of common stock valued at its fair value on the date of issuance of $8,600 and concurrently, exchanged the common stock for Series A Supervoting Convertible Preferred Stock, and accrued interest of $168 relating to the outstanding convertible note which was convertible into common stock, was converted into Series A Supervoting Convertible Preferred Stock. The Company issued 12,000 shares of Series A Supervoting Convertible Preferred Stock in exchange of $8,768 of services rendered and accrued interest for the year ended December 31, 2020.

On December 31, 2020, the officers and a director converted $685,350 of their vested shares payable compensation costs into 2,284,500 shares of the Company’s common stock and $415,350 of their unrecognized compensation costs into 13,845 shares of the Company’s Series A Convertible Preferred Stock. As a result, total unrecognized compensation costs related to the non-vested share-based compensation arrangements awarded to employees were $730,836 and $1,102,645 as of December 31, 2020 and 2019, respectively. That cost is expected to be recognized over a weighted-average period of 0.5 years and 1.4 years as of December 31, 2020 and December 31, 2019, respectively. The total fair value of shares compensation recognized during the year ended December 31, 2020 and 2019, was $728,892 and $685,416, respectively.

Series B Convertible Preferred Stock Equity Financing

On November 16, 2020, the Board of Directors of the Corporation had authorized issuance of up to 600 shares of preferred stock, $0.001 par value per share, designated as Series B Convertible Preferred Stock. Each share of Preferred Stock shall have a par value of $0.001 per share and a stated value of $1,200, subject to increase set forth in the Certificate of Designation.

Dividends: Each share of Series B Convertible Preferred Stock shall be entitled to receive, and the Corporation shall pay, cumulative dividends of 12% per annum, payable quarterly, beginning on the Original Issuance Date and ending on the date that such share of Series B Convertible Preferred Share has been converted or redeemed (the “Dividend End Date”). Dividends may be paid in cash or in shares of Series B Convertible Preferred Stock. From and after the initial Closing Date, in addition to the payment of dividends pursuant to Section 2(a), each Holder shall be entitled to receive, and the Corporation shall pay, dividends on shares of Series B Convertible Preferred Stock equal to (on an as-if-converted-to-Common-Stock basis) and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. The Corporation shall pay no dividends on shares of the common stock unless it simultaneously complies with the previous sentence.

Voting Rights: The Series B Convertible Preferred Stock will vote together with the common stock on an as converted basis subject to the Beneficial Ownership Limitations (not in excess of 4.99% conversion limitation). However, as long as any shares of Series B Convertible Preferred Stock are outstanding, the Corporation shall not, without the affirmative vote of the Holders of a majority of the then outstanding shares of the Series B Convertible Preferred Stock directly and/or indirectly (a) alter or change adversely the powers, preferences or rights given to the Series b Convertible Preferred Stock or alter or amend this Certificate of Designation, (b) authorize or create any class of stock ranking as to redemption or distribution of assets upon a Liquidation (as defined in Section 5) senior to, or otherwise pari passu with, the Series b Convertible Preferred Stock or, authorize or create any class of stock ranking as to dividends senior to, or otherwise pari passu with, the Series b Convertible Preferred Stock, (c) amend its Articles of Incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (d) increase the number of authorized shares of Series B Convertible Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing.

Liquidation: Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary (a “Liquidation”), the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under this Certificate of Designation, for each share of Series B Convertible Preferred Stock before any distribution or payment shall be made to the holders of any Junior Securities, and if the assets of the Corporation shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Holders shall be ratably distributed among the Holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Conversion: Each share of Series B Convertible Preferred Stock shall be convertible, at any time and from time to time from and after the Original Issue Date at the option of the Holder thereof, into that number of shares of common stock (subject to the limitations) determined by dividing the Stated Value of such share of Series B Convertible Preferred Stock by the Conversion Price. The Conversion Price for the Series b Convertible Preferred Stock shall be the amount equal to the lowest traded price for the Company’s common stock for the fifteen (15) Trading Days immediately preceding the date of such conversion. All such foregoing determinations will be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock during such measuring period. Following an event of default, the Conversion price shall equal the lower of : (a) the then applicable Conversion Price; or (b) a price per share equaling 80% of the lowest traded price for the Company’s common stock during the ten (10) trading days preceding the relevant Conversion.

Redemption: The Series B Convertible Preferred Stock may be redeemed by payment of the stated value thereof, with the following premiums based on the time of the redemption.

•	115% of the stated value if the redemption takes place within 90 days of issuance;
•	120% of the stated value if the redemption takes place after 90 days and within 120 days of issuance
•	125% of the stated value if the redemption takes place after 120 days and within 180 days of issuance; and
•	each share of Preferred Stock is redeemed one year from the day of issuance

On November 19, 2020, pursuant to the terms of a Securities Purchase Agreement dated November 16, 2020 (the “SPA”), the Company entered into a new preferred equity financing agreement with GHS Investments, LLC (“GHS”) in the amount of up to $600,000. The SPA provides for GHS’s purchase, from time to time, of up to 600 shares of the newly-designated Series B Convertible Preferred Stock. The initial closing under the SPA consisted of 45 shares of Series B Convertible Preferred Stock, stated value $1,200 per share, issued to GHS for an initial purchase price of $45,000, or $1,000 per share. At the Company’s option, and subject to the terms of the SPA and the Certificate of Designation for the Series B Convertible Preferred Stock (the “COD”), additional closings in the amount of 40 shares of Series B Convertible Preferred Stock for a total purchase price of $40,000 may take place at a rate of up to once every 30 days. In connection with the initial closing in the amount of 45 shares of Series B Convertible Preferred Stock, the Company issued an additional 25 shares of Series B Convertible Preferred Stock to GHS as a service fee.

The Company’s ability to conduct additional closings under the SPA is subject to certain conditions, including the following:

•	The Company’s continued compliance with all covenants and agreements under the SPA and the COD, with no uncured defaults under the Company’s agreements with GHS;

•	The continued quotation of the Company’s common stock on the over-the-counter market or another trading market or exchange;

•	The average daily dollar trading volume for the Company’s common stock for the 30 trading days preceding each additional closing must be at least $10,000 per day; and

•	The closing market price for the Company’s common stock must be at least $0.01 for each of the 30 trading days preceding each additional closing.

No additional closings may take place after the two-year anniversary of the SPA, or once the entire $600,000 amount has been funded. If the average daily dollar trading volume for the Company’s common stock for the 30 trading days preceding a particular additional closing is at least $50,000 per day, the Company may, at its option, increase the amount of that additional closing to 75 shares of Series B Convertible Preferred Stock ($75,000).

The Series B Convertible Preferred Stock is classified as temporary equity, as it is convertible upon issuance at an amount equal to the lowest traded price for the Company’s common stock for the fifteen trading days immediately preceding the date of conversion.

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

On November 19, 2020 (the date of receipt of cash proceeds of $45,000 issuance), the Company valued the conversion feature of the derivative and recorded an initial derivative liability of $103,267, $58,267 as day one loss on the derivative, $39,000 as interest expense, and $39,000 as Series B Convertible Preferred Stock mezzanine liability, and $84,000 as amortization. At December 31, 2020, the Company recalculated the value of the derivative liability associated with the convertible note recording a loss of $39,266 in connection with the change in fair market value of the derivative liability. In addition, the Company recorded $900 as sales commission to complete this financing and $1,160 as preferred stock dividend payable to GHS as of December 31, 2020.

On November 19, 2020 and at December 31, 2020, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0067 to $0.0051, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0083 to $0.0087, an expected dividend yield of 0%, expected volatility ranging from 430.28% to 440.99%, risk-free interest rates ranging from 0.39% to 0.38%, and an expected term of 1.50 to 1.38 years.

On December 16, 2020, pursuant to the terms of the SPA, GHS purchased an additional 85 shares of Series B Convertible Preferred Stock for gross proceeds of $85,000. The Company paid $1,700 in selling commissions to complete this financing.

On December 16, 2020 (the date of receipt of cash proceeds of $85,000 issuance), the Company valued the conversion feature of the derivative and recorded an initial derivative liability of $106,241, $1,700 as interest expense, $102,000 as Series B Convertible Preferred Stock a mezzanine liability, and $102,000 as amortization. At December 31, 2020, the Company recalculated the value of the derivative liability associated with the convertible note recording a loss of $67,008 in connection with the change in fair market value of the derivative liability. In addition, the Company recorded $503 as preferred stock dividend payable to GHS as of December 31, 2020.

On December 16, 2020 and at December 31, 2020, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0060 to $0.0051, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0063 to $0.0087, an expected dividend yield of 0%, expected volatility ranging from 431.65% to 437.59%, risk-free interest rates ranging from 0.39% to 0.38%, and an expected term of 1.50 to 1.46 years.

As a result of receipt of cash proceeds relating to Series B Convertible Preferred Stock, the Company recorded derivative liability of $315,782 and Series B Convertible Preferred Stock liability of $186,000 at December 31, 2020.

Warrants

A summary of the status of the Company’s warrants as of December 31, 2020 and 2019 and changes during the three months then ended, is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2018	384,615	$0.75	4.1 Years
Issued	1,242,917	$0.19
Exercised	–	–
Expired/Forfeited	–	–
Outstanding at December 31, 2019	1,627,532	$0.21	4.5 Years
Issued	43,082,532	$0.00	4.1 Years
Exercised	(41,666,667)	$0.00
Expired/Forfeited	(175,000)	$0.20
Outstanding at December 31, 2020	2,868,397	$0.00	3.4 Years

NOTE 10 - INCOME TAXES

Income tax expense for the year ended December 31, 2020 and 2019 is summarized as follows.

	December 31, 2020	December 31, 2019
Deferred:
Federal	$(469,723)	$(396,457)
State	(108,484)	(91,563)
Change in valuation allowance	578,206	488,020
Income tax expense (benefit)	$–	$–

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2020	December 31, 2019
Tax at statutory tax rate	21.00%	21.00%
State taxes	4.85%	4.85%
Other permanent items	–	–
Valuation allowance	-25.85%	-25.85%
Income tax expense	–	–

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carry forward	$1,287,319	$911,541
Total gross deferred tax assets	1,287,319	911,541
Less: valuation allowance	(1,287,319)	(911,541)
Net deferred tax assets	$–	$–

Deferred income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law and the new legislation contains several key tax provisions that impact the Company, including a reduction of the corporate income tax rate to 21% effective for tax years beginning after December 31, 2017 and the Transition Tax, among others. The staff of the US Securities and Exchange Commission (SEC) has recognized the complexity of reflecting the impacts of the Tax Reform Act, and issued guidance in Staff Accounting Bulletin 118 (“SAB 118”) in December 2017, which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one-year period in which to complete the required analyses and accounting (the measurement period). Adjustments to incomplete and unknown amounts will be recorded and disclosed prospectively during the measurement period. The Company has completed the required analysis and accounting for substantially all the effects.  Except for the reduction of the income tax rate from 34% to 21%, there were no material impact on the Company’s financial statements.

At December 31, 2020 and 2019, the Company had accumulated net operating losses of approximately $7,481,000 and $5,040,000, respectively, for U.S. federal and Massachusetts income tax purposes available to offset future taxable incomes. The net operating losses generated in tax years prior to December 31, 2017, can be carry forward for twenty years, whereas the net operating losses generated after December 31, 2017 can be carry forward indefinitely. Management determined that it was unlikely that the Company’s deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

At December 31, 2020 and 2019, the Company’s deferred income tax assets and valuation allowance were $1,287,319 and $911,541, respectively.

In the ordinary course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2020, tax years 2019, 2018, and 2017 remain open for examination by the Internal Revenue Service and the Massachusetts Division of Revenue. The Company has received no notice of audit from the Internal Revenue Service or the Massachusetts Division of Revenue for any of the open tax years.

NOTE 11 - SUBSEQUENT EVENTS

On January 19, 2021, pursuant to the authorization and approval previously provided by the stockholders, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to increase its authorized shares of common stock, $0.001 par value per share, from 190,000,000 shares to 1,000,000,000 shares, which filing became effective on January 18, 2021.

On January 22, 2018, the Company issued Senior Secured Convertible Promissory Notes in the principal amounts of $500,000 to Convertible Promissory Note holder - A, $50,000 to a Convertible Promissory Noteholder – C, and $50,000 to a Convertible Promissory Note holder - D, respectively, amending to reduce the conversion price for all principal and accrued interest to $0.01 per share. In exchange for the reduction of the conversion price, each of the three Convertible Promissory Note holders agreed to amend the maturity dates to March 1, 2022, and all prior Events of Default (as defined in the Notes) including penalties, were waived, and all future Events of Default (as defined in the Notes) pertaining to the future payment of interest were waived through maturity (Note 5).

On February 1, 2021, a Convertible Promissory Noteholder – G, converted a principal balance of its convertible promissory note of $66,833 and accrued interest of $5,177, into 7,200,000 shares of common stock of the Company (Note 5).

On February 3, 2021, a Convertible Promissory Noteholder – C, converted the principal balance of its convertible promissory note of $40,000 and accrued interest of $6,510 into 4,650,978 shares of common stock of the Company (Note 5).

On February 4, 2021, a Convertible Promissory Noteholder – B, converted the principal balance of its convertible promissory note of $50,000 into 5,000,000 shares of common stock of the Company (Note 5).

On February 24, 2021, the Company entered into a Common Stock Purchase Agreement with an investor pursuant to which the investor agreed to purchase up to $5,000,000 of the Company’s registered Common Stock at $0.015 per share. Pursuant to the Agreement, purchases may be made by the Company during the Commitment Period (as defined in the Agreement) through the submission of a purchase notice to the investor no sooner than ten business days after the preceding closing. No purchase notice can be made in an amount less than $10,000 or greater than $500,000 or greater than two times the average of the daily trading dollar volume for the Company’s Common Stock during the ten business days preceding the purchase date. Each purchase notice is limited to the investor beneficially owning no more than 4.99% of the total outstanding Common Stock of the Company at any given time. There are certain conditions precedent to each purchase including, among others, an effective registration statement in place and the VWAP of the closing price of the Company’s Common Stock greater than $0.0175 for the Company's Common Stock during the five business days prior to the closing. On February 26, 2021 and March 16, 2021, the investor purchased 8,000,000 shares and 8,400,000 shares of common stock for a cash consideration of $120,000 and $126,000, respectively.

