Form 10-Q
period 2021-03-31
IIOT-OXYS, Inc.
filed 2021-05-17
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the registrant’s common stock on May 17, 2021, was 188,104,396.

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to IIOT-OXYS, Inc., a Nevada corporation, and as applicable to its wholly owned subsidiaries, OXYS Corporation, a Nevada corporation, and HereLab, Inc., a Delaware corporation.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$218,613	$103,074
Prepaid expenses	6,806	2,427
Total Current Assets	225,419	105,501

Intangible assets, net	335,379	347,856

Total Assets	$560,798	$453,357

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$129,554	$169,914
Accrued liabilities	150,330	147,490
Deferred revenue	46,425	46,425
Notes payable, current portion, net of debt discounts of $375,060 and $111,781 at March 31, 2021 and December 31, 2020	413,107	953,219
Shares payable to related parties	910,072	730,836
Salaries payable to related parties	423,218	407,271
Derivative liability	231,082	315,782
Total Current Liabilities	2,303,789	2,770,937

PPP liability	36,700	36,700
Due to stockholders	1,000	1,000
Total Liabilities	2,341,489	2,808,637

Commitments and contingencies (Note 4)

Series B Convertible Preferred Stock, 600 shares designated, $0.001 par value, $1,200 stated value; 155 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively. Liquidation preference $186,000 as of March 31, 2021 and December 31, 2020	186,000	186,000

Stockholders' Equity (Deficit)
Preferred Stock Series A, $0.001 par value, 10,000,000 Shares authorized; 25,845 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	26	26
Common Stock $0.001 par value, 1,000,000,000 and 190,000,000 shares authorized at March 31, 2021 and December 31, 2020, respectively; 178,361,108 shares and 145,110,130 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	178,362	145,111
Additional paid in capital	5,530,610	4,794,261
Accumulated deficit	(7,675,689)	(7,480,678)

Total stockholders' equity (deficit)	(1,966,691)	(2,541,280)

Total Liabilities and Stockholders' Equity (Deficit)	$560,798	$453,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended March 31,
	2021	2020
Revenues	$–	$15,600
Cost of sales	–	8,634
Gross Profit	–	6,966

Operating Expenses
Bank service charges	75	1,422
Office expenses	2,081	973
Organization Costs	5,291	11,147
Payroll expense	41,681	–
Professional fees	211,155	187,121
Patent license fees	–	1,644
Amortization of intangible assets	12,477	12,341
Total Operating Expenses	272,760	214,648

Other Income (Expense)
Gain (loss) on change in FMV of derivative liability	84,700	(63,908)
Gain on extinguishment of debt	120,000	–
Interest expense	(121,447)	(518,289)
Other Income	–	409
Total Other Income (Expense)	83,253	(581,788)

Net Loss Before Income Taxes	(189,507)	(789,470)

Provision for income tax	–	–

Net Loss	$(189,507)	$(789,470)

Convertible Preferred Stock Dividend	(5,504)	–

Net Loss Attributable to Common Stockholders	$(195,011)	$(789,470)

Net Loss Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.00)	$(0.02)

Weighted Average Shares Outstanding Attributable to Common Stockholders - Basic and Diluted	160,406,294	45,245,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2019	–	$–	43,313,547	$43,314	$3,077,972	$(5,040,307)	$(1,919,021)

Common stock issued for conversion of convertible note payables	–	–	23,750,000	23,750	3,938	–	27,688

Relief of derivative liabilities	–	–	–	–	77,386	–	77,386

Warrants issued for default of convertible note payables	–	–	–	–	163,433	–	163,433

Changes in FMV of warrants related to convertible note payables	–	–	–	–	203,597	(203,597)	–

Net loss	–	–	–	–	–	(789,470)	(789,470)

Balance - March 31, 2020	–	$–	67,063,547	$67,064	$3,526,326	$(6,033,374)	$(2,439,984)

Balance - December 31, 2020	25,845	$26	145,110,129	$145,111	$4,794,261	$(7,480,678)	$(2,541,280)

Common stock issued for conversion of convertible note payables	–	–	16,850,978	16,851	151,669	–	168,520

Common stock sold for cash	–	–	16,400,000	16,400	229,600	–	246,000

Beneficial conversion feature discount on notes payable	–	–	–	–	360,000	–	360,000

Commission paid for raising capital	–	–	–	–	(4,920)	–	(4,920)

Net Loss	–	–	–	–	–	(195,011)	(195,011)

Balance - March 31, 2021	25,845	$26	178,361,107	$178,362	$5,530,610	$(7,675,689)	$(1,966,691)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(195,011)	$(789,470)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Gain on extinguishment of debt	(120,000)	–
Loss on issuance of default warrants	–	163,433
Increase in principal due to penalty provision	–	146,250
Increase in principal due to fees	–	9,000
Amortization of discount on notes payable	108,408	24,022
Amortization of intangible assets	12,477	12,341
Changes in Operating Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	–	12,404
Prepaid expense	(4,379)	(371)
Increase (Decrease) in:
Accounts payable	(40,360)	(18,834)
Accrued liabilities	2,841	(4,308)
Derivative liability	(84,700)	223,796
Deferred revenue	–	46,425
Shares payable to related parties	179,236	181,227
Salaries payable to related parties	15,947	3,978
Net Cash Provided by (Used in) Operating Activities	(125,541)	9,893

Cash Flows From Financing Activities
Proceeds from sale of common stock	246,000	–
Payment for offering costs	(4,920)	–
Net Cash Provided By Financing Activities	241,080	–

Net increase in cash and cash equivalents	115,539	9,893

Cash and Cash Equivalents - Beginning of Period	103,074	24,212

Cash and Cash Equivalents - End of Period	$218,613	$34,105

Supplement Disclosures of Cash Flow Information
Interest paid during the period	$–	$24,295
Income taxes paid during the period	$–	$–

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Conversion of convertible notes payable and derivative liabilities	$168,520	$105,074
Warrant anti-dilution issuance	$–	$203,597
Beneficial conversion feature discount on notes payable	$360,000	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2021 and 2020

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to IIOT-OXYS, Inc., a Nevada corporation, and as applicable to its wholly-owned subsidiaries, OXYS Corporation, a Nevada corporation, and HereLab, Inc., a Delaware corporation.

IIOT-OXYS, Inc., a Nevada corporation (the “Company”) was established for the purpose of designing, building, testing, and selling Edge Computing Systems for the Industrial Internet. The Company is currently devoting substantially all its efforts in identifying, developing and marketing engineered products, software and services for applications in the Industrial Internet which involves collecting and processing data collected from a wide variety of industrial systems and machines.

We were incorporated in the state of New Jersey on October 1, 2003 under the name of Creative Beauty Supply Corporation and commenced operations as of January 1, 2004. On November 30, 2007, our Board of Directors approved a plan to dispose of our wholesale and retail beauty supply business. On May 18, 2015, we changed our name to Gotham Capital Holdings. From January 1, 2009 until July 28, 2017, we had no operations. On March 16, 2017, our Board of Directors approved a name change to “IIOT-OXYS, Inc.” and authorized a change of domicile from New Jersey to Nevada.

Impact of COVID-19

During the period ended March 31, 2021, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the quarter ended March 31, 2021 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, used cash flows in operating activities of $125,541 and has an accumulated deficit of $7,675,689 as of March 31, 2021. These factors, among others, raise a substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. These accounting policies conform to GAAP in all material respects and have been consistently applied in preparing the accompanying condensed consolidated financial statements.

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with GAAP for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2020.

Principles of Consolidation

The condensed consolidated financial statements for the three months ended March 31, 2021 and 2020, respectively, include the accounts of Company, and its wholly-owned subsidiaries OXYS Corporation and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company reported a cash balance of $218,613 and $103,074 as of March 31, 2021 and December 31, 2020, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. There was no allowance for doubtful accounts as of March 31, 2021 and December 31, 2020, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents which are generally not collateralized. The Company’s policy is to place its cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to $250,000. At March 31, 2021 and December 31, 2020, the Company had no amounts in excess of the FDIC insurance limit.

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

The Company’s consolidated financial instruments consist principally of cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities, notes payable and related parties payable. The Company believes that the recorded values of all the financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

NOTE 3 - INTANGIBLE ASSETS

The Company’s intangible assets comprise of intellectual property revolving around their field tests, sensor integrations, and board designs. Intangible assets, net of amortization at March 31, 2021 and December 31, 2020 amounted to $335,379 and $347,856, respectively.

	March 31, 2021	December 31, 2020
Intangible Assets	$495,000	$495,000
Accumulated amortization	(159,621)	(147,144)
Intangible Assets, net	$335,379	$347,856

At March 31, 2021 and December 31, 2020, respectively, the Company determined that none of its intangible assets were impaired. Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives of ten years. Amortization expense of finite-lived intangibles was $12,477 and $12,341 for the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 31, 2020:

Amortization expense
2021	$37,295
2022	49,500
2023	49,500
2024	49,500
2025	49,500
Thereafter	100,084
Total	$335,379

NOTE 4 - COMMITMENTS AND CONTINGENCIES

In prior years, the Company entered into consulting agreements with one director, three executive officers, and one engineer of the Company, which include commitments to issue shares of the Company’s common stock from the Company’s Stock Incentive Plans. Two agreements have been terminated and shares have been issued in conjunction with the related separation agreements, but the vested shares related to the remaining consulting agreements with the three executive officers have not yet been issued in full, and therefore, remain a liability. According to the remaining three agreements, 1,319,000 shares vested in 2019, 2,400,000 shares vested in 2020, and 3,600,000 shares of common stock shall vest in 2021. The shares vest annually on the anniversary date of the agreements.

In the event that the agreement is terminated by either party pursuant to the terms of the agreement, all unvested shares which have been earned shall vest on a pro-rata basis as of the effective date of the termination of the agreement and all unearned, unvested shares shall be terminated.

The value of the shares was assigned at fair market value on the effective date of the agreement and the pro-rata number of shares earned was calculated and amortized at the end of each reporting period. The Company has accrued $910,072 and $730,836 in shares payable in conjunction with these agreements as of March 31, 2021 and December 31, 2020, respectively. A summary of these agreements is as follows.

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

The shares are issued under the 2019 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange. As of March 31, 2021 and December 31, 2020, 1,560,000 shares and 1,560,000 shares had vested, respectively.

On June 11, 2020, the Company entered into a Debt Forgiveness Agreement with the CEO, pursuant to which the CEO forgave $185,000 of accrued and unpaid consulting fees owed to him pursuant to his consulting agreement with the Company. On June 12, 2020, the Company entered into an amendment effective January 1, 2020 to the Consulting Agreement with the CEO. The amendment stated that from January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for services performed. Fees may accrue at the discretion of management. At any time, the Consultant shall have the right to convert any accrued and unpaid fees into shares of Common Stock of the Company. The conversion price shall equal 90% multiplied by the market price (representing a discount rate of 10%). As of March 31, 2021 and December 31, 2020, the Company recorded $138,130 and $138,602 in salaries payable to the CEO.

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

The shares are issued under the 2017 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange. As of March 31, 2021 and December 31, 2020, 1,209,000 shares and 1,209,000 shares had vested respectively.

On June 11, 2020, the Company entered into a Debt Forgiveness Agreement with the COO, pursuant to which the COO forgave $103,250 of accrued and unpaid consulting fees owed to her pursuant to her consulting agreement with the Company. On June 12, 2020, the Company entered into an amendment effective January 1, 2020 to the Consulting Agreement with the COO. The amendment stated that from January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for services performed. Fees may accrue at the discretion of management. At any time, the Consultant shall have the right to convert any accrued and unpaid fees into shares of Common Stock of the Company. The conversion price shall equal 90% multiplied by the market price (representing a discount rate of 10%). As of March 31, 2021 and December 31, 2020, the Company recorded $143,492 and $139,078 in salaries payable to the COO.

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

As of March 31, 2021 and December 31, 2020, 900,000 shares and 900,000 shares had vested, respectively.

On June 11, 2020, the Company entered into a Debt Forgiveness Agreement with the CTO pursuant to which the CTO forgave $82,475 of accrued and unpaid consulting fees owed to him pursuant to his consulting agreement with the Company. On June 12, 2020, the Company entered into an amendment effective January 1, 2020 to the Consulting Agreement with the CTO. The amendment stated that from January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for services performed. Fees may accrue at the discretion of management. At any time, the Consultant shall have the right to convert any accrued and unpaid fees into shares of Common Stock of the Company. The conversion price shall equal 90% multiplied by the market price (representing a discount rate of 10%). As of March 31, 2021 and December 31, 2020, the Company recorded $141,596 and $129,590 in salaries payable to the CTO.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

The following table summarizes the outstanding balance of convertible notes payable, interest and conversion rates as of March 31, 2021 and December 31, 2020, respectively.

		March 31, 2021	December 31, 2020

A.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at $0.01 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on March 1, 2022. The note is secured by substantially all the assets of the Company.	$450,000	$600,000

B.	Convertible note payable to an investor with interest at 5% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable annually with the balance of principal and interest due on maturity on March 1, 2022. The note is secured by substantially all the assets of the Company.	55,000	55,000

C.	Convertible note payable to an investor with interest at 12% per annum. On February 3, 2021, the investor settled the note and accrued interest, in exchange of common stock of the Company.	–	50,000

D.	Convertible note payable to an investor with interest at 12% per annum. $10,000 of the principal is currently convertible into shares of common stock at $0.01 per share, with remaining principal and interest convertible into shares of common stock at $0.01 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on March 1, 2022. The note is secured by substantially all the assets of the Company.	50,000	60,000

E.	Convertible note payable to a related party with interest at 12% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on August 2, 2021. The note is secured by substantially all the assets of the Company.	125,000	125,000

F.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.01 per share. Principal and interest due on maturity on October 29, 2021.	33,167	100,000

G.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.0099 per share. Note was issued as payment for future fees to be incurred under the related Equity Financing Agreement. Principal and interest due on maturity on October 29, 2021.	75,000	75,000

		788,167	1,065,000
	Less unamortized discount	(375,060)	(111,781)
	Net balance	413,107	953,219
	Less current portion	(413,107)	(953,219)
		$–	$–

A. January 18, 2018 Convertible Note and Warrants (“Note A”)

On January 28, 2021, the noteholder of Note A agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to March 1, 2022 in exchange for the reduction of the conversion price to $0.01 per share, and all prior Events of Default (as defined in the Note) including penalties of $100,000 were waived, and all future Events of Default (as defined in the Note) pertaining to the future payment of interest were waived through maturity. The Company recorded $100,000 as extinguishment of debt in its statements of operations for the three months ended March 31, 2021. The Company recorded $300,000 as the beneficial conversion feature discount on note payable of $500,000 on January 28, 2021. The Company amortized the discount to interest expense of $48,828 and $2,999 for the three months ended March 31, 2021 and 2020, respectively. The unamortized discount was $253,149 and $1,978 at March 31, 2021 and December 31, 2020, respectively. In addition, the Company recorded interest expense of $15,041 and $16,455 for the three months ended March 31, 2021 and 2020, respectively. Accrued interest payable on Note A was $100,865 and $85,824 as of March 31, 2021 and December 31, 2020, respectively.

On February 4, 2021, the noteholder A converted the principal balance of $50,000 of its convertible promissory note into 5,000,000 shares of common stock of the Company (Note 9). The principal balance payable on Note A amounted to $450,000 and $600,000 on March 31, 2021 and December 31, 2020, respectively.

B. January 2019 Convertible Note and Warrants (“Note B”)

The Company recorded interest expense of $678 and $686 on Note B for the three months ended March 31, 2021 and 2020, respectively. Accrued interest payable on Note B was $6,020 and $5,342 as of March 31, 2021 and December 31, 2020, respectively. The principal balance payable on Note B amounted to $55,000 and $55,000 on March 31, 2021 and December 31, 2020, respectively. The Note B matures on March 1, 2022.

C. March 2019 Convertible Note and Warrants (Note C”)

On January 28, 2021, the noteholder of Note C agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to March 1, 2022 in exchange for the reduction of the conversion price to $0.01 per share, and all prior Events of Default (as defined in the Note) including penalties of $10,000 were waived, and all future Events of Default (as defined in the Note) pertaining to the future payment of interest were waived through maturity. The Company recorded $10,000 as extinguishment of debt in its statements of operations for the three months ended March 31, 2021. The Company recorded $30,000 as debt discount on note payable and amortized it to interest expense since the Note was converted into common stock of the Company immediately. The Company amortized the discount to interest expense of $30,000 and $704 for the three months ended March 31, 2021 and 2020, respectively. The unamortized discount was $0 and $0 at March 31, 2021 and December 31, 2020, respectively. In addition, the Company recorded interest expense of $460 and $1,645 for the three months ended March 31, 2021 and 2020, respectively. Accrued interest payable on Note C was $0 and $6,050 at March 31, 2021 and December 31, 2020, respectively.

On January 28, 2021, the noteholder of Note C converted the principal balance of $40,000 of its convertible promissory note and $6,510 of accrued interest, into 4,650,978 shares of common stock of the Company (Note 9). The principal balance payable on Note C amounted to $0 and $50,000 on March 31, 2021 and December 31, 2020, respectively.

D. March 2019 Convertible Note and Warrants (“Note D”)

On January 28, 2021, the noteholder of Note D agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to March 1, 2022 in exchange for the reduction of the conversion price to $0.01 per share, and all prior Events of Default (as defined in the Note) including penalties of $10,000 were waived, and all future Events of Default (as defined in the Note) pertaining to the future payment of interest were waived through maturity. The Company recorded $10,000 as extinguishment of debt in its statements of operations for the three months ended March 31, 2021. The Company recorded $30,000 as the beneficial conversion feature discount on note payable of $50,000 on January 28, 2021. The Company amortized the discount to interest expense of $4,685 and $704 for the three months ended March 31, 2021 and 2020, respectively. The unamortized discount was $25,315 at March 31, 2021 and December 31, 2020, respectively. In addition, the Company recorded interest expense of $1,595 and $1,645 for the three months ended March 31, 2021 and 2020, respectively. Accrued interest payable on Note A was $10,177 and $8,582 as of March 31, 2021 and December 31, 2020, respectively. The principal balance payable on Note D amounted to $50,000 and $60,000 on March 31, 2021 and December 31, 2020, respectively.

E. August 2019 Convertible Note and Warrants (“Note E”)

The Company amortized the debt discount on Note E to interest expense of $13,207 and $13,064 for the three months ended March 31, 2021 and 2020, respectively. The unamortized discount was $20,896 and $34,104 at March 31, 2021 and December 31, 2020, respectively. The Company recorded interest expense of $3,699 and $3,740 on Note E for the three months ended March 31, 2021 and 2020, respectively. Accrued interest payable on Note E was $22,389 and $18,690 as of March 31, 2021 and December 31, 2020, respectively. The principal balance payable on Note E amounted to $125,000 and $125,000 on March 31, 2021 and December 31, 2020, respectively. The maturity date of the Note E is August 2, 2021.

F. July 2020 Equity Financing Arrangement (“Note F”)

On February 1, 2021, the noteholder of Note F converted the principal balance of $66,833 of its convertible promissory note and $5,177 of accrued interest into 7,200,000 shares of common stock of the Company (Note 9). The Company recorded interest expense of $1,404 and $0 for the three months ended March 31, 2021 and 2020, respectively. Accrued interest payable on Note G was $0 and $2,986 as of March 31, 2021 and December 31, 2020, respectively. The principal balance payable on Note F amounted to $33,167 and $100,000 on March 31, 2021 and December 31, 2020, respectively. The noteholder of Note F agreed to extend the maturity date of the note from April 29, 2021 to October 29, 2021.

G . July 2020 Equity Financing Arrangement (“Note G”)

In connection with entering into the Equity Financing Agreement, on July 29, 2020, the Company issued to the investor a Convertible Promissory Note in the principal amount of $75,000 (“Note G”). No proceeds were received for this note as it was issued to offset future transaction costs related to any future issuances of equity under the agreement. As a result, the amount has been capitalized as deferred offering costs in the accompanying balance sheet and will be offset against any future proceeds received under the agreement.

The Company recorded interest expense of $1,849 and $0 for the three months ended March 31, 2021 and 2020, respectively. Accrued interest amounted to $4,089 and $2,240 at March 31, 2021 and December 31, 2020, respectively. The principal balance payable of Note G amounted to $75,000 at March 31, 2021 and December 31, 2020, respectively. The noteholder of Note G agreed to extend the maturity date of the note from April 29, 2021 to October 29, 2021.

NOTE 6 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2021 and 2020:

	Three Months ended March 31,
	2021	2020
Net loss attributable to common stockholders (basic)	$(195,011)	$(789,470)

Shares used to compute net loss per common share, basic and diluted	160,406,294	45,245,415

Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.02)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the three months ended March 31, 2021 and 2020, respectively, because their inclusion would be anti-dilutive:

	As of March 31,
	2021	2020
Warrants to purchase common stock	2,868,397	44,535,064
Potentially issuable shares related to convertible notes payable	323,988,444	43,338,312
Potentially issuable vested shares to directors and officers	3,300,000	1,869,000
Potentially issuable unvested shares to officers	2,700,000	5,400,000
Total anti-dilutive common stock equivalents	332,856,841	95,142,376

NOTE 7 - PAYCHECK PROTECTION PROGRAM LOAN

The Company applied for and received funding from the Payroll Protection Program (the “PPP Loan”) in the amount of $36,700 under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 23, 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement (subject to further deferral pursuant to the terms of the Paycheck Protection Flexibility Act of 2020). The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act.

NOTE 8 - RELATED PARTIES

At March 31, 2021 and December 31, 2020, respectively, the amount due to two stockholders was $1,000 relating to depositing funds for opening bank accounts for the Company.

The Company executed an operating lease to rent its current office facility from a stockholder on a month-to-month basis at a monthly rent of $250 starting January 1, 2020. The Company recorded rent expense of $750 for the three months ended March 31, 2021 and 2020, respectively. The Company has recorded $250 and $18,000 of rent payable to the stockholder in accounts payable as of March 31, 2021 and December 31, 2020, respectively.

The Company awarded shares payable to officers and a director valued at $179,236 and $181,227 for the three months ended March 31, 2021 and 2020, respectively, pursuant to the terms of an exchange agreement (Note 4). Shares payable as compensation to officers and a director amounted to $910,072 and $730,836 at March 31, 2021 and December 31, 2020, respectively. No shares payable compensation was converted into shares of common stock or preferred stock during the quarter ended March 31, 2021.

NOTE 9 - STOCKHOLDERS' EQUITY

On January 4, 2021, pursuant to the authorization and approval previously provided by the stockholders, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to increase its authorized shares of common stock, $0.001 par value per share, from 190,000,000 shares to 1,000,000,000 shares, which filing became effective on January 18, 2021. The Company has authorized 10,000,000 shares of $0.001 par value preferred stock. The Company had 178,361,108 shares and 145,110,130 shares of common stock, and 25,845 shares and 25,845 shares of preferred stock, issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.

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

On January 28, 2021, the noteholder of Note C converted the principal balance of $40,000 of its convertible promissory note and $6,510 of accrued interest, into 4,650,978 shares of common stock of the Company (Note 5).

On February 1, 2021, the noteholder of Note F converted the principal balance of $66,833 of its convertible promissory note and $5,177 of accrued interest into 7,200,000 shares of common stock of the Company (Note 5).

On February 4, 2021, the noteholder of Note A converted the principal balance of $50,000 of its convertible promissory note into 5,000,000 shares of common stock of the Company (Note 5).

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

Stock Incentive Plans

On December 14, 2017, the Board of Directors of the Company approved the 2017 Stock Incentive Plan (the “2017 Plan”). Awards may be made under the 2017 Plan for up to 4,500,000 shares of common stock of the Company. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the 2017 Plan. No awards can be granted under the 2017 Plan after the expiration of 10 years from the plan approval but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards.

On March 11, 2019, the Board of Directors of the Company approved the 2019 Stock Incentive Plan (the “Plan”). Awards may be made under the Plan for up to 5,000,000 shares of common stock of the Company. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the Plan. No awards can be granted under the Plan after the expiration of 10 years from the plan approval but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards.

Shares earned and issued related to the consulting agreements are issued under the 2017 Stock Incentive Plan and the 2019 Stock Incentive Plan (Note 4). Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange.

A summary of the status of the Company’s non-vested shares as of March 31, 2021 and 2020, and changes during the three months period then ended, is presented below:

	Non-vested Shares of Common Stock	Weighted Average Fair Value
Balance at December 31, 2019	6,000,000	$0.30
Awarded	–	–
Vested	(600,000)	$0.30
Forfeited	–	–
Balance at March 31, 2020	5,400,0000	$0.30

Balance at December 31, 2020	3,600,000	$0.30
Awarded	–	–
Vested	(900,000)	$0.30
Forfeited	–	–
Balance at March 31, 2021	2,700,000	$0.30

Preferred Stock

Series A Supervoting Convertible Preferred Stock

On July 2, 2020, the Board of Directors of the Company authorized the issuance of 15,600 shares of preferred stock, $0.001 par value per share, designated as Series A Supervoting Convertible Preferred Stock.

Dividends: Initially, there will be no dividends due or payable on the Series A Supervoting Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Company’s Articles of Incorporation.

Liquidation and Redemption Rights: Upon the occurrence of a Liquidation Event (as defined on the Certificate of Designation), the holders of Series A Supervoting Preferred Stock are entitled to receive net assets on a pro-rata basis. Each holder of Series A Supervoting Preferred Stock is entitled to receive ratably any dividends declared by the Board, if any, out of funds legally available for the payment of dividends. Liquidation Event means (i) the liquidation, dissolution or winding-up, whether voluntary or involuntary, of the corporation, (ii) the purchase or redemption by the corporation of the shares of any class of stock or the merger or consolidation of the corporation with or into any other corporation or corporations, or (iii) the sale, license or lease of all or substantially all, or any material part of, the Company’s assets.

Conversion: Each holder of Series A Supervoting Preferred Stock may voluntarily convert its shares into shares of common stock of the Corporation at a rate of 1:100 (as may be adjusted for any combinations or splits with respect to such shares).

Rank: All shares of the Series A Supervoting Preferred Stock shall rank senior to the Company’s (A) common stock, par value $0.001 per share, and any other class or series of capital stock of the Company hereafter created.

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

twenty times the sum of: {all shares of Common stock issued and outstanding at the time of voting + all shares of Series A and any newly designated Preferred stock issued and outstanding at the time of voting}

Divided by:

the number of shares of Series A Super Voting Preferred Stock issued and outstanding at the time of voting

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

The Company did not issue any Series A Supervoting Convertible Preferred Stock during the three months ended March 31, 2021. The Company had 25,845 shares of Series A Supervoting Convertible Preferred Stock issued and outstanding at March 31, 2021 and December 31, 2020, respectively.

Series B Convertible Preferred Stock Equity Financing

On November 16, 2020, the Board of Directors of the Company authorized the issuance of up to 600 shares of preferred stock, $0.001 par value per share, designated as Series B Convertible Preferred Stock. Each share of Preferred Stock shall have a par value of $0.001 per share and a stated value of $1,200, subject to increase set forth in the Certificate of Designation.

Dividends: Each share of Series B Convertible Preferred Stock shall be entitled to receive, and the Company shall pay, cumulative dividends of 12% per annum, payable quarterly, beginning on the Original Issuance Date (as defined in the Certificate of Designation) and ending on the date that such share of Series B Convertible Preferred Share has been converted or redeemed (the “Dividend End Date”). Dividends may be paid in cash or in shares of Series B Convertible Preferred Stock. From and after the initial Closing Date (as defined in the Certificate of Designation), in addition to the payment of dividends pursuant to Section 2(a), each Holder shall be entitled to receive, and the Company shall pay, dividends on shares of Series B Convertible Preferred Stock equal to (on an as-if-converted-to-Common-Stock basis) and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. The Company shall pay no dividends on shares of the common stock unless it simultaneously complies with the previous sentence.

Voting Rights: The Series B Convertible Preferred Stock will vote together with the common stock on an as converted basis subject to the Beneficial Ownership Limitations (as defined in the Certificate of Designation and not in excess of 4.99% conversion limitation). However, as long as any shares of Series B Convertible Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the Holders of a majority of the then outstanding shares of the Series B Convertible Preferred Stock directly and/or indirectly (a) alter or change adversely the powers, preferences or rights given to the Series B Convertible Preferred Stock or alter or amend this Certificate of Designation, (b) authorize or create any class of stock ranking as to redemption or distribution of assets upon a Liquidation (as defined in of the Certificate of Designation) senior to, or otherwise pari passu with, the Series B Convertible Preferred Stock or, authorize or create any class of stock ranking as to dividends senior to, or otherwise pari passu with, the Series B Convertible Preferred Stock, (c) amend its Articles of Incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (d) increase the number of authorized shares of Series B Convertible Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing.

Liquidation: Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary (a “Liquidation”), the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation an amount equal to the Stated Value (as defined in the Certificate of Designation), plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under this Certificate of Designation, for each share of Series B Convertible Preferred Stock before any distribution or payment shall be made to the holders of any Junior Securities, and if the assets of the Corporation shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Holders shall be ratably distributed among the Holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Conversion: Each share of Series B Convertible Preferred Stock shall be convertible, at any time and from time to time from and after the Original Issue Date (as defined in the Certificate of Designation) at the option of the Holder thereof, into that number of shares of common stock (subject to the limitations) determined by dividing the Stated Value of such share of Series B Convertible Preferred Stock by the Conversion Price. The Conversion Price for the Series B Convertible Preferred Stock shall be the amount equal to the lowest traded price for the Company’s common stock for the fifteen (15) Trading Days immediately preceding the date of such conversion. All such foregoing determinations will be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock during such measuring period. Following an event of default, the Conversion price shall equal the lower of : (a) the then applicable Conversion Price; or (b) a price per share equaling 80% of the lowest traded price for the Company’s common stock during the ten (10) trading days preceding the relevant Conversion.

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

On November 19, 2020 (the date of receipt of cash proceeds of $45,000 issuance), the Company valued the conversion feature of the derivative and recorded an initial derivative liability of $103,267, $58,267 as day one loss on the derivative, $39,000 as interest expense, and $39,000 as Series B Convertible Preferred Stock mezzanine liability, and $84,000 as amortization. At March 31, 2021, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain of $39,465 in connection with the change in fair market value of the derivative liability. In addition, the Company recorded $2,495 as preferred stock dividend for the three months ended March 31, 2021.

On November 19, 2020, at December 31, 2020 and March 31, 2021, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0051 to $0.014, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0083 to $0.0184, an expected dividend yield of 0%, expected volatility ranging from 337.26% to 440.99%, risk-free interest rates ranging from 0.38% to 0.39%, and an expected term of 1.13 years to 1.38 years.

On December 16, 2020, pursuant to the terms of the SPA, GHS purchased an additional 85 shares of Series B Convertible Preferred Stock for gross proceeds of $85,000. The Company paid $1,700 in selling commissions to complete this financing.

On December 16, 2020 (the date of receipt of cash proceeds of $85,000 issuance), the Company valued the conversion feature of the derivative and recorded an initial derivative liability of $106,241, $1,700 as interest expense, $102,000 as Series B Convertible Preferred Stock a mezzanine liability, and $102,000 as amortization. At March 31, 2021, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain of $45,235 in connection with the change in fair market value of the derivative liability. In addition, the Company recorded $3,018 as preferred stock dividend for the three months ended March 31, 2021 payable to GHS.

On December 16, 2020, December 31, 2020 and March 31, 2021, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0060 to $0.014, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0063 to $0.0184, an expected dividend yield of 0%, expected volatility ranging from 359.57% to 437.59%, risk-free interest rates ranging from 0.38% to 0.39% , and an expected term of 1.21 years to 1.50 years.

As a result of receipt of cash proceeds relating to Series B Convertible Preferred Stock, the Company recorded derivative liability of $231,082 and $315,782 at March 31, 2021 and December 31, 2020, respectively. In addition, preferred stock dividend payable was $7,166 and $1,653 at March 31, 2021 and December 31, 2020, respectively.

Warrants

A summary of the status of the Company’s warrants as of March 31, 2021 and December 31, 2020, and changes during the three months then ended, is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2019	1,627,532	$0.21	4.5 Years
Issued	42,907,532	$0.01	4.4 Years
Exercised	–	–
Expired/Forfeited	–	–
Outstanding at March 31, 2020	44,535,064	$0.21	4.4 Years

Outstanding at December 31, 2020
Issued	2,868,397	$0.00	3.4 Years
Exercised	–	$0.00
Expired/Forfeited	–	$0.20
Outstanding at March 31, 2021	2,868,397	$0.00	3.2 Years

NOTE 10 - SUBSEQUENT EVENTS

On April 1, 2021, the Company’s Chief Technology Officer resigned from his employment with the Company. In settlement of the Company’s total obligations with the officer upon separation, the Company issued 843,288 shares of its common stock valued at $252,986 as award shares payable pursuant to the Stock Incentive Plans for services performed. In addition, the Company paid $11,142 in reimbursable expenses ; $121,365 in accrued and unpaid consulting fees in cash, and $9,086 in gross wages less payroll tax deductions and withholdings required by law.

On April 14, 2021, an investor purchased 8,900,000 shares of the Company’s common stock pursuant to the Common Stock Purchase Agreement entered on February 24, 2021. Pursuant to the terms of the agreement, the investor agreed to purchase up to $5,000,000 of the Company’s registered Common Stock at $0.015 per share, subject to certain conditions. The Company received $133,500 of cash consideration upon the sale of common stock.

On April 15, 2021, the noteholder of Note A converted the principal balance of $75,000 of its convertible promissory note into 7,500,000 shares of common stock of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements

Basis of Presentation

The unaudited condensed consolidated financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the quarterly periods ended March 31, 2021 and 2020 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

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

Trends and Uncertainties

On July 28, 2017, we closed the reverse acquisition transaction under the Securities Exchange Agreement dated March 16, 2017, as reported in our Current Report on Form 8-K filed with the Commission on August 3, 2017. Following the closing, our business has been that of OXYS, Inc. and HereLab, Inc., our wholly-owned subsidiaries. Our operations have varied significantly following the closing since, prior to that time, we were an inactive shell company.

Impact of COVID-19

During the year 2020, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the three months ended March 31, 2021 limited our ability to obtain new business, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Historical Background

We were incorporated in the State of New Jersey on October 1, 2003 under the name of Creative Beauty Supply of New Jersey Corporation, and subsequently changed our name to Gotham Capital Holdings, Inc. on May 18, 2015. We commenced operations in the beauty supply industry as of January 1, 2004. On November 30, 2007, our Board of Directors approved a plan to dispose of our wholesale and retail beauty supply business. From January 1, 2009 until July 28, 2017, we had no operations and were a shell company.

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

A new management team was put into place in 2018, which constitutes our current management team. Furthermore, on April 1, 2021, we appointed Mr. Chandran Seshagiri as our new Interim Chief Technology Officer.

At the present time, we have two, wholly-owned subsidiaries which are OXYS Corporation and HereLab, Inc., through which our operations are conducted.

General Overview

IIOT-OXYS, Inc., a Nevada corporation (the “Company”), and OXYS, were originally established for the purposes of designing, building, testing, and selling Edge Computing systems for the Industrial Internet. Both companies were, and presently are, early-stage technology startups that are largely pre-revenue in their development phase. HereLab is also an early-stage technology development company. The Company received its first revenues in the last quarter of 2017, has continued to realize revenues in 2020, and didn’t realize revenue growth in 2021 once the pandemic hit.

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

Results of Operations for the Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

For the three months ended March 31, 2021, the Company did not earn any revenues. The Company incurred professional fees of $211,155, payroll costs of $41,681, interest expense of $121,477, amortization of intangible assets of $12,477, and other general and administrative expenses of $7,447. In addition, the Company recorded a gain of $84,700 due to the change in the fair market value of derivative liability, and $120,000 gain on the extinguishment of debt upon agreeing with the note holders to a reduction in the debt conversion price. The Company recorded an expense of $5,504 as convertible preferred stock dividend. As a result, the Company recorded a net loss of $195,011 for the three months ended March 31, 2021.

For the three months ended March 31, 2020, the Company earned revenues of $15,600 and incurred related cost of sales of $8,634. The Company incurred professional fees of $187,121, interest expense of $518,289, a loss on change in the fair market value of derivative liability of 63,908, and other general and administrative expenses of $27,527. The Company generated $409 in miscellaneous income. As a result, the Company incurred a net loss of $789,470 for the three months ended March 31, 2020.

Year over Year (YoY) revenue for the three months ended March 31, 2021 was less than in same period of 2020. This was due to longer than anticipated customer acquisition times. This factor resulted in a challenging quarter relative to generating revenue. Our Annual Report on Form 10-K for the year ended December 31, 2020 disclosed risks of ongoing concerns, and those concerns still exist.

A counterbalance to the revenue headwinds are the achievements we have made.

Year to Date, in 2021

•	We have entered into NDAs with two New England Biotech companies. Our customer engagement process consists of several steps, the first being the execution of an NDA, which then allows us to quickly define a problem statement of interest to the client, which then leads to a definition of scope of work for the first contract. We expect these agreements to lead to new business in due time.
•	We have entered into NDAs with two major New England Universities to pursue an NSF grant associated with our Structural Health Monitoring expertise.
•	We have secured significant and supportive funding.
•	We named a new CTO, emphasizing our focus on the Artificial Intelligence (AI) and Machine Learning (ML) aspects of our business.
•	We have rebuilt our Advisory Board with two new members, one who will serve as a technical advisor and overall leader of the Advisory Board, and the second with a strong legal and business background.

We believe the underlying strengths of the Company are still in place: an experienced leadership team; contributions of our CTO leading our technology team, an MIT PhD level Machine Learning Algorithm Engineer; and strong execution on contracts to date. Those completed contracts to date have produced two successful pilot programs: one on manufacturing operations for our Fortune 500 Pharma customer, and a pilot with a full year of data collection and analysis on our structural health monitoring program for a New England state’s DOT. Our continued focus on high potential growth markets (specifically Biotech, Pharma, and Medical Device Operations, as well as Structural Health Monitoring), have yielded numerous prospects for future growth. Furthermore, the strength of our target market, the Industrial Internet of Things (IIoT), continues: Market research shows the worldwide IIoT market in 2020 was $77.3 billion USD and is projected to be $110.6 billion USD by 2025 (7.4% CAGR).1

It is anticipated that revenue will be generated in the second half of 2021, yielding YoY revenue growth that will exceed that for the same period of 2020. This is due to the hard work of the past year that has resulted in two successful pilots, in two of our key target industry verticals. We now have data and algorithms to build strong use cases and marketing collateral that can be leveraged to extend contracts with current customers and win additional contracts with new customers in all targeted industry segments. Also, the strength of the Aingura IIoT, S.G. collaboration agreement has bolstered financial stability, added talent breadth and depth, and complimentary industry segment experience. Furthermore, the continued liquidity of our stock has attracted funding opportunities, and access to additional capital has and will enable funding of business development, staff augmentation, and inorganic growth opportunities. Combined with our underlying strengths: experienced leadership; savvy technological talent, and operational execution excellence; we believe these revenue goals are achievable.

 __________

[1] https://www.marketsandmarkets.com/pdfdownloadNew.asp?id=129733727

Liquidity and Capital Resources

At March 31, 2021, the Company had a cash balance of $218,613, which represents an increase of $115,539 from the $103,074 balance at December 31, 2020. This increase was primarily the result of cash provided by the sale of common stock, net of commissions, in the aggregate amount of $241,080 offset by net cash used by operating activities of $125,541 and due to acceleration in product development activities. The Company’s working capital at March 31, 2021 was a deficit of $2,078,370, as compared to a December 31, 2020 working capital deficit of $2,665,436.

The Company incurred a net loss of $195,011 and $789,470 for the three months ended March 31, 2021 and 2020, respectively.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses from operations of $195,011 and $789,470 for the three months ended March 31, 2021 and 2020, respectively, and has an accumulated deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows. Management plans to seek additional debt and/or equity financing for the Company but cannot assure that such financing will be available on acceptable terms. At the Company’s current rate of expenditure, the Company anticipates that it not be able to maintain its current operations for the next twelve months; however, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of equity securities. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a going concern qualification in their auditors’ report dated April 6, 2021. Such a going concern qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company’s operating results.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Clifford L. Emmons, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Emmons, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on his evaluation, Mr. Emmons concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On February 11, 2021, our Registration Statement on Form S-1 (File No. 333-252-887) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) and the offering was commenced upon effectiveness and is still ongoing as all of the 44,500,000 (for gross proceeds of $667,500) offered shares have not been sold and the offering has not been terminated.

During the quarter ended March 31, 2021, we sold a total of 16,400,000 shares of Common Stock for gross proceeds of $246,000. We paid $4,920 in fees to J.H. Darbie & Co., Inc. and received net proceeds of $241,080. The net proceeds were used as follows: $141,596 pursuant to the Termination Agreement dated effective March 31, 2021 with Antony Coufal, and $99,484 toward working capital.

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1*	Amendment dated January 28, 2021 to Senior Secured Convertible Promissory Note with Sergey Gogin
10.2*	Amendment dated January 28, 2021 to Senior Secured Convertible Promissory Note with Catalytic Capital, LLC
10.3*	Amendment dated January 28, 2021 to Senior Secured Convertible Promissory Note with YVSGRAMORAH LLC
10.4*	Common Stock Purchase Agreement dated February 24, 2021 with GHS Investments, LLC
10.5*	Termination Agreement with Antony Coufal dated effective March 31, 2021
31.1*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IIOT-OXYS, Inc.

Date: May 17, 2021	By	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

