Form 10-Q
period 2021-06-30
IIOT-OXYS, Inc.
filed 2021-08-13
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on August 12, 2021, was 215,854,396.

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to IIOT-OXYS, Inc., a Nevada corporation, and as applicable to its wholly owned subsidiaries, OXYS Corporation, a Nevada corporation, and HereLab, Inc., a Delaware corporation.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$80,262	$103,074
Prepaid expenses	6,806	2,427
Total Current Assets	87,068	105,501

Intangible assets, net	323,038	347,856

Total Assets	$410,106	$453,357

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$174,351	$169,914
Accrued liabilities	183,168	147,490
Deferred revenue	46,425	46,425
Notes payable, current portion, net of debt discounts of $284,376 and $111,781 at June 30, 2021 and December 31, 2020, respectively	428,791	953,219
Shares payable to related parties	301,740	730,836
Salaries payable to related parties	267,752	407,271
Derivative liability	125,121	315,782
PPP loan	36,700	–
Total Current Liabilities	1,564,048	2,770,937

PPP loan	–	36,700
Due to stockholders	1,000	1,000
Total Liabilities	1,565,048	2,808,637

Commitments and contingencies (Note 4)	–	–

Series B Convertible Preferred Stock, 600 shares designated, $0.001 par value, $1,200 stated value; 155 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively. Liquidation preference $186,000 as of June 30, 2021 and December 31, 2020, respectively	186,000	186,000

Stockholders' Equity (Deficit)
Preferred Stock Series A, $0.001 par value, 10,000,000 Shares authorized; 25,845 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	26	26
Common Stock $0.001 par value, 1,000,000,000 shares authorized; 197,654,396 shares and 145,110,130 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	197,655	145,111
Additional paid in capital	6,428,833	4,794,261
Accumulated deficit	(7,967,456)	(7,480,678)
Total Stockholders' Equity (Deficit)	(1,340,942)	(2,541,280)

Total Liabilities and Stockholders' Equity (Deficit)	$410,106	$453,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$–	$26,171	$–	$41,771

Cost of sales	–	12,487	–	21,121

Gross Profit	–	13,684	–	20,650

Operating Expenses
Bank service charges	57	1,845	132	3,267
Office expenses	1,246	2,571	3,327	3,544
Organization Costs	5,690	10,977	10,981	22,124
Payroll expense	96,598	–	138,279	–
Professional fees	165,341	244,216	376,496	431,337
Patent license fees	–	1,644	–	3,288
Amortization of intangible assets	12,341	12,341	24,818	24,682
Total Operating Expenses	281,273	273,594	554,033	488,242

Other Income (Expense)
Gain (loss) on change in FMV of derivative liability	105,961	(75,324)	190,661	(139,232)
Gain on extinguishment of debt	–	–	120,000	–
Interest expense	(110,891)	(49,434)	(232,338)	(567,723)
Other Income	–	–	–	409
Total Other Income (Expense)	(4,930)	(124,758)	78,323	(706,546)

Net Loss Before Income Taxes	(286,203)	(384,668)	(475,710)	(1,174,138)

Provision for income tax	–	–	–	–

Net Loss	$(286,203)	$(384,668)	$(475,710)	$(1,174,138)

Convertible Preferred Stock Dividend	(5,564)	–	(11,068)	–

Net Loss Attributable to Common Stockholders	$(291,767)	$(384,668)	$(486,778)	$(1,174,138)

Net Loss Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted Average Shares Outstanding Attributable to Common Stockholders - Basic and Diluted	193,513,228	71,927,594	177,051,217	78,478,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

For the Three Months Ended June 30, 2021

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - March 31, 2021	25,845	$26	178,361,107	$178,362	$5,530,610	$(7,675,689)	$(1,966,691)
Common stock issued for accrued compensation	–	–	2,343,288	2,343	700,643	–	702,986
Common stock sold for cash	–	–	8,900,000	8,900	124,600	–	133,500
Commission paid for raising capital	–	–	–	–	(2,670)	–	(2,670)
Common stock issued for conversion of convertible note payables	–	–	7,500,000	7,500	67,500	–	75,000
Common stock issued for services	–	–	550,000	550	8,150	–	8,700
Net loss	–	–	–	–	–	(291,767)	(291,767)
Balance - June 30, 2021	25,845	$26	197,654,395	$197,655	$6,428,833	$(7,967,456)	$(1,340,942)

For the Six Months Ended June 30, 2021

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	25,845	$26	145,110,129	$145,111	$4,794,261	$(7,480,678)	$(2,541,280)
Common stock issued for conversion of convertible note payables	–	–	24,350,978	24,351	219,169	–	243,520
Common stock sold for cash	–	–	25,300,000	25,300	354,200	–	379,500
Beneficial conversion feature discount on notes payable	–	–	–	–	360,000	–	360,000
Commission paid for raising capital	–	–	–	–	(7,590)	–	(7,590)
Common stock issued for accrued compensation	–	–	2,343,288	2,343	700,643	–	702,986
Common stock issued for services	–	–	550,000	550	8,150	–	8,700
Net loss	–	–	–	–	–	(486,778)	(486,778)
Balance - June 30, 2021	25,845	$26	197,654,395	$197,655	$6,428,833	$(7,967,456)	$(1,340,942)

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited) (Continued)

For the Three Months Ended June 30, 2020

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - March 31, 2020	–	$–	67,063,547	$67,064	$3,526,326	$(6,033,374)	$(2,439,984)
Common stock issued for conversion of convertible note payable	–	–	27,200,000	27,200	(2,252)	–	24,948
Common stock issued for conversion of detachable warrants	–	–	40,802,082	40,802	(40,802)	–	–
Relief of derivative liabilities	–	–	–	–	158,007	–	158,007
Beneficial conversion feature discount on note payable	–	–	–	–	26,833	–	26,833
Net loss	–	–	–	–	–	(384,668)	(384,668)
Balance - June 30, 2020	–	$–	135,065,629	$135,066	$3,668,112	$(6,418,042)	$(2,614,864)

For the Six Months Ended June 30, 2020

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2019	–	$–	43,313,547	$43,314	$3,077,972	$(5,040,307)	$(1,919,021)
Common stock issued for conversion of convertible note payables	–	–	50,950,000	50,950	1,686	–	52,636
Common stock issued for conversion of detachable warrants	–	–	40,802,082	40,802	(40,802)	–	–
Relief of derivative liabilities	–	–	–	–	235,393	–	235,393
Warrants issued for default of convertible note payables	–	–	–	–	163,433	–	163,433
Changes in FMV of warrants related to convertible note payables	–	–	–	–	203,597	(203,597)	–
Beneficial conversion feature discount on note payable	–	–	–	–	26,833	–	26,833
Net loss	–	–	–	–	–	(1,174,138)	(1,174,138)
Balance June 30, 2020	–	$–	135,065,629	$135,066	$3,668,112	$(6,418,042)	$(2,614,864)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(486,778)	$(1,174,138)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on extinguishment of debt	(120,000)	–
Loss on issuance of default warrants	–	163,433
Increase in principal due to penalty provision	–	146,250
Increase in principal due to fees	–	16,726
Amortization of discount on notes payable	187,405	47,490
Amortization of intangible assets	24,818	24,682
Changes in Operating Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	–	11,760
Prepaid expense	(4,379)	(325)
Increase (Decrease) in:
Accounts payable	4,437	(420)
Accrued liabilities	56,065	(12,710)
Derivative liability	(190,661)	299,120
Deferred revenue	–	46,425
Shares payable to related parties	273,890	362,454
Salaries payable to related parties	(139,519)	12,863
Net Cash Provided by (Used in) Operating Activities	(394,722)	(56,390)

Cash Flows From Financing Activities
Cash received from PPP loan	–	36,700
Cash received from Convertible Note Payable	–	29,510
Proceeds from sale of common stock, net of commissions	371,910	–
Payment for offering costs	–	–
Net Cash Provided By Financing Activities	371,910	66,210

Net increase in cash and cash equivalents	(22,812)	9,820

Cash and Cash Equivalents - Beginning of Period	103,074	24,212

Cash and Cash Equivalents - End of Period	$80,262	$34,032

Supplement Disclosures of Cash Flow Information
Interest paid during the period	$–	$–
Income taxes paid during the period	$–	$24,295

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Discount on notes payable	$360,000	$–
Conversion of convertible notes payable and derivative liabilities	$955,206	$288,029
Warrant anti-dilution issuance	$–	$203,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2021 and 2020

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

Impact of COVID-19

During the period ended June 30, 2021, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the quarter ended June 30, 2021 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, used cash flows in operating activities of $394,722, and has an accumulated deficit of $7,967,456 as of June 30, 2021. These factors, among others, raise a substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The condensed consolidated financial statements for June 30, 2021 and 2020, respectively, include the accounts of Company, and its wholly-owned subsidiaries OXYS Corporation and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company reported a cash balance of $80,262 and $103,074 as of June 30, 2021 and December 31, 2020, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. There was no allowance for doubtful accounts as of June 30, 2021 and December 31, 2020, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents which are generally not collateralized. The Company’s policy is to place its cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to $250,000. At June 30, 2021 and December 31, 2020, the Company had no amounts in excess of the FDIC insurance limit.

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

The Company’s condensed consolidated financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities, notes payable and related parties payable. The Company believes that the recorded values of all the financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

NOTE 3 - INTANGIBLE ASSETS

The Company’s intangible assets comprise of intellectual property revolving around their field tests, sensor integrations, and board designs. Intangible assets, net of amortization at June 30, 2021 and December 31, 2020 amounted to $323,038 and $347,856, respectively.

	June 30, 2021	December 31, 2020
Intangible Assets	$495,000	$495,000
Accumulated amortization	(171,962)	(147,144)
Intangible Assets, net	$323,038	$347,856

At June 30, 2021 and December 31, 2020, respectively, the Company determined that none of its intangible assets were impaired. Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives of ten years. Amortization expense of finite-lived intangibles was $12,341 and $12,341 for the three months ended June 30, 2021 and 2020, and $24,818 and $24,682 for the six months ended June 30, 2021 and 2020, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 31:

Amortization expense
2021	$24,954
2022	49,500
2023	49,500
2024	49,500
2025	49,500
Thereafter	100,084
Total	$323,038

NOTE 4 - COMMITMENTS AND CONTINGENCIES

In prior years, the Company entered into consulting agreements with one director, three executive officers, and one engineer of the Company, which include commitments to issue shares of the Company’s common stock from the Company’s Stock Incentive Plans. Two agreements have been terminated and shares have been issued in conjunction with the related separation agreements, but the vested shares related to the remaining consulting agreements with the three   executive officers have not yet been issued in full, and therefore, remain a liability. According to the remaining three agreements, 1,319,000 shares vested in 2019, 2,400,000 shares vested in 2020, 2,400,000 shares of common stock have vested as of June 30, 2021, and $1,200,000 remain unvested as of June 30, 2021. The shares vest annually on the anniversary date of the agreements.

In the event that the agreement is terminated by either party pursuant to the terms of the agreement, all unvested shares which have been earned shall vest on a pro-rata basis as of the effective date of the termination of the agreement and all unearned, unvested shares shall be terminated.

The value of the shares was assigned at fair market value on the effective date of the agreement and the pro-rata number of shares earned was calculated and amortized at the end of each reporting period. The Company has accrued $301,740 and $730,836 in shares payable in conjunction with these agreements as of June 30, 2021 and December 31, 2020, respectively. A summary of these agreements is as follows.

On March 11, 2019, the Company’s Board of Directors approved the Consulting Agreement dated effective June 1, 2018 with its CEO. The term of the agreement is for three years beginning as of the effective date, unless terminated earlier pursuant to the agreement and is automatically renewable for one-year terms upon the consent of the parties. The services to be provided by the CEO pursuant to the agreement are those customary for the position in which the CEO is serving. As of the effective date, the Company shall issue to the CEO an aggregate of 3,060,000 shares of the Company’s common stock which vest as follows:

1.	560,000 shares on the first-year anniversary of the effective date;

2.	1,000,000 shares on the second-year anniversary of the effective date; and

3.	1,500,000 shares on the third-year anniversary of the effective date.

The shares are issued under the 2019 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange. As of June 30, 2021 and December 31, 2020, 3,060,000 shares and 1,560,000 shares had vested, respectively.

On June 11, 2020, the Company entered into a Debt Forgiveness Agreement with the CEO, pursuant to which the CEO forgave $185,000 of accrued and unpaid consulting fees owed to him pursuant to his consulting agreement with the Company. On June 12, 2020, the Company entered into an amendment effective January 1, 2020 to the Consulting Agreement with the CEO. The amendment stated that from January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for services performed. Fees may accrue at the discretion of management. At any time, the Consultant shall have the right to convert any accrued and unpaid fees into shares of Common Stock of the Company. The conversion price shall equal 90% multiplied by the market price (representing a discount rate of 10%). As of June 30, 2021 and December 31, 2020, the Company recorded $141,415 and $138,602 in salaries payable to the CEO.

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

The shares are issued under the 2017 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange. As of June 30, 2021 and December 31, 2020, 1,209,000 shares and 1,209,000 shares had vested respectively.

On June 11, 2020, the Company entered into a Debt Forgiveness Agreement with the COO, pursuant to which the COO forgave $103,250 of accrued and unpaid consulting fees owed to her pursuant to her consulting agreement with the Company. On June 12, 2020, the Company entered into an amendment effective January 1, 2020 to the Consulting Agreement with the COO. The amendment stated that from January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for services performed. Fees may accrue at the discretion of management. At any time, the Consultant shall have the right to convert any accrued and unpaid fees into shares of Common Stock of the Company. The conversion price shall equal 90% multiplied by the market price (representing a discount rate of 10%). As of June 30, 2021 and December 31, 2020, the Company recorded $126,337 and $139,078 in salaries payable to the COO.

On March 11, 2019, the Company’s Board of Directors approved the Amended and Restated Consulting Agreement dated effective April 1, 2018 with its CTO. The term of the agreement is for three years beginning as of the effective date, unless terminated earlier pursuant to the agreement and is automatically renewable for one-year terms upon the consent of the parties. The services to be provided by the CTO pursuant to the agreement are those customary for the position in which the CTO is serving. As of the effective date, the Company shall issue to the CTO an aggregate of 1,800,000 shares of the Company’s common stock which vest as follows:

1.	300,000 shares on the first-year anniversary of the effective date;

2.	600,000 shares on the second-year anniversary of the effective date; and

3.	900,000 shares on the third-year anniversary of the effective date.

On April 1, 2021, the Company and CTO mutually agreed to terminate the Amended and Restated Consulting Agreement. The Company and CTO agreed to settle for 843,288 shares of common stock for past services which were valued at the fair value of $270,493. As of June 30, 2021 and December 31, 2020, 0 shares and 900,000 shares had vested, respectively.

On June 11, 2020, the Company entered into a Debt Forgiveness Agreement with the CTO pursuant to which the CTO forgave $82,475 of accrued and unpaid consulting fees owed to him pursuant to his consulting agreement with the Company. On June 12, 2020, the Company entered into an amendment effective January 1, 2020 to the Consulting Agreement with the CTO. The amendment stated that from January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for services performed. Fees may accrue at the discretion of management. At any time, the Consultant shall have the right to convert any accrued and unpaid fees into shares of Common Stock of the Company. The conversion price shall equal 90% multiplied by the market price (representing a discount rate of 10%). As of June 30, 2021 and December 31, 2020, the Company recorded $0 and $129,590 in salaries payable to the CTO.

 NOTE 5 - CONVERTIBLE NOTES PAYABLE

The following table summarizes the outstanding balance of convertible notes payable, interest and conversion rates as of June 30, 2021 and December 31, 2020, respectively.

		June 30, 2021	December 31, 2020

A.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at $0.01 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on March 1, 2022. The note is secured by substantially all the assets of the Company.	$375,000	$600,000

B.	Convertible note payable to an investor with interest at 5% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable annually with the balance of principal and interest due on maturity on March 1, 2022. The note is secured by substantially all the assets of the Company.	55,000	55,000

C.	Convertible note payable to an investor with interest at 12% per annum. On February 3, 2021, the investor settled the note and accrued interest, in exchange of common stock of the Company.	–	50,000

D.	Convertible note payable to an investor with interest at 12% per annum. $10,000 of the principal is currently convertible into shares of common stock at $0.01 per share, with remaining principal and interest convertible into shares of common stock at $0.01 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on March 1, 2022. The note is secured by substantially all the assets of the Company.	50,000	60,000

E.	Convertible note payable to a related party with interest at 12% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on August 2, 2022. The note is secured by substantially all the assets of the Company.	125,000	125,000

F.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.01 per share. Principal and interest due on maturity on October 29, 2021.	33,167	100,000

G.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.0099 per share. Note was issued as payment for future fees to be incurred under the related Equity Financing Agreement. Principal and interest due on maturity on October 29, 2021.	75,000	75,000

		713,167	1,065,000
	Less unamortized discount	(284,376)	(111,781)
	Net balance	428,791	953,219
	Less current portion	(428,791)	(953,219)
		$–	$–

A. January 18, 2018 Convertible Note and Warrants (“Note A”)

On January 28, 2021, the noteholder of Note A agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to March 1, 2022, in exchange for the reduction of the conversion price to $0.01 per share, and all prior Events of Default (as defined in the Note A) including penalties of $100,000 were waived, and all future Events of Default (as defined in the Note A) pertaining to the future payment of interest were waived through maturity. The Company recorded $100,000 as extinguishment of debt in its statements of operations for the six months ended June 30, 2021. The Company recorded $300,000 as the beneficial conversion feature discount on note payable of $500,000 on January 28, 2021.

On February 4, 2021, the noteholder A converted the principal balance of $50,000 of its convertible promissory note into 5,000,000 shares of common stock of the Company (Note 9). On April 15, 2021, the noteholder A converted the principal balance of $75,000 of its convertible promissory note into 7,500,000 shares of common stock of the Company (Note 9).

The Company amortized the beneficial conversion feature discount to interest expense of $70,743 and $2,999 for the three months ended June 30, 2021 and 2020, and $117,594 and $5,998 for the six months ended June 30, 2021 and 2020, respectively. The unamortized discount totaled $184,383 and $1,978 at June 30, 2021 and December 31, 2020, respectively. In addition, the Company recorded interest expense of $11,589 and $17,951 for the three months ended June 30, 2021 and 2020, and $26,630 and $34,406 for the six months ended June 30, 2021 and 2020, respectively. Accrued interest payable on Note A was $112,455 and $85,824 as of June 30, 2021 and December 31, 2020, respectively.

The principal balance payable on Note A amounted to $375,000 and $600,000 on June 30, 2021 and December 31, 2020, respectively.

B. January 2019 Convertible Note and Warrants (“Note B”)

The Company recorded interest expense of $686 and $686 on Note B for the three months ended June 30, 2021 and 2020, and $1,364 and $1,372 for the six months ended June 30, 2021 and 2020, respectively. Accrued interest payable on Note B was $6,705 and $5,342 as of June 30, 2021 and December 31, 2020, respectively. The principal balance payable on Note B amounted to $55,000 and $55,000 on June 30, 2021 and December 31, 2020, respectively. The Note B matures on March 1, 2022.

C. March 2019 Convertible Note and Warrants (Note C”)

On January 28, 2021, the noteholder of Note C agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to March 1, 2022 in exchange for the reduction of the conversion price to $0.01 per share, and all prior Events of Default (as defined in the Note C) including penalties of $10,000 were waived, and all future Events of Default (as defined in the Note C) pertaining to the future payment of interest were waived through maturity. The Company recorded $10,000 as extinguishment of debt in its statements of operations for the six months ended June 30, 2021. The Company recorded $30,000 as debt discount on note payable and amortized it to interest expense since the Note was converted into common stock of the Company immediately. The Company amortized the discount to interest expense of $0 and $315 for the three months ended June 30, 2021 and 2020, and $30,000 and $1,019 for the six months ended June 30, 2021 and 2020, respectively. The unamortized discount was $0 and $0 at June 30, 2021 and December 31, 2020, respectively. In addition, the Company recorded interest expense of $0 and $1,795 for the three months ended June 30, 2021 and 2020, and $460 and $3,440 for the six months ended June 30, 2021 and 2020, respectively. Accrued interest payable on Note C was $0 and $6,050 at June 30, 2021 and December 31, 2020, respectively.

On January 28, 2021, the noteholder of Note C converted the principal balance of $40,000 of its convertible promissory note and $6,510 of accrued interest, into 4,650,978 shares of common stock of the Company (Note 9). The principal balance payable on Note C amounted to $0 and $50,000 on June 30, 2021 and December 31, 2020, respectively.

D. March 2019 Convertible Note and Warrants (“Note D”)

On January 28, 2021, the noteholder of Note D agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to March 1, 2022 in exchange for the reduction of the conversion price to $0.01 per share, and all prior Events of Default (as defined in the Note D) including penalties of $10,000 were waived, and all future Events of Default (as defined in the Note D) pertaining to the future payment of interest were waived through maturity. The Company recorded $10,000 as extinguishment of debt in its statements of operations for the six months ended June 30, 2021. The Company recorded $30,000 as the beneficial conversion feature discount on note payable of $50,000 on January 28, 2021. The Company amortized the beneficial conversion feature discount to interest expense of $6,877 and $315 for the three months ended June 30, 2021 and 2020, and $11,562 and $1,019 for the six months ended June 30, 2021 and 2020, respectively. The unamortized discount was $18,438 and $0 at June 30, 2021 and December 31, 2020, respectively. In addition, the Company recorded interest expense of $1,496 and $1,795 for the three months ended June 30, 2021 and 2020, and $3,091 and $3,440 for the six months ended June 30, 2021 and 2020, respectively. Accrued interest payable on Note D was $11,673 and $8,582 as of June 30, 2021 and December 31, 2020, respectively. The principal balance payable on Note D amounted to $50,000 and $60,000 on June 30, 2021 and December 31, 2020, respectively.

E. August 2019 Convertible Note and Warrants (“Note E”)

On August 2, 2021, the noteholder of Note E agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to August 2, 2022. All other terms and conditions of the Note E remain the same. The Company amortized the debt discount on Note E to interest expense of $13,064 and $13,064 for the three months ended June 30, 2021 and 2020, and $28,249 and $26,128 for the six months ended June 30, 2021 and 2020, respectively. The unamortized discount was $20,896 and $34,104 at June 30, 2021 and December 31, 2020, respectively. The Company recorded interest expense of $3,740 and $3,740 on Note E for the three months ended June 30, 2021 and 2020, and $7,439 and $7,480 for the six months ended June 30, 2021 and 2020, respectively. Accrued interest payable on Note E was $26,128 and $18,690 as of June 30, 2021 and December 31, 2020, respectively. The principal balance payable on Note E amounted to $125,000 and $125,000 on June 30, 2021 and December 31, 2020, respectively. The maturity date of the Note E is August 2, 2021.

F. July 2020 Equity Financing Arrangement (“Note F”)

On February 1, 2021, the noteholder of Note F converted the principal balance of $66,833 of its convertible promissory note and $5,177 of accrued interest into 7,200,000 shares of common stock of the Company (Note 9). The Company recorded interest expense of $827 and $0 for the three months ended June 30, 2021 and 2020, and $2,231 and $0 for the six months ended June 30, 2021 and 2020, respectively. Accrued interest payable on Note G was $40 and $2,986 as of June 30, 2021 and December 31, 2020, respectively. The principal balance payable on Note F amounted to $33,167 and $100,000 on June 30, 2021 and December 31, 2020, respectively. The noteholder of Note F agreed to extend the maturity date of the note from April 29, 2021 to October 29, 2021.

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

The Company recorded interest expense of $1,870 and $0 for the three months ended June 30, 2021 and 2020, and $3,719 and $0 for the six months ended June 30, 2021 and 2020, respectively. Accrued interest amounted to $5,959 and $2,240 at June 30, 2021 and December 31, 2020, respectively. The principal balance payable of Note G amounted to $75,000 at June 30, 2021 and December 31, 2020, respectively. The noteholder of Note G agreed to extend the maturity date of the note from April 29, 2021 to October 29, 2021.

NOTE 6 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months and six months ended June 30, 2021 and 2020:

	Three Months ended June 30,
	2021	2020
Net loss attributable to common stockholders (basic)	$(291,767)	$(384,668)

Shares used to compute net loss per common share, basic and diluted	193,513,228	71,927,594

Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.01)

	Six Months ended June 30,
	2021	2020
Net loss attributable to common stockholders (basic)	$(486,778)	$(1,174,138)

Shares used to compute net loss per common share, basic and diluted	177,051,217	78,478,730

Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.01)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the six months ended June 30, 2021 and 2020, respectively, because their inclusion would be anti-dilutive:

	As of June 30,
	2021	2020
Warrants to purchase common stock	2,868,397	2,868,397
Potentially issuable shares related to convertible notes payable	323,375,689	42,402,856
Potentially issuable vested shares to directors and officers	1,209,000	2,869,000
Potentially issuable unvested shares to officers	1,200,000	4,400,000
Potentially issuable vested shares to a consultant	150,000	–
Potentially issuance unvested shares to a consultant	300,000	–
Total anti-dilutive common stock equivalents	329,103,086	52,540,253

NOTE 7 - PAYCHECK PROTECTION PROGRAM LOAN

The Company applied for and received funding from the Payroll Protection Program (the “PPP Loan”) in the amount of $36,700 under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 23, 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement (subject to further deferral pursuant to the terms of the Paycheck Protection Flexibility Act of 2020). The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company recorded the PPP Loan of $36,700 as a current liability on its Balance Sheet at June 30, 2021 and December 31, 2020, respectively.

NOTE 8 - RELATED PARTIES

At June 30, 2021 and December 31, 2020, respectively, the amount due to two stockholders was $1,000 relating to depositing funds for opening bank accounts for the Company.

The Company executed an operating lease to rent its current office facility from a stockholder on a month-to-month basis at a monthly rent of $250 starting January 1, 2020. The Company recorded rent expense of $750 and $750 for the three months ended June 30, 2021 and 2020, and $1,500 and $1,500 for the six months ended June 30, 2021 and 2020, respectively. The Company has recorded $1,000 and $18,000 of rent payable to the stockholder in accounts payable as of June 30, 2021 and December 31, 2020, respectively.

The Company awarded shares payable to officers and a director valued at $110,361 and $181,227 for the three months ended June 30, 2021 and 2020, and $289,597 and $362,454 for the six months ended June 30, 2021 and 2020, respectively, pursuant to the terms of an exchange agreement (Note 4). Shares payable as compensation to officers and a director amounted to $299,940 and $730,836 at June 30, 2021 and December 31, 2020, respectively. Shares payable compensation of $702,986 was converted into 2,343,288 shares of common stock for the six months ended June 30, 2021 (Note 9).

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

On February 24, 2021, the Company entered into a Common Stock Purchase Agreement with an investor pursuant to which the investor agreed to purchase up to $5,000,000 of the Company’s registered common stock at $0.015 per share. Pursuant to the Agreement, purchases may be made by the Company during the Commitment Period (as defined in the Agreement) through the submission of a purchase notice to the investor no sooner than ten business days after the preceding closing. No purchase notice can be made in an amount less than $10,000 or greater than $500,000 or greater than two times the average of the daily trading dollar volume for the Company’s common stock during the ten business days preceding the purchase date. Each purchase notice is limited to the investor beneficially owning no more than 4.99% of the total outstanding common stock of the Company at any given time. There are certain conditions precedent to each purchase including, among others, an effective registration statement in place and the VWAP of the closing price of the Company’s common stock greater than $0.0175 for the Company's common stock during the five business days prior to the closing. On February 26, 2021, March 16, 2021 and April 14, 2021, the investor purchased 8,000,000 shares, 8,400,000 shares and 8,900,000 shares of common stock for a cash consideration of $120,000, $126,000 and $133,500, respectively.

On April 1, 2021, the Company’s Chief Technology Officer resigned from his employment with the Company. In settlement of the Company’s total obligations with the officer upon separation, the Company issued 843,288 shares of its common stock valued at $252,986 as award shares payable pursuant to the Stock Incentive Plan for services performed (Note 8).

On April 15, 2021, the noteholder of Note A converted the principal balance of $75,000 of its convertible promissory note into 7,500,000 shares of common stock of the Company (Note 5).

On May 20, 2021, the Company issued to a consultant for services rendered, pursuant to a consulting agreement, 500,000 shares of common stock valued at the fair market price on the date of issuance of $7,800.

On May 20, 2021, the Company issued to a consultant for services, pursuant to a consulting agreement, 50,000 shares of common stock valued at the fair market price on the date of issuance of $900.

On June 15, 2021, the Company issued 1,500,000 shares of common stock valued at $450,000 to Company’s Chief Executive Officer in satisfaction of accrued shares payable compensation (Note 8).

 As a result of all common stock issuances, the Company recorded 197,654,396 shares and 145,110,130 shares of common stock issued and outstanding at June 30, 2021 and December 31, 2020, respectively.

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

A summary of the status of the Company’s non-vested shares as of June 30, 2021 and 2020, and changes during the six months period then ended, is presented below:

	Non-vested Shares of Common Stock	Weighted Average Fair Value
Balance at December 31, 2019	6,000,000	$0.30
Awarded	–	–
Vested	(1,600,000)	$0.30
Forfeited	–	–
Balance at June 30, 2020	4,400,000	$0.30

Balance at December 31, 2020	3,600,000	$0.30
Awarded	–	–
Vested	(2,400,000)	$0.30
Forfeited	–	–
Balance at June 30, 2021	1,200,000	$0.30

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

The Company did not issue any Series A Supervoting Convertible Preferred Stock during the six months ended June 30, 2021. The Company had 25,845 shares of Series A Supervoting Convertible Preferred Stock issued and outstanding at June 30, 2021 and December 31, 2020, respectively.

Series B Convertible Preferred Stock Equity Financing

On November 16, 2020, the Board of Directors of the Company authorized the issuance of up to 600 shares of preferred stock, $0.001 par value per share, designated as Series B Convertible Preferred Stock. Each share of Preferred Stock has a par value of $0.001 per share and a stated value of $1,200, subject to increase set forth in the Certificate of Designation.

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

On November 19, 2020 (the date of receipt of cash proceeds of $45,000 issuance), the Company valued the conversion feature of the derivative and recorded an initial derivative liability of $103,267, $58,267 as day one loss on the derivative, $39,000 as interest expense, and $39,000 as Series B Convertible Preferred Stock mezzanine liability, and $84,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a gain of $47,491 and $86,956 for the three months and six months ended June 30, 2021 in connection with the change in fair market value of the derivative liability. In addition, the Company recorded $2,513 and $4,999 as preferred stock dividend for the three months and six months ended June 30, 2021 payable to GHS.

On November 19, 2020, at December 31, 2020, March 31, 2021 and June 30, 2021, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0051 to $0.0141, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0083 to $0.0184, an expected dividend yield of 0%, expected volatility ranging from 200.59% to 440.99%, risk-free interest rates ranging from 0.07% to 0.39%, and an expected term of 0.88 years to 1.38 years.

On December 16, 2020, pursuant to the terms of the SPA, GHS purchased an additional 85 shares of Series B Convertible Preferred Stock for gross proceeds of $85,000. The Company paid $1,700 in selling commissions to complete this financing.

On December 16, 2020 (the date of receipt of cash proceeds of $85,000 issuance), the Company valued the conversion feature of the derivative and recorded an initial derivative liability of $106,241, $1,700 as interest expense, $102,000 as Series B Convertible Preferred Stock a mezzanine liability, and $102,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a gain of $58,471 and $103,706 in connection with the change in fair market value of the derivative liability. In addition, the Company recorded $3,052 and $6,070 as preferred stock dividend for the three months and six months ended June 30, 2021 payable to GHS.

On December 16, 2020, December 31, 2020, March 31, 2021 and June 30, 2021, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0060 to $0.0141, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0063 to $0.0184, an expected dividend yield of 0%, expected volatility ranging from 200.59% to 437.59%, risk-free interest rates ranging from 0.07% to 0.39% , and an expected term of 0.96 years to 1.50 years.

As a result of receipt of cash proceeds relating to Series B Convertible Preferred Stock, the Company recorded derivative liability of $125,121 and $315,782 at June 30, 2021 and December 31, 2020, respectively. In addition, preferred stock dividend payable was $12,731 and $1,653 at June 30, 2021 and December 31, 2020, respectively.

Warrants

A summary of the status of the Company’s warrants as of June 30, 2021 and December 31, 2020, and changes during the three months then ended, is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2019	1,627,532	$0.21	4.5 Years
Issued	43,082,532	0.01	4.4 Years
Exercised	–	–
Expired/Forfeited	(41,666,667)	–
Outstanding at June 30, 2020	3,043,397	$0.012292	4.0 Years

Outstanding at December 31, 2020	–	–
Issued	2,868,397	$0.00084	3.4 Years
Exercised	–	–
Expired/Forfeited	–	–
Outstanding at June 30, 2021	2,868,397	$0.00084	3.0 Years

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this Report, the date the financial statements were available to be issued, noting the following items that would impact the accounting for events or transactions in the current period or require additional disclosure.

On July 28, 2021, the noteholder of Note A converted the principal balance of $80,000 of its convertible promissory note into 8,000,000 shares of common stock of the Company (Note 5).

On August 2, 2021, an investor purchased 10,200,000 shares of the Company’s common stock pursuant to the Common Stock Purchase Agreement entered on February 24, 2021. Pursuant to the terms of the agreement, the investor agreed to purchase up to $5,000,000 of the Company’s registered Common Stock at $0.015 per share, subject to certain conditions. The Company received cash proceeds of $149,940, net of selling commission of $3,060, upon the sale of common stock.

On August 2, 2021, the noteholder of Note E agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to August 2, 2022 (Note 5). All other terms and conditions of the Note E remain the same.

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

The unaudited condensed consolidated financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the quarterly periods ended June 30, 2021 and 2020 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

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

Factors that may cause differences between actual results and those contemplated by forward-looking statements include those discussed in “Risk Factors” found in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 6, 2021, and are not limited to the following:

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

Impact of COVID-19

During the year 2020, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the six months ended June 30, 2021 limited our ability to obtain new business, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Results of Operations for the Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

For the three months ended June 30, 2021, the Company did not earn any revenues. The Company incurred professional fees of $165,341, interest expense of $110,891, payroll expense of $96,598, amortization of intangible assets of $12,341, and other general and administrative expenses (“G&A”) of 6,993, offset by a gain on change in fair market value of derivative liability of $105,961. As a result, the Company incurred a net loss of $286,203 for the three months ended June 30, 2021.

Comparatively, for the three months ended June 30, 2020, the Company earned revenues of $26,171 and incurred related cost of sales of $12,487. The Company incurred professional fees of $244,216, interest expense of $49,434, amortization of intangible assets of $12,341, G&A expenses of $17,037, and a loss on change in fair market value of derivative liability of $75,324. As a result, the Company incurred a net loss of $384,668 for the three months ended June 30, 2020.

Results of Operations for the Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

For the six months ended June 30, 2021, the Company did not earn any revenues. The Company incurred professional fees of $376,496, interest expense of $232,338, payroll expense of $138,279, amortization of intangible assets of $24,818, and G&A expenses of $14,440, offset by gain on extinguishment of debt of $120,000 and gain on change in the fair market value of derivative liability of $190,661. As a result, the Company incurred a net loss of $475,710 for the six months ended June 30, 2021.

Comparatively, for the six months ended June 30, 2020, the Company earned revenues of $41,771 and incurred related cost of sales of $21,121. The Company incurred professional fees of $431,337, interest expense of $567,723, amortization of intangible assets of $24,682, other G&A expenses of $32,223, loss on change in the fair market value of derivative liability of $139,232, partially offset by miscellaneous income of $409. As a result, the Company incurred a net loss of $1,174,138 for the six months ended June 30, 2020.

Year over Year (YoY) revenue for the three months ended June 30, 2021 was less than in same period of 2020. This was due to longer than anticipated customer acquisition times. This factor resulted in a challenging quarter relative to generating revenue. Our Annual Report on Form 10-K for the year ended December 31, 2020 disclosed risks of ongoing concerns, and those concerns still exist.

A counterbalance to the revenue headwinds is the achievements we have made.

Year to Date, in 2021

•	We have entered into a total of four NDAs with two New England Biotech companies, one Biomedical company, and one South American Structural Health Monitoring company. Our customer engagement process consists of several steps, the first being the execution of an NDA, which then allows us to quickly define a problem statement of interest to the client, which then leads to a definition of scope of work for the first contract. We expect these agreements to lead to new business in due time.
•	We have entered into NDAs with two major New England Universities to pursue an NSF grant associated with our Structural Health Monitoring expertise.
•	We have secured significant and supportive funding, which has supported ongoing operations in Q1, Q2, and most recently Q3.
•	We named a new interim CTO, emphasizing our focus on the Artificial Intelligence (AI) and Machine Learning (ML) aspects of our business. The interim CTO successfully completed his term and will continue to provide technical guidance as Advisory Board Chairman. Our CEO, as part of his responsibilities, will assume the duties of CTO until we finalize a successor.
•	We have rebuilt our Advisory Board with two new members, our former CTO who will serve as a technical advisor and overall leader of the Advisory Board, and the second with a strong legal and business background.

We believe the underlying strengths of the Company are still in place: an experienced leadership team; contributions of our former interim CTO (and now Advisory Board Chairman) leading our technology team, an MIT PhD level Machine Learning Algorithm Engineer; and strong execution on contracts to date. Those completed contracts to date have produced two successful pilot programs: one on manufacturing operations for our Fortune 500 Pharma customer, and a pilot with a full year of data collection and analysis on our structural health monitoring program for a New England state’s DOT. Our continued focus on high potential growth markets (specifically Biotech, Pharma, and Medical Device Operations, as well as Structural Health Monitoring), have yielded numerous prospects for future growth. Furthermore, the strength of our target market, the Industrial Internet of Things (IIoT), continues: Market research shows the worldwide IIoT market in 2020 was $77.3 billion USD and is projected to be $110.6 billion USD by 2025 (7.4% CAGR).[1]

It is anticipated that revenue will be generated in the second half of 2021, yielding YoY revenue growth that will exceed that for the same period of 2020. This is due to the hard work of the past year that has resulted in two successful pilots, in two of our key target industry verticals. We now have data and algorithms to build strong use cases and marketing collateral that can be leveraged to extend contracts with current customers and win additional contracts with new customers in all targeted industry segments. Also, the strength of the Aingura IIoT, S.G. collaboration agreement has bolstered financial stability, added talent breadth and depth, and complimentary industry segment experience. We recently announced our partner, Aingura IIoT, S.L., won an initial contract with ArcelorMittal, the largest steel manufacturer in North America, South America, and Europe and is further evidence of this collaboration’s value. Furthermore, the continued liquidity of our stock has attracted funding opportunities, and access to additional capital has and will enable funding of business development, staff augmentation, and inorganic growth opportunities. Combined with our underlying strengths: experienced leadership; savvy technological talent, and operational execution excellence; we believe these revenue goals are achievable.

[1] https://www.marketsandmarkets.com/pdfdownloadNew.asp?id=129733727

Liquidity and Capital Resources

At June 30, 2021, the Company reported a cash balance of $80,262, which represents a $22,812 decrease from the $103,074 balance at December 31, 2020. This decrease in cash was primarily the result of cash used in operating activities of $394,722 offset by the cash proceeds received from sale of common stock of $371,910, net of commissions. At June 30, 2020, the Company reported a cash balance of $34,032.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $394,722, primarily as a result of our net loss of $486,778, gain on extinguishment of debt of $120,000, beneficial conversion feature discount on notes payable of $360,000, amortization of debt discount of $172,595, amortization of intangible assets of $24,818, and change is operating assets and liabilities of $167 due to increase in prepaid expense of $4,379, accounts payable of $4,437, accrued liabilities of $55,165, shares payable to related parties of $274,790, offset by decrease in derivative liability of $190,661, and salaries payable to related parties of $139,519.

Net cash used in operating activities for the six months ended June 30, 2020 was $56,390, primarily as a result of our net loss of $1,174,138, loss on issuance of default warrants of $163,433, increase in penalty due to penalty provisions of $146,250, increase in principal due to fees of $16,726, amortization of discount on notes payable of $47,490, amortization of intangible assets of $24,682, and change in operating assets and liabilities of $719,167 due to increase in prepaid expense of $325, derivative liability of $299,120, deferred revenues of $46,425, shares payable to related parties of $362,454 and salaries payable to related parties of $12,863, offset by decrease in accounts receivable of $11,760, accounts payable of $420, and accrued liabilities of $12,710.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 and 2020, was $0.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $371,910 consisting of cash proceeds from sale of common stock of $371,910, net of commissions paid of $7,590.

Net cash provided by financing activities for the six months ended June 30, 2020 was $66,210 consisting of cash received from Payroll Protection Program of $36,700 and cash received from convertible note payable of $29,510.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses from operations of $486,778 and $1,174,138 for the six months ended June 30, 2021 and 2020, respectively, and has an accumulated deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Clifford L. Emmons, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Emmons, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on his evaluation, Mr. Emmons concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On June 4, 2021, 1,500,000 shares of our Common Stock vested which were previously awarded to Clifford L. Emmons, our CEO and director, pursuant to his Consulting Agreement, as amended, dated effective June 2018. The shares were issued under our 2019 Stock Incentive Plan.

On May 3, 2021, we issued 500,000 shares of our Common Stock to Thomas Murphy pursuant to his appointment to our Advisory Board.

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

During the quarter ended June 30, 2021, we sold a total of 8,900,000 shares of Common Stock for gross proceeds of $133,500. We paid $2,670 in fees to J.H. Darbie & Co., Inc. and received net proceeds of $130,830. The net proceeds were used as follows: $130,830 towards a payment pursuant to the Termination Agreement dated effective March 31, 2021 with Antony Coufal.

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1*	Employment Contract dated April 1, 2021 with Chandran Seshagiri
10.2*	Extension No. 1 to Convertible Promissory Note dated April 29, 2021 ($75,000) with GHS Investments LLC
10.3*	Extension No. 1 to Convertible Promissory Note dated April 29, 2021 ($100,000) with GHS Investments LLC
31.1*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Financial Officer
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IIOT-OXYS, Inc.

Date: August 13, 2021	By	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

