Form 10-Q
period 2021-09-30
IIOT-OXYS, Inc.
filed 2021-11-15
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to___________________________

Commission File Number: 000-50773

IIOT-OXYS Inc.

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

The number of shares outstanding of the registrant’s common stock on November 11, 2021, was 215,854,396.

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to IIOT-OXYS, Inc., a Nevada corporation, and as applicable to its wholly owned subsidiaries, OXYS Corporation, a Nevada corporation, and HereLab, Inc., a Delaware corporation.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$103,013	$103,074
Accounts receivable, net	5,280	–
Prepaid expenses	7,773	2,427
Total Current Assets	116,066	105,501

Intangible assets, net	310,562	347,856

Total Assets	$426,628	$453,357

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$180,081	$169,914
Accrued liabilities	211,860	147,490
Deferred revenue	46,425	46,425
Notes payable, current portion, net of debt discounts of $202,048 and $111,781 at September 30, 2021 and December 31, 2020, respectively	431,119	953,219
Shares payable to related parties	361,800	730,836
Salaries payable to related parties	270,854	407,271
Derivative liability	143,224	315,782
Total Current Liabilities	1,645,363	2,770,937

PPP liability	36,700	36,700
Due to stockholders	1,000	1,000
Total Liabilities	1,683,063	2,808,637

Commitments and contingencies (Note 4)	–	–

Series B Convertible Preferred Stock, 600 shares designated, $0.001 par value, $1,200 stated value; 155 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively. Liquidation preference $186,000 as of September 30, 2021 and December 31, 2020, respectively	186,000	186,000

Stockholders' Equity (Deficit)
Preferred Stock Series A, $0.001 par value, 10,000,000 Shares authorized; 25,845 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	26	26
Common Stock $0.001 par value, 1,000,000,000 shares authorized; 215,854,396 shares and 145,110,130 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	215,855	145,111
Additional paid in capital	6,640,573	4,794,261
Accumulated deficit	(8,298,889)	(7,480,678)
Total stockholders' equity (deficit)	(1,442,435)	(2,541,280)

Total Liabilities and Stockholders' Equity (Deficit)	$426,628	$453,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$5,280	–	$5,280	$41,771

Cost of sales	1,275	–	1,275	21,121

Gross Profit	4,005	–	4,005	20,650

Operating Expenses
General and administrative	7,569	11,121	22,009	40,056
Payroll expense	112,541	–	250,820	–
Professional fees	88,421	240,919	464,917	672,256
Patent license fees	–	1,644	–	4,932
Amortization of intangible assets	12,477	12,477	37,295	37,159
Total Operating Expenses	221,008	266,161	775,041	754,403

Other Income (Expense)
Gain (loss) on change in FMV of derivative liability	(18,103)	25,181	172,558	(114,051)
Gain (loss) on extinguishment of debt	–	(16,205)	120,000	(16,205)
Interest expense	(100,701)	(72,681)	(333,039)	(640,404)
Other Income	10,000	–	10,000	409
Total Other Income (Expense)	(108,804)	(63,705)	(30,481)	(770,251)

Net Loss Before Income Taxes	(325,807)	(329,866)	(801,517)	(1,504,004)

Provision for income tax	–	–	–	–

Net Loss	$(325,807)	$(329,866)	$(801,517)	$(1,504,004)

Convertible preferred stock dividend	(5,626)	–	(16,694)	–

Net Loss Attributable to Common Stockholders	$(331,433)	$(329,866)	$(818,211)	$(1,504,004)

Net Loss Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted Average Shares Outstanding Attributable to Common Stockholders - Basic and Diluted	209,650,048	98,736,959	188,036,903	99,156,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

For the Three Months Ended September 30, 2021

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance - June 30, 2021	25,845	$26	197,654,395	$197,655	$6,428,833	$(7,967,456)	$(1,340,942)
Common stock issued for conversion of convertible note payables	–	–	8,000,000	8,000	72,000	–	80,000
Common stock sold for cash	–	–	10,200,000	10,200	142,800	–	153,000
Commission paid for raising capital	–	–	–	–	(3,060)	–	(3,060)
Net loss	–	–	–	–	–	(331,433)	(331,433)
Balance - September 30, 2021	25,845	$26	215,854,395	$215,855	$6,640,573	$(8,298,889)	$(1,442,435)

For the Nine Months Ended September 30, 2021

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance - December 31, 2020	25,845	$26	145,110,129	$145,111	$4,794,261	$(7,480,678)	$(2,541,280)
Common stock issued for conversion of convertible note payables	–	–	32,350,978	32,351	291,169	–	323,520
Common stock sold for cash	–	–	35,500,000	35,500	497,000	–	532,500
Beneficial conversion feature discount on notes payable	–	–	–	–	360,000	–	360,000
Commission paid for raising capital	–	–	–	–	(10,650)	–	(10,650)
Common stock issued for accrued compensation	–	–	2,343,288	2,343	700,643	–	702,986
Common stock issued for services	–	–	550,000	550	8,150	–	8,700
Net loss	–	–	–	–	–	(818,211)	(818,211)
Balance - September 30, 2021	25,845	$26	215,854,395	$215,855	$6,640,573	$(8,298,889)	$(1,442,435)

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Deficit) (continued)

(Unaudited)

For the Three Months Ended September 30, 2020

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance - June 30, 2020	–	$–	135,065,629	$135,066	$3,668,112	$(6,418,042)	$(2,614,864)
Common stock issued for extinguishment of debt	–	–	6,760,000	6,760	9,992	–	16,752
Net loss	–	–	–	–	–	(329,866)	(329,866)
Balance - September 30, 2020	–	$–	141,825,629	$141,826	$3,678,104	$(6,747,908)	$(2,927,978)

For the Nine Months Ended September 30, 2020

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance December 31, 2019	–	$–	43,313,547	$43,314	$3,077,972	$(5,040,307)	$(1,919,021)
Common stock issued for conversion of convertible note payables	–	–	50,950,000	50,950	1,686	–	52,636
Common stock issued for conversion of detachable warrants	–	–	40,802,082	40,802	(40,802)	–	–
Relief of derivative liabilities	–	–	–	–	235,393	–	235,393
Warrants issued for default of convertible note payables	–	–	–	–	163,433	–	163,433
Changes in FMV of warrants related to convertible note payables	–	–	–	–	203,597	(203,597)	–
Beneficial conversion feature discount on note payable	–	–	–	–	26,833	–	26,833
Common stock issued for debt extinguishment	–	–	6,760,000	6,760	9,992	–	16,752
Net loss	–	–	–	–	–	(1,504,004)	(1,504,004)
Balance September 30, 2020	–	$–	141,825,629	$141,826	$3,678,104	$(6,747,908)	$(2,927,978)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(818,211)	$(1,504,004)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on extinguishment of debt	(120,000)	16,205
Loss on issuance of default warrants	–	163,433
Increase in principal due to penalty provision	–	146,250
Increase in principal due to fees	–	16,726
Beneficial conversion feature discount on notes payable	–	–
Amortization of discount on notes payable	269,734	90,149
Amortization of intangible assets	37,295	37,159
Loss on change in FMV of derivative liability	–	114,051
Loss on derivative liability	–	159,888
Changes in Operating Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(5,280)	11,760
Prepaid expense	(5,346)	1,282
Increase (Decrease) in:
Accounts payable	10,167	37,371
Accrued liabilities	84,757	24,267
Derivative liability	(172,558)
Deferred revenue	–	46,425
Shares payable to related parties	333,950	545,673
Salaries payable to related parties	(136,417)	51,648
Net Cash Used in Operating Activities	(521,911)	(41,717)

Cash Flows From Financing Activities
Cash received from PPP loan	–	36,700
Cash received from Convertible Note Payable	–	129,300
Proceeds from sale of common stock, net of commissions	521,850	–
Cash paid for settlement of notes payable	–	(100,000)
Net Cash Provided By Financing Activities	521,850	66,000

Net (decrease) increase in cash and cash equivalents	(61)	24,283

Cash and Cash Equivalents - Beginning of Period	103,074	24,212

Cash and Cash Equivalents - End of Period	$103,013	$48,495

Supplement Disclosures of Cash Flow Information
Interest paid during the period	$–	$–
Income taxes paid during the period	$–	$31,902

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Discount on notes payable	$360,000	$–
Conversion of convertible notes payable and derivative liabilities	$1,035,206	$288,029
Warrant anti-dilution issuance	$–	$203,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2021 and 2020

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

Impact of COVID-19

During the period ended September 30, 2021, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the quarter ended September 30, 2021 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, used cash flows in operating activities of $521,911, and has an accumulated deficit of $8,298,889 as of September 30, 2021. These factors, among others, raise a substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The condensed consolidated financial statements for September 30, 2021 and 2020, respectively, include the accounts of Company, and its wholly-owned subsidiaries OXYS Corporation and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company reported a cash balance of $103,013 and $103,074 as of September 30, 2021 and December 31, 2020, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. The Company recorded accounts receivable of $5,280 and $0 at September 30, 2021 and December 31, 2020, and no allowance for doubtful accounts as of September 30, 2021 and December 31, 2020, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents which are generally not collateralized. The Company’s policy is to place its cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to $250,000. At September 30, 2021 and December 31, 2020, the Company had no amounts in excess of the FDIC insurance limit.

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

NOTE 3 - INTANGIBLE ASSETS

The Company’s intangible assets comprise of intellectual property revolving around their field tests, sensor integrations, and board designs. Intangible assets, net of amortization at September 30, 2021 and December 31, 2020 amounted to $310,562 and $347,856, respectively.

	September 30, 2021	December 31, 2020
Intangible Assets	$495,000	$495,000
Accumulated amortization	(184,438)	(147,144)
Intangible Assets, net	$310,562	$347,856

At September 30, 2021 and December 31, 2020, respectively, the Company determined that none of its intangible assets were impaired. Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives of ten years. Amortization expense of finite-lived intangibles was $12,477 and $12,477 for the three months ended September 30, 2021 and 2020, and $37,295 and $37,159 for the nine months ended September 30, 2021 and 2020, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 31:

Amortization expense
2021	$12,477
2022	49,500
2023	49,500
2024	49,500
2025	49,500
Thereafter	100,085
Total	$310,562

NOTE 4 - COMMITMENTS AND CONTINGENCIES

In prior years, the Company entered into consulting agreements with one director, three executive officers, and one engineer of the Company, which include commitments to issue shares of the Company’s common stock from the Company’s Stock Incentive Plans. Two agreements have been terminated and shares have been issued in conjunction with the related separation agreements, but the vested shares related to the remaining consulting agreements with the two executive officers have not yet been issued in full, and therefore, remain a liability. According to the remaining three agreements, 1,319,000 shares vested in 2019, 2,400,000 shares vested in 2020, 2,400,000 shares of common stock have vested as of September 30, 2021, and 1,200,000 shares of common stock vested as of September 30, 2021. The shares vest annually on the anniversary date of the agreements.

In the event that the agreement is terminated by either party pursuant to the terms of the agreement, all unvested shares which have been earned shall vest on a pro-rata basis as of the effective date of the termination of the agreement and all unearned, unvested shares shall be terminated.

The value of the shares was assigned at fair market value on the effective date of the agreement and the pro-rata number of shares earned was calculated and amortized at the end of each reporting period. The Company has accrued $361,800 and $730,836 in shares payable in conjunction with these agreements as of September 30, 2021 and December 31, 2020, respectively. A summary of these agreements is as follows.

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

The shares are issued under the 2019 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange. As of September 30, 2021 and December 31, 2020, 3,060,000 shares and 1,560,000 shares had vested, respectively.

On June 11, 2020, the Company entered into a Debt Forgiveness Agreement with the CEO, pursuant to which the CEO forgave $185,000 of accrued and unpaid consulting fees owed to him pursuant to his consulting agreement with the Company. On June 12, 2020, the Company entered into an amendment effective January 1, 2020 to the Consulting Agreement with the CEO. The amendment stated that from January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for services performed. Fees may accrue at the discretion of management. At any time, the Consultant shall have the right to convert any accrued and unpaid fees into shares of Common Stock of the Company. The conversion price shall equal 90% multiplied by the market price (representing a discount rate of 10%). The On June 4, 2021, the Consulting Agreement of the CEO terminated pursuant to its terms. As of September 30, 2021 and December 31, 2020, the Company recorded $142,990 and $138,602 in salaries payable to the CEO.

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

The shares are issued under the 2017 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange. As of September 30, 2021 and December 31, 2020, 1,200,000 shares and 1,209,000 shares had vested respectively.

On June 11, 2020, the Company entered into a Debt Forgiveness Agreement with the COO, pursuant to which the COO forgave $103,250 of accrued and unpaid consulting fees owed to her pursuant to her consulting agreement with the Company. On June 12, 2020, the Company entered into an amendment effective January 1, 2020 to the Consulting Agreement with the COO. The amendment stated that from January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for services performed. Fees may accrue at the discretion of management. At any time, the Consultant shall have the right to convert any accrued and unpaid fees into shares of Common Stock of the Company. The conversion price shall equal 90% multiplied by the market price (representing a discount rate of 10%). As of September 30, 2021 and December 31, 2020, the Company recorded $127,864 and $139,078 in salaries payable to the COO.

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

On April 1, 2021, the Company and CTO mutually agreed to terminate the Amended and Restated Consulting Agreement. The Company and CTO agreed to settle for 843,288 shares of common stock for past services which were valued at the fair value of $270,493. The Company issued 843,288 shares of common stock to the CTO on April 12, 2021. As of September 30, 2021 and December 31, 2020, 0 shares and 900,000 shares had vested, respectively.

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

Effective March 31, 2021, the Company entered into a Termination Agreement (the “Termination Agreement”) with the CTO, pursuant to which the CTO resigned and from all positions within the Company and any of its subsidiaries. In addition, the Termination Agreement provided for the payment of $11,144.42 in reimbursable expenses and $130,451 in accrued and unpaid consulting fees to the CTO within five business days of the effective date. The Termination Agreement also provided for the issuance to the CTO 843,288 shares of the Company’s Common Stock within five business days of the effective date. As of September 30, 2021 and December 31, 2020, the Company recorded $0 and $129,590 in salaries payable to the CTO.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

The following table summarizes the outstanding balance of convertible notes payable, interest and conversion rates as of September 30, 2021 and December 31, 2020, respectively.

		September 30, 2021	December 31, 2020

A.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at $0.01 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on March 1, 2022. The note is secured by substantially all the assets of the Company.	$295,000	$600,000

B.	Convertible note payable to an investor with interest at 5% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable annually with the balance of principal and interest due on maturity on March 1, 2022. The note is secured by substantially all the assets of the Company.	55,000	55,000

C.	Convertible note payable to an investor with interest at 12% per annum. On February 3, 2021, the investor settled the note and accrued interest, in exchange of common stock of the Company.	–	50,000

D.	Convertible note payable to an investor with interest at 12% per annum. $10,000 of the principal is currently convertible into shares of common stock at $0.01 per share, with remaining principal and interest convertible into shares of common stock at $0.01 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on March 1, 2022. The note is secured by substantially all the assets of the Company.	50,000	60,000

E.	Convertible notes payable to a related party with interest at 12% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on August 2, 2022. The notes are secured by substantially all the assets of the Company.	125,000	125,000

F.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.01 per share. Principal and interest due on maturity on April 29, 2022.	33,167	100,000

G.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.0099 per share. Note was issued as payment for future fees to be incurred under the related Equity Financing Agreement. Principal and interest due on maturity on April 29, 2022.	75,000	75,000

		633,167	1,065,000
	Less unamortized discount	(202,048)	(111,781)
	Net balance	431,119	953,219
	Less current portion	(431,119)	(953,219)
		$–	$–

A. January 18, 2018 Convertible Note and Warrants (“Note A”)

On January 28, 2021, the noteholder of Note A agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to March 1, 2022, in exchange for the reduction of the conversion price to $0.01 per share, and all prior Events of Default (as defined in the Note A) including penalties of $100,000 were waived, and all future Events of Default (as defined in the Note A) pertaining to the future payment of interest were waived through maturity. The Company recorded $100,000 as extinguishment of debt in its statements of operations for the nine months ended September 30, 2021. The Company recorded $300,000 as the beneficial conversion feature discount on note payable of $500,000 on January 28, 2021.

On February 4, 2021, the noteholder A converted the principal balance of $50,000 of its convertible promissory note into 5,000,000 shares of common stock of the Company (Note 9). On April 15, 2021, the noteholder A converted the principal balance of $75,000 of its convertible promissory note into 7,500,000 shares of common stock of the Company (Note 9). On July 28, 2021, the noteholder A converted the principal balance of $80,000 of its convertible promissory note into 8,000,000 shares of common stock of the Company (Note 9).

The Company amortized the beneficial conversion feature discount to interest expense of $69,521 and $3,032 for the three months ended September 30, 2021 and 2020, and $187,115 and $9,030 for the nine months ended September 30, 2021 and 2020, respectively. The unamortized discount totaled $114,861 and $1,978 at September 30, 2021 and December 31, 2020, respectively. In addition, the Company recorded interest expense of $9,659 and $18,148 for the three months ended September 30, 2021 and 2020, and $36,289 and $52,554 for the nine months ended September 30, 2021 and 2020, respectively. Accrued interest payable on Note A was $122,114 and $85,824 as of September 30, 2021 and December 31, 2020, respectively.

The principal balance payable on Note A amounted to $295,000 and $600,000 on September 30, 2021 and December 31, 2020, respectively.

B. January 2019 Convertible Note and Warrants (“Note B”)

The Company recorded interest expense of $693 and $693 on Note B for the three months ended September 30, 2021 and 2020, and $2,057 and $2065 for the nine months ended September 30, 2021 and 2020, respectively. Accrued interest payable on Note B was $7,398 and $5,342 as of September 30, 2021 and December 31, 2020, respectively. The principal balance payable on Note B amounted to $55,000 and $55,000 on September 30, 2021 and December 31, 2020, respectively. The Note B matures on March 1, 2022.

C. March 2019 Convertible Note and Warrants (Note C”)

On January 28, 2021, the noteholder of Note C agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to March 1, 2022 in exchange for the reduction of the conversion price to $0.01 per share, and all prior Events of Default (as defined in the Note C) including penalties of $10,000 were waived, and all future Events of Default (as defined in the Note C) pertaining to the future payment of interest were waived through maturity. The Company recorded $10,000 as extinguishment of debt in its statements of operations for the nine months ended September 30, 2021. The Company recorded $30,000 as debt discount on note payable and amortized it to interest expense since the Note was converted into common stock of the Company immediately. The Company amortized the discount to interest expense of $0 and $0 for the three months ended September 30, 2021 and 2020, and $30,000 and $1,019 for the nine months ended September 30, 2021 and 2020, respectively. The unamortized discount was $0 and $0 at September 30, 2021 and December 31, 2020, respectively. In addition, the Company recorded interest expense of $0 and $1,815 for the three months ended September 30, 2021 and 2020, and $460 and $6,685 for the nine months ended September 30, 2021 and 2020, respectively. Accrued interest payable on Note C was $0 and $6,050 at September 30, 2021 and December 31, 2020, respectively.

On January 28, 2021, the noteholder of Note C converted the principal balance of $40,000 of its convertible promissory note and $6,510 of accrued interest, into 4,650,978 shares of common stock of the Company (Note 9). The principal balance payable on Note C amounted to $0 and $50,000 on September 30, 2021 and December 31, 2020, respectively.

D. March 2019 Convertible Note and Warrants (“Note D”)

On January 28, 2021, the noteholder of Note D agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to March 1, 2022 in exchange for the reduction of the conversion price to $0.01 per share, and all prior Events of Default (as defined in the Note D) including penalties of $10,000 were waived, and all future Events of Default (as defined in the Note D) pertaining to the future payment of interest were waived through maturity. The Company recorded $10,000 as extinguishment of debt in its statements of operations for the nine months ended September 30, 2021. The Company recorded $30,000 as the beneficial conversion feature discount on note payable of $50,000 on January 28, 2021. The Company amortized the beneficial conversion feature discount to interest expense of $6,952 and $0 for the three months ended September 30, 2021 and 2020, and $18,514 and $1,019 for the nine months ended September 30, 2021 and 2020, respectively. The unamortized discount was $11,486 and $0 at September 30, 2021 and December 31, 2020, respectively. In addition, the Company recorded interest expense of $1,512 and $1,815 for the three months ended September 30, 2021 and 2020, and $4,603 and $5,255 for the nine months ended September 30, 2021 and 2020, respectively. Accrued interest payable on Note D was $13,185 and $6,768 as of September 30, 2021 and December 31, 2020, respectively. The principal balance payable on Note D amounted to $50,000 and $60,000 on September 30, 2021 and December 31, 2020, respectively.

E. August 2019 Convertible Note and Warrants (“Note E”)

On August 2, 2021, the noteholder of Note E agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to August 2, 2022. All other terms and conditions of the Note E remain the same. The Company amortized the debt discount on Note E to interest expense of $5,855 and $13,207 for the three months ended September 30, 2021 and 2020, and $34,104 and $39,335 for the nine months ended September 30, 2021 and 2020, respectively. The unamortized discount was $0 and $34,104 at September 30, 2021 and December 31, 2020, respectively. The Company recorded interest expense of $3,781 and $3,781 on Note E for the three months ended September 30, 2021 and 2020, and $11,219 and $11,260 for the nine months ended September 30, 2021 and 2020, respectively. Accrued interest payable on Note E was $29,909 and $18,690 as of September 30, 2021 and December 31, 2020, respectively. The principal balance payable on Note E amounted to $125,000 and $125,000 on September 30, 2021 and December 31, 2020, respectively. The maturity date of the Note E is August 2, 2022.

F. July 2020 Equity Financing Arrangement (“Note F”)

On February 1, 2021, the noteholder of Note F converted the principal balance of $66,833 of its convertible promissory note and $5,177 of accrued interest into 7,200,000 shares of common stock of the Company (Note 9). The Company recorded interest expense of $836 and $1,726 for the three months ended September 30, 2021 and 2020, and $3,067 and $1,726 for the nine months ended September 30, 2021 and 2020, respectively. Accrued interest payable on Note F was $876 and $2,986 as of September 30, 2021 and December 31, 2020, respectively. The principal balance payable on Note F amounted to $33,167 and $100,000 on September 30, 2021 and December 31, 2020, respectively. The noteholder of Note F agreed to extend the maturity date of the note from April 29, 2021 to October 29, 2021 (Note 10).

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

The Company recorded interest expense of $1,890 and $1,295 for the three months ended September 30, 2021 and 2020, and $5,610 and $1,295 for the nine months ended September 30, 2021 and 2020, respectively. Accrued interest amounted to $7,849 and $5,240 at September 30, 2021 and December 31, 2020, respectively. The principal balance payable of Note G amounted to $75,000 at September 30, 2021 and December 31, 2020, respectively. The noteholder of Note G agreed to extend the maturity date of the note from April 29, 2021 to October 29, 2021 (Note 10).

NOTE 6 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months and nine months ended September 30, 2021 and 2020:

	Three Months ended September 30,
	2021	2020
Net loss attributable to common stockholders (basic)	$(331,433)	$(329,866)

Shares used to compute net loss per common share, basic and diluted	209,650,048	98,736,959

Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.00)

	Nine Months ended September 30,
	2021	2020
Net loss attributable to common stockholders (basic)	$(818,211)	$(1,504,004)

Shares used to compute net loss per common share, basic and diluted	188,036,903	99,156,375

Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.02)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the nine months ended September 30, 2021 and 2020, respectively, because their inclusion would be anti-dilutive:

	As of September 30,
	2021	2020
Warrants to purchase common stock	2,868,397	2,868,397
Potentially issuable shares related to convertible notes payable	322,132,917	276,882,256
Potentially issuable vested shares to directors and officers	–	2,869,000
Potentially issuable unvested shares to officers	1,200,000	4,400,000
Potentially issuable vested shares to a consultant	150,000	–
Total anti-dilutive common stock equivalents	326,351,314	287,019,653

NOTE 7 - PAYCHECK PROTECTION PROGRAM LOAN

The Company applied for and received funding from the Payroll Protection Program (the “PPP Loan”) in the amount of $36,700 under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 23, 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement (subject to further deferral pursuant to the terms of the Paycheck Protection Flexibility Act of 2020). The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company recorded the PPP Loan of $36,700 as a liability on its Balance Sheet at September 30, 2021 and December 31, 2020, respectively.

Supplemental Target Advance

On July 7, 2021 and July 8, 2021, a commercial bank granted to the Company two payments of $5,000 each, under the authority and regulations of the U. S. Small Business Administration Supplemental Target Advance of the Coronavirus Aid, Relief, and Economic Security Act (The “CARES Act”). Such advances amounted to $10,000 and does not need to be repaid. The Company recorded $10,000 as other income in its statements of operations for the three months ended September 30, 2021.

NOTE 8 - RELATED PARTIES

At September 30, 2021 and December 31, 2020, respectively, the amount due to two stockholders was $1,000 relating to depositing funds for opening bank accounts for the Company.

The Company executed an operating lease to rent its current office facility from a stockholder on a month-to-month basis at a monthly rent of $250 starting January 1, 2020. The Company recorded rent expense of $750 and $750 for the three months ended September 30, 2021 and 2020, and $2,250 and $2,250 for the nine months ended September 30, 2021 and 2020, respectively. The Company has recorded $750 and $18,000 of rent payable to the stockholder in accounts payable as of September 30, 2021 and December 31, 2020, respectively.

The Company awarded shares payable to officers and a director valued at $60,060 and $183,219 for the three months ended September 30, 2021 and 2020, and $349,657 and $545,673 for the nine months ended September 30, 2021 and 2020, respectively, pursuant to the terms of an exchange agreement (Note 4). Shares payable as compensation to officers and a director amounted to $361,800 and $730,836 at September 30, 2021 and December 31, 2020, respectively. Shares payable compensation of $702,986 was converted into 2,343,288 shares of common stock for the nine months ended September 30, 2021 (Note 9).

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

On February 24, 2021, the Company entered into a Common Stock Purchase Agreement with an investor pursuant to which the investor agreed to purchase up to $5,000,000 of the Company’s registered common stock at $0.015 per share. Pursuant to the Agreement, purchases may be made by the Company during the Commitment Period (as defined in the Agreement) through the submission of a purchase notice to the investor no sooner than ten business days after the preceding closing. No purchase notice can be made in an amount less than $10,000 or greater than $500,000 or greater than two times the average of the daily trading dollar volume for the Company’s common stock during the ten business days preceding the purchase date. Each purchase notice is limited to the investor beneficially owning no more than 4.99% of the total outstanding common stock of the Company at any given time. There are certain conditions precedent to each purchase including, among others, an effective registration statement in place and the VWAP of the closing price of the Company’s common stock greater than $0.0175 for the Company's common stock during the five business days prior to the closing. On February 26, 2021, March 16, 2021, April 14, 2021 and August 3, 2021, the investor purchased 8,000,000 shares, 8,400,000 shares, 8,900,000 shares and 10,200,000 shares of common stock for a cash consideration of $120,000, $126,000, $133,500, and $153,000, respectively.

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

On July 28, 2021, the noteholder of Note A converted the principal balance of $80,000 of its convertible promissory note into 8,000,000 shares of common stock (Note 5).

As a result of all common stock issuances, the Company recorded 215,854,396 shares and 145,110,130 shares of common stock issued and outstanding at September 30, 2021 and December 31, 2020, respectively.

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

A summary of the status of the Company’s non-vested shares as of September 30, 2021 and 2020, and changes during the nine months period then ended, is presented below:

	Non-vested Shares of Common Stock	Weighted Average Fair Value
Balance at December 31, 2019	6,000,000	$0.30
Awarded	–	–
Vested	(1,600,000)	$0.30
Forfeited	–	–
Balance at September 30, 2020	4,400,000	$0.30

Balance at December 31, 2020	3,600,000	$0.30
Awarded	–	–
Vested	(3,600,000)	$0.30
Forfeited	–	–
Balance at September 30, 2021	–	$0.30

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

The Company did not issue any Series A Supervoting Convertible Preferred Stock during the nine months ended September 30, 2021. The Company had 25,845 shares of Series A Supervoting Convertible Preferred Stock issued and outstanding at September 30, 2021 and December 31, 2020, respectively.

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

On November 19, 2020 (the date of receipt of cash proceeds of $45,000 issuance), the Company valued the conversion feature of the derivative and recorded an initial derivative liability of $103,267, $58,267 as day one loss on the derivative, $39,000 as interest expense, and $39,000 as Series B Convertible Preferred Stock mezzanine liability, and $84,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss of $7,755 and a gain of $79,211 for the three months and nine months ended September 30, 2021 in connection with the change in fair market value of the derivative liability. In addition, the Company recorded $2,541 and $7,539 as preferred stock dividend for the three months and nine months ended September 30, 2021 payable to GHS.

On November 19, 2020, at December 31, 2020, March 31, 2021, June 30, 2021, and September 30, 2021, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0051 to $0.0141, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0083 to $0.0184, an expected dividend yield of 0%, expected volatility ranging from 200.59% to 440.99%, risk-free interest rates ranging from 0.07% to 0.39%, and an expected term of 0.63 years to 1.38 years.

On December 16, 2020, pursuant to the terms of the SPA, GHS purchased an additional 85 shares of Series B Convertible Preferred Stock for gross proceeds of $85,000. The Company paid $1,700 in selling commissions to complete this financing.

On December 16, 2020 (the date of receipt of cash proceeds of $85,000 issuance), the Company valued the conversion feature of the derivative and recorded an initial derivative liability of $106,241, $1,700 as interest expense, $102,000 as Series B Convertible Preferred Stock a mezzanine liability, and $102,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss of $10,348 and $26,350 for the three months and nine months ended September 30, 2021 in connection with the change in fair market value of the derivative liability. In addition, the Company recorded $3,085 and $9,155 as preferred stock dividend for the three months and nine months ended September 30, 2021 payable to GHS.

On December 16, 2020, December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0060 to $0.0141, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0063 to $0.0184, an expected dividend yield of 0%, expected volatility ranging from 200.59% to 437.59%, risk-free interest rates ranging from 0.07% to 0.39% , and an expected term of 0.96 years to 1.50 years.

As a result of receipt of cash proceeds relating to Series B Convertible Preferred Stock, the Company recorded derivative liability of $143,224 and $315,782 at September 30, 2021 and December 31, 2020, respectively. In addition, preferred stock dividend payable was $18,357 and $1,653 at September 30, 2021 and December 31, 2020, respectively.

Warrants

A summary of the status of the Company’s warrants as of September 30, 2021 and December 31, 2020, and changes during the three months then ended, is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2019	1,627,532	$0.21	4.5 Years
Issued	43,082,532	0.01	4.4 Years
Exercised	–	–
Expired/Forfeited	(41,666,667)	–
Outstanding at September 30, 2020	3,043,397	$0.012292	4.0 Years

Outstanding at December 31, 2020	–	–
Issued	2,868,397	$0.00084	3.4 Years
Exercised	–	–
Expired/Forfeited	–	–
Outstanding at September 30, 2021	2,868,397	$0.00084	2.7 Years

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this Report, the date the financial statements were available to be issued, noting the following items that would impact the accounting for events or transactions in the current period or require additional disclosure.

On October 1, 2021, the Consulting Agreement, as amended, with the Company’s COO terminated by its terms (Note 4).

On November 3, 2021, the Company received a notification from Small Business Administration forgiving the principal amount loan of $36,700 provided to the Company under the CARES Act on April 16, 2020.

On November 4, 2021, the noteholder of Note F and Note G further agreed to extend the maturity date of the Note F and Note G from October 29, 2021 to April 29, 2022 in exchange of receiving 1,250,000 shares of common stock as commitment fee for extending the maturity dates of both Note F and Note G, respectively (Note 5).

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

The unaudited condensed consolidated financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the quarterly periods ended September 30, 2021 and 2020 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

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

Impact of COVID-19

During the year 2020, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the nine months ended September 30, 2021 limited our ability to obtain new business, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

General Overview

IIOT-OXYS, Inc., a Nevada corporation (the “Company”), and OXYS, were originally established for the purposes of designing, building, testing, and selling Edge Computing systems for the Industrial Internet. Both companies were, and presently are, early-stage technology startups that are largely pre-revenue in their development phase. HereLab is also an early-stage technology development company. We received our first revenues in the last quarter of 2017, continued to realize revenues until 2020 when the pandemic hit, and we have failed to realize revenues through 2021.

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

Results of Operations for the Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

For the three months ended September 30, 2021, we recorded revenues of $5,280 by providing professional engineering services to a customer, and incurred cost of sales of $1,785. We incurred professional fees of $88,421, interest expense of $100,701, payroll expense of $112,541, amortization of intangible assets of $12,477, and other general and administrative expenses (“G&A”) of $7,569. We recorded a loss of $18,103 due to change in the fair market value of derivative liability, $5,626 preferred stock dividend, and recorded $10,000 as other income for the EIDL Supplemental advance received under the CARES Act from Small Business Administration. As a result, we incurred a net loss of $331,433 for the three months ended September 30, 2021.

Comparatively, for the three months ended September 30, 2020, we recorded revenues of $0 and incurred related cost of sales of $0. We incurred professional fees of $240,919, interest expense of $72,681, amortization of intangible assets of $12,477, G&A expenses of $11,121, patent license fees of $1,644, and a gain due to change in fair market value of derivative liability of $25,181, loss on extinguishment of debt of $16,205. As a result, we incurred a net loss of $329,866 for the three months ended September 30, 2020.

Results of Operations for the Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

For the nine months ended September 30, 2021, we earned $5,280 in revenues and $1,275 in cost of sales. We incurred professional fees of $464,917, payroll expense of $250,820, interest expense of $333,039, payroll expense of $250,820, amortization of intangible assets of $37,295, and G&A expenses of $22,009. We recorded a gain on extinguishment of debt of $120,000, preferred stock dividend of $16,694, and a gain due to change in the fair market value of derivative liability of $172,558. As a result, we incurred a net loss of $818,211 for the nine months ended September 30, 2021.

Comparatively, for the nine months ended September 30, 2020, we earned revenues of $41,771 and incurred related cost of sales of $21,121. We incurred professional fees of $672,256, interest expense of $640,404, amortization of intangible assets of $37,159, patent license fees of $4,932, and G&A expense of $40,056. We recorded a loss due to change in the fair market value of derivative liability of $114,051, loss on extinguishment of debt of $16,205, partially offset by miscellaneous income of $409. As a result, we incurred a net loss of $1,504,004 for the nine months ended September 30, 2020.

Year over Year (YoY) revenue for the three months ended September 30, 2021 was more than in same period of 2020. While customer acquisition times continue to be longer than anticipated, we accrued revenue for the first time in the past four quarters. Our Annual Report on Form 10-K for the year ended December 31, 2020 disclosed risks of ongoing concerns, and those concerns still exist.

Our achievements, to date, bolster our optimism for future growth.

Year to Date, in 2021

•	We generated revenue during Q3 by sub-contracting to our partner Aingura IIoT, S.L. on recent projects they were awarded, several of which were the direct or indirect result of our partnership. We expect additional sub-contracts in future quarters.
•	We have entered into a total of six NDAs with potential customers; two New England Biotech companies, two Medical Device Component Manufacturers, one Biomedical company, and one South American Structural Health Monitoring company. The signing of an NDA is the first step in our collaboration with our customers. We expect these agreements to lead to new business in due time.
•	We have entered into NDAs with two major New England Universities to pursue an NSF grant associated with our Structural Health Monitoring expertise.
•	We have secured significant funding, which has supported ongoing operations throughout 2021.
•	We named a new interim CTO, emphasizing our focus on the Artificial Intelligence (AI) and Machine Learning (ML) aspects of our business. The interim CTO successfully completed his term and will continue to provide technical guidance as Advisory Board Chairman. Our CEO, as part of his responsibilities, will assume the duties of CTO until we finalize a successor.
•	We have rebuilt our Advisory Board with two new members, our former CTO who will serve as a technical advisor and overall leader of the Advisory Board, and the second with a strong legal and business background.

We believe the underlying strengths of the Company are still in place: an experienced leadership team; contributions of our former interim CTO (and now Advisory Board Chairman) leading our technology team; and strong execution on contracts to date. Those completed contracts to date have produced two successful pilot programs: one on manufacturing operations for our Fortune 500 Pharma customer, and a pilot with a full year of data collection and analysis on our structural health monitoring program for a New England state’s DOT. Our continued focus on high potential growth markets (specifically Biotech, Pharma, and Medical Device Operations, as well as Structural Health Monitoring), have yielded numerous prospects for future growth. Furthermore, the strength of our target market, the Industrial Internet of Things (IIoT), continues: Market research shows the worldwide IIoT market in 2021 was $76.7 billion USD and is projected to be $106.1 billion USD by 2026 (6.7% CAGR).1

___________________

1 Industrial IoT Market Report, July 2021, MarketandMarkets Research Private Ltd. Industrial IoT Market Size, Share and Trends Forecast to 2026 | MarketsandMarkets™

As anticipated, revenue has been generated in the last half of 2021, yielding YoY revenue growth that exceeds that for the same period of 2020. This is due to the hard work of the past year that has resulted in two successful pilots, in two of our key target industry verticals. We now have data and algorithms to build strong use cases and marketing collateral that can be leveraged to extend contracts with current customers and win additional contracts with new customers in all targeted industry segments. Also, the strength of the Aingura IIoT, S.G. collaboration agreement has bolstered financial stability, added talent breadth and depth, and complimentary industry segment experience. We previously announced our partner, Aingura IIoT, S.L., won an initial contract with ArcelorMittal, the largest steel manufacturer in North America, South America, and Europe and is further evidence of this collaboration’s value. Furthermore, the continued liquidity of our stock has attracted funding opportunities, and access to additional capital has and will enable funding of business development, staff augmentation, and inorganic growth opportunities. Combined with our underlying strengths: experienced leadership; savvy technological talent, and operational execution excellence; we believe future revenue growth is achievable.

Liquidity and Capital Resources

At September 30, 2021, we reported a cash balance of $103,013, which represents a $61 decrease from the $103,074 cash balance at December 31, 2020. This decrease in cash was primarily the result of cash used in operating activities of $521,911 offset by the cash proceeds received from sale of common stock of $521,850, net of commissions. At September 30, 2020, we reported a cash balance of $48,495, and recorded a cash increase of $24,283 for the nine months ended September 30, 2020.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $521,911, primarily as a result of our net loss of $818,211, gain on extinguishment of debt of $120,000, amortization of debt discount on convertible notes payable of $269,734, amortization of intangible assets of $37,294, and change is operating assets and liabilities of $109,273 due to increase in accounts receivable of $5,280, increase in prepaid expense of $5,346, increase in accounts payable of $10,167, increase in accrued liabilities of $84,757, increase in shares payable to related parties of $333,950, offset by decrease in derivative liability of $172,558, and decrease in salaries payable to related parties of $136,417.

Net cash used in operating activities for the nine months ended September 30, 2020 was $41,717, primarily as a result of our net loss of $1,504,004, loss on extinguishment of debt of $16,205, loss on issuance of default warrants of $163,433, increase in penalty due to penalty provisions of $146,250, increase in principal due to fees of $16,726, amortization of discount on notes payable of $90,149, amortization of intangible assets of $37,159, loss on change in FMV of derivative liability of $114,051, loss on derivative liability of $159,888, and change in operating assets and liabilities of $718,426 due to decrease in accounts receivable of $11,760, decrease in prepaid expense of $1,282, increase in accounts payable of $37,371, increase in accrued liabilities of $24,267, increase in deferred revenues of $46,425, increase in shares payable to related parties of $545,673 and increase in salaries payable to related parties of $51,648.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 and 2020, was $0.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $521,850 consisting of cash proceeds from sale of common stock of $532,500, net of commissions paid of $10,650.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $66,000 consisting of cash received from Payroll Protection Program of $36,700, cash received from convertible note payable of $129,300, and cash paid for settlement of notes payable of $100,000.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred losses from operations of $818,211 and $1,504,004 for the nine months ended September 30, 2021 and 2020, respectively, and have an accumulated deficiency which raises substantial doubt about our ability to continue as a going concern.

Management believes we will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until we can achieve profitability and positive cash flows. Management plans to seek additional debt and/or equity financing for us but cannot assure that such financing will be available on acceptable terms. At our current rate of expenditure, we anticipate that we will not be able to maintain our current operations for the next twelve months; however, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of equity securities. There is no assurance that we will be successful in raising this additional capital or in achieving profitable operations.

Our continuation as a going concern is dependent upon our ability to ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as may be required. Our auditors have included a going concern qualification in their auditors’ report dated April 6, 2021. Such a going concern qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Clifford L. Emmons, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Emmons, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on his evaluation, Mr. Emmons concluded that our disclosure controls and procedures were not effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2021, a lender converted $80,000 in principal of their promissory note into 8,000,000 shares of our Common Stock. The securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the securities.

Use of Proceeds

On February 11, 2021, our Registration Statement on Form S-1 (File No. 333-252-887) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) and the offering was commenced upon effectiveness and is still ongoing as all of the 44,500,000 (for gross proceeds of $667,500) offered shares have not been sold and the offering has not been terminated.

During the quarter ended September 30, 2021, we sold a total of 10,200,000 shares of Common Stock for gross proceeds of $153,000. We paid $3,060 in fees to J.H. Darbie & Co., Inc. and received net proceeds of $149,940. The net proceeds were used as follows: for ongoing payroll and operating expense.

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1*	Amendment No. 1 to the 12% Secured Convertible Promissory Note dated effective August 2, 2021 with Vidhyadhar Mitta,
31.1*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Financial Officer
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IIOT-OXYS, Inc.

Date: November 15, 2021	By	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

