Form 10-K
period 2021-12-31
IIOT-OXYS, Inc.
filed 2022-04-14
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐.
Non-accelerated filer	☒ .	Smaller reporting company	☒
		Emerging growth company	☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of its most recently completed second fiscal quarter based upon the price at which the common equity was last sold was $2,306,437.

As of April 14, 2022, there were 245,033,687 shares of the registrant’s Common Stock outstanding.

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

Factors that may cause differences between actual results and those contemplated by forward-looking statements include those discussed in “Risk Factors” and are not limited to the following:

•	the unprecedented impact of COVID-19 pandemic on our business, customers, employees, subcontractors, consultants, service providers, stockholders, investors and other stakeholders;
•	the impact of conflict between the Russian Federation and Ukraine on our operations;
•	geo-political events, such as the crisis in Ukraine, government responses to such events and the related impact on the economy both nationally and internationally;
•	general market and economic conditions;
•	our ability to acquire new customers;
•	our ability to maintain and grow our business with our current customers;
•	our ability to meet the volume and service requirements of our customers;
•	industry consolidation, including acquisitions by us or our competitors;
•	capacity utilization and the efficiency of manufacturing operations;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low cost geographies for manufacturing or distribution;
•	product pricing, including the impact of currency exchange rates;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	strategic relationships with our suppliers;
•	product quality and performance;
•	protection of our products and brand by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets;
•	government actions throughout the world; and
•	our ability to service debt, when due.

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

General Overview

IIOT-OXYS, Inc., a Nevada corporation (the “Company”), and OXYS, were originally established for the purposes of designing, building, testing, and selling Edge Computing systems for the Industrial Internet. Both companies were, and presently are, early stage technology startups that are largely pre-revenue in their development phase. HereLab is also an early-stage technology development company. The Company received its first revenues in the last quarter of 2017, has continued to realize revenues in 2021, and expects to realize revenue growth in 2022 due to its business development pipeline.

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

OUR SOLUTIONS ACHIEVE TWO OBJECTIVES

ADD VALUE

•	We show clear path to improved asset reliability, machine uptime, machine utilization, energy consumption, and quality.

•	We provide advanced algorithms and insights as a service.

RISK MINIMIZATION

•	We use simple measurements which are minimally invasive.

•	We do not interfere with command and control of critical equipment.

•	We do not interfere with machine control networks.

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

We have a unique value proposition in a fast-growing worldwide multi-billion USD market, and have positioned our business with strategic partners for accelerated growth. We are therefore well-poised for growth in 2022 and beyond, as we execute our plans and acquire additional customers.

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

Competition

We have two principal sources of competition. The first comes from large companies such as Siemens, PTC, IBM, GE, Amazon, Google, etc., who all have their efforts in IIoT. However, these large companies are cloud – computing centric and they are trying to move towards edge devices from their present position of being solely cloud computing based. We will be starting in edge computing from day one as opposed to force-fitting a cloud-based solution into the limited computational capability and storage space of an edge device. We believe our systems will be more computationally efficient as compared to a cloud-based solution which requires more computational resources.

The second source of competition is from startups who are in the edge computing space. Examples are FogHorn Systems Inc., Tulip Interfaces, and MachineSense. There will be additional startups that will specifically target the edge computing space as the investor awareness and the technical focus shifts from cloud computing to edge computing. Whereas other startups focus on development of proprietary tools for edge computing, our solutions will use open source tools but will still create proprietary algorithms and software content for clients and customers. We feel this methodology of creating proprietary solutions using open source tools will allow us to rapidly address current and future customer needs.

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

Employees

As of April 8, 2022, we have two employees, each on W2’s, not including the CEO and COO. Although the consulting agreements of our CEO and COO terminated in 2021, we expect to have new agreements in place during the second quarter of 2022. Besides our CEO and COO, one employee is full time and the remaining is part time.

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

Escalating global tensions, including the conflict between Russia and Ukraine, could negatively impact us.

The ongoing conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations. The U.S. government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, partners or customers.

Because of our continued losses, there is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of and for the years ended December 31, 2021 and 2020 were prepared assuming that we would continue as a going concern. Our significant cumulative losses from operations as of December 31, 2021, raised substantial doubt about our ability to continue as a going concern. If the going-concern assumption were not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. Since December 31, 2021, we have continued to experience losses from operations. We have continued to fund operations primarily through the sales of equity securities. Nevertheless, we will require additional funding to complete much of our planned operations. Our ability to continue as a going concern is subject to our ability to generate a profit (i.e. through partnerships such as our current partnership with Aingura) and/or obtain necessary additional funding from outside sources, including obtaining additional funding from the sale of our securities. Except for potential proceeds from the sale of equity in offerings by us and minimal revenues, we have no other source for additional funding. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

The limited operating history of OXYS and HereLab in the IIoT field, makes evaluating our business and future prospects difficult. OXYS was incorporated on August 4, 2016 and HereLab was incorporated on February 27, 2017. We have not yet generated substantial income from OXYS or HereLab’s operations and we only anticipate doing so if we are able to successfully implement our business plan. To date, we have generated approximately $459,645 in sales from business operations, none of which was generated from HereLab in 2019 through 2021, as we focused solely on OXYS from 2019 through 2021 and plan on continuing to do so in 2022. We intend in the longer term to derive further revenues from partnerships, consulting services, product sales, and software licensing. Development of our services, products, and software will require significant investment prior to commercial introduction, and we may never be able to successfully develop or commercialize the services, products, or software in a material way.

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

We are subject to various risks associated with international operations and foreign economies.

Our international sales are subject to inherent risks, including:

•	global pandemics such as the COVID-19 pandemic;

•	the impact of conflict between the Russian Federation and Ukraine on our operations;

•	geo-political events, such as the crisis in Ukraine, government responses to such events and the related impact on the economy both nationally and internationally;

•	fluctuations in foreign currencies relative to the U.S. dollar;

•	unexpected changes to currency policy or currency restrictions in foreign jurisdictions;

•	delays in collecting trade receivable balances from customers in developing economies;

•	unexpected changes in regulatory requirements;

•	difficulties and the high tax costs associated with the repatriation of earnings;

•	fluctuations in local economies;

•	disparate and changing employment laws in foreign jurisdictions;

•	difficulties in staffing and managing foreign operations;

•	costs and risks of localizing products for foreign countries;

•	unexpected changes in regulatory requirements;

•	government actions throughout the world;

•	tariffs and other trade barriers; and

•	the burdens of complying with a wide variety of foreign laws.

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

The markets in which we operate are characterized by intense competition from numerous competitors, some of which are divisions of large corporations having far greater resources than we have, and we may face further competition from new market entrants in the future. Some examples of large and small competitors include, but are not limited to:

•	General Electric with its GE Predix product for IoT;

•	IBM with its IBM BlueMix and IBM IoT Watson products;

•	Siemens with its MindSphere IoT product;

•	Microsoft with its Microsoft Azure IoT Suite;

•	FogHorn Systems;

•	Tulip.io; and

•	MachineSense.

Our financial results are subject to fluctuations due to various factors that may adversely affect our business and result of operations.

Our operating results have fluctuated in the past and may fluctuate significantly in the future due to several factors, including:

•	global pandemics such as the COVID-19 pandemic;

•	the impact of conflict between the Russian Federation and Ukraine on our operations;

•	geo-political events, such as the crisis in Ukraine, government responses to such events and the related impact on the economy both nationally and internationally;

•	fluctuations in foreign currency exchange rates;

•	changes in global economic conditions;

•	changes in the mix of products sold;

•	the availability and pricing of components from third parties (especially limited sources);

•	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales;

•	changes in pricing policies by us, our competitors or suppliers;

•	the timing, cost or outcome of any future intellectual property litigation or commercial disputes;

•	delays in product shipments caused by human error or other factors; or

•	disruptions in transportation channels.

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

We are continually working to maintain reliable systems to control costs and improve our ability to deliver our products in our markets worldwide. Our efforts include, but are not limited to the following: firewalls, antivirus protection, patches, log monitors, routine backups with offsite retention of storage media, system audits, data partitioning and routine password modifications. Our internal information technology systems environment continues to evolve, and our business policies and internal security controls may not keep pace as new threats emerge. No assurance can be given that our efforts to continue to enhance our systems will be successful.

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

Our management includes a select group of experienced technology professionals, particularly Clifford Emmons and Karen McNemar, who will be instrumental in the development of our software and product candidates. The success of our operations will, in part, depend on the successful continued involvement of these individuals. If these individuals leave the employment of or engagement with us, OXYS, or HereLab, then our ability to operate will be negatively impacted. Although we have consulting agreements with these individuals, we do not have any employment agreements with these parties and do not maintain any “key-man” insurance for them.

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

Under our Articles of Incorporation, our board of directors is authorized to issue up to 10,000,000 shares of preferred stock, of which 26,238 are issued and outstanding as of the date of this Annual Report. Also, our board of directors, without shareholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If our board of directors causes any additional shares of preferred stock to be issued, the rights of the holders of our common stock could be adversely affected. Our board of directors’ ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Additional preferred shares issued by our board of directors could include voting rights, or even additional super voting rights (above those pertaining to the Series A Super Voting Preferred Stock), which could shift the ability to control our company to the holders of our preferred stock. Additional preferred shares could also have conversion rights into shares of our common stock at a discount to the market price of the common stock which could negatively affect the market for our common stock. In addition, preferred shares would have preference in the event of our liquidation, which means that the holders of preferred shares would be entitled to receive the net assets of our company distributed in liquidation before the common stock holders receive any distribution of the liquidated assets.

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

We currently do not own any properties. We entered into a lease agreement for our principal office located in Cambridge, Massachusetts on August 1, 2017 which began on January 1, 2018 and terminated on December 31, 2018. We entered into a new lease agreement on March 12, 2019, which began on January 1, 2019 and terminated on June 30, 2019. Pursuant to the lease, we are obligated to pay the landlord monthly installments of $2,000 for a total lease payment of $12,000 in 2019. We secured a 2nd lease for July – December 2019 at $2,000/month for an additional $12,000 in 2019. As of 2020, we reduced the amount of space required and have renegotiated the lease terms to $250/month.

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

	Quarter	High	Low
FISCAL YEAR ENDING DECEMBER 31, 2022	First	$0.0195	$0.0049

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2021	First	$0.045	$0.0062
	Second	$0.024	$0.0119
	Third	$0.0249	$0.011
	Fourth	$0.0168	$0.0032

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2020	First	$0.1169	$0.0022
	Second	$0.0266	$0.0028
	Third	$0.0130	$0.0095
	Fourth	$0.0119	$0.0051

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

Holders

As of the close of business on April 8, 2022, we had approximately 130 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Issuer Direct, 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as transfer agent for the common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders	2,868,397	$0.00084	1,587,712	(1)
Total	2,868,397	0.00084	1,587,712

(1)	Effective February 17, 2021, the Company awarded to Chandran Seshagiri 300,000 unvested shares of the Company’s Common Stock under the 2019 Plan, as defined below. As of December 31, 2021, no shares were vested.

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

As of December 31, 2021, the Board had awarded 4,352,288 shares of Common Stock under the 2017 Plan.

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

As of December 31, 2021, the Board had awarded 3,560,000 shares Common Stock under the 2019 Plan.

Stock Options

We currently have no outstanding stock options.

Recent Sales of Unregistered Securities

On November 19, 2020, pursuant to the terms of a Securities Purchase Agreement dated November 16, 2020, we entered into a preferred equity financing agreement with GHS Investments, LLC (“GHS”) in the amount of up to $600,000. The agreement provides for GHS’s purchase, from time to time, of up to 600 shares of our newly-designated Series B Convertible Preferred Stock (the “Series B Preferred Stock”). On December 20, 2021, GHS purchased 51 shares of Series B Preferred Stock for $51,000.

This issuance was exempt under Rule 506(b) under Regulation D. GHS was an “accredited investor” as defined in Rule 501 under the Securities Act. We did not engage in any general solicitation or advertising in connection with the issuance of the shares of Series B Preferred Stock. Selling commissions in the amount of $1,000 were paid to J.H. Darbie & Co.

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

The financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the periods ended December 31, 2021 and 2020 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

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

Factors that may cause differences between actual results and those contemplated by forward-looking statements include those discussed in “Risk Factors” and are not limited to the following:

•	the unprecedented impact of COVID-19 pandemic on our business, customers, employees, subcontractors and supply chain, consultants, service providers, stockholders, investors and other stakeholders;
•	the impact of conflict between the Russian Federation and Ukraine on our operations;
•	geo-political events, such as the crisis in Ukraine, government responses to such events and the related impact on the economy both nationally and internationally;
•	general market and economic conditions;
•	our ability to maintain and grow our business with our current customers;
•	our ability to meet the volume and service requirements of our customers;
•	industry consolidation, including acquisitions by us or our competitors;
•	capacity utilization and the efficiency of manufacturing operations;
•	success in developing new products;
•	timing of our new product introductions;

•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low-cost geographies for manufacturing or distribution;
•	product pricing, including the impact of currency exchange rates;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	strategic relationships with our suppliers;
•	product quality and performance;
•	protection of our products and brand by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets;
•	government actions throughout the world; and
•	our ability to service secured debt, when due.

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

General Overview

IIOT-OXYS, Inc., a Nevada corporation (the “Company”), and OXYS, were originally established for the purposes of designing, building, testing, and selling Edge Computing systems for the Industrial Internet. Both companies were, and presently are, early-stage technology startups that are largely pre-revenue in their development phase. HereLab is also an early-stage technology development company. We received our first revenues in the last quarter of 2017, continued to realize revenues until 2020 when the pandemic hit, and we realized nominal revenues through 2021.

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

Liquidity and Capital Resources for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

At December 31, 2021, we had a cash balance of $46,821, which represents a $56,253 decrease from the $103,074 cash balance at December 31, 2020. This decrease was primarily as a result of net cash used in operating activities of $628,103, cash received from convertible notes payable of $521,850 and cash received from the sale of Series B Preferred Stock of $50,000. Our working capital deficit at December 31, 2021 was $1,108,787, as compared to a working capital deficit of $2,665,436 at December 31, 2020, respectively.

For the year ended December 31, 2021, we incurred a net loss of $1,063,554. Net cash flows used in operating activities was $628,103 for the year ended December 31, 2021.

For the year ended December 31, 2020, we incurred a net loss of $2,236,774. Net cash flows used in operating activities was $117,138 for the year ended December 31, 2020.

For the year ended December 31, 2021, net cash flows provided by financing activities were $571,850, consisting of cash received from the issuance of Convertible Notes payable of $521,850 and cash proceeds from sale of Series B Preferred Stock of $50,000, respectively.

For the year ended December 31, 2020, net cash flows provided by financing activities were $196,000, consisting of cash received from the issuance of Convertible Notes payable of $129,300, cash proceeds from sale of Series B Preferred Stock of $130,000, cash payments on notes payable of $100,000, and cash received from the PPP of $36,700.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. As shown in the accompanying financial statements, we have incurred net loss from operations of $1,063,554 for the year ended December 31, 2021, and net loss of $2,236,774 for the year ended December 31, 2020, and have an accumulated deficit of $8,544,232 as of December 31, 2021, which raises substantial doubt about our ability to continue as a going concern.

Results of Operations for the Year Ended December 31, 2021 compared to the year ended December 31, 2020

For the year ended December 31, 2021, we earned revenues of $11,280 and incurred related cost of sales of $2,040. We incurred professional fees of $508,153, payroll costs of $301,707, and other general and administrative expenses of $79,282. We recorded net other expenses of $161,333, net of other income of $269,666, primarily due to gain on change in the fair market value of derivative liability of $102,966, gain on extinguishment of debt of $120,000, other income of $46,7000 consisting of forgiveness of PPP Loan of $36,700 and EIDL advance of $10,000, offset by interest expense of $430,999 on notes payable due to amortization of debt discount and interest payable on notes payable. We also recorded $22,320 as preferred stock dividend on convertible preferred stock for the year ended December 31, 2021. As a result, we incurred a net loss of $1,063,554 for the year ended December 31, 2021.

Comparatively, for the year ended December 31, 2020, we earned revenues of $36,771 and incurred related cost of sales of $15,044. We incurred professional fees of $802,135, payroll costs of $137,220, and other general and administrative expenses of $109,016. We incurred other expenses of $1,208,467, net of other income of $5,000, primarily due to the loss on change in the fair market value of derivative liability of $220,325, interest expense of $737,541 on notes payable due to amortization of debt discount and interest payable on notes payable, loss on the derivatives and loss on extinguishment of debt for the year ended December 31, 2020. We also recorded $1,663 as preferred stock dividend on convertible preferred stock for the year ended December 31, 2020. As a result, we incurred a net loss of $2,236,774 for the year ended December 31, 2020.

During the current and prior period, we did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Year over Year (YoY) revenue was less in 2021 than 2020. This was due to several reasons, including: the negative business impacts of the Coronavirus pandemic and longer than anticipated customer acquisition times. These two factors led to cash flow issues, which in turn led to additional and aging accounts payable. Our Quarterly Report on Form 10-Q for the period ended September 30, 2021 disclosed risks of ongoing concerns, and those concerns still exist. Despite cash flow issues, cost cutting and capital infusions allowed us to weather a difficult year in 2021. Despite these headwinds, our achievements in 2021 were significant: The successful pilot for our Fortune 500 Pharma customer allowed our strategic partner, Aingura IIoT, S.G., to win an initial contract with ArcelorMittal, which manufactures steel in 17 countries. That contract resulted in subcontracts for AI and Machine Learning services for our company and recorded as revenue in our third and fourth quarters. Our successful full year of structural health monitoring and analysis on several bridges for a New England state’s DOT pilot resulted in new business for our partner, Aingura IIoT, S.G. and anticipated future business for our company. Aingura won a Phase 1 contract for a Spanish Railway Bridge Monitoring project, and Oxys won a commitment from our current customer, the New England state’s DOT, to extend our bridge monitoring contract in 2022. These accomplishments are proof that our successful pilots in our key industry verticals have resulted in new business and will continue to do so in 2022 and beyond. Also, the strength of the Aingura IIoT, S.G. collaboration agreement has bolstered financial stability, added talent breadth and depth, and provides complimentary industry segment experience. Furthermore, liquidity of our stock has attracted funding that gives us access to additional capital. This capital will enable the funding of business development, staff augmentation, and inorganic growth opportunities.

It is anticipated that 2022 YoY revenue growth will meet or exceed that of 2021. This is due to these aforementioned reasons: the strength of the Aingura IIoT, S.G. collaboration, two successful pilots in our key target industries, use cases and marketing collateral from the pilots’ data and algorithms, experienced leadership, savvy technological talent, and operational execution excellence. Our continued focus on high potential growth markets (specifically Biotech, Pharma, and Medical Device Operations), have yielded numerous prospects for future growth. Furthermore, the strength of our target market, Industry 4.0, continues: Market research shows the worldwide Industry 4.0 market in 2021 was $64.9 billion and is projected to be $165.5 billion by 2026 (20.6% CAGR). We believe our strengths in these markets will yield breakthroughs in new contracts with current customers, as well as new customers in all targeted industry segments. By combining the resulting organic growth with inorganic growth, we believe these revenue goals are achievable.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer and Interim Chief Financial Officer, Clifford Emmons, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Emmons, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2021. Based on his evaluation, Mr. Emmons concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2021. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Annual Report.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Because of this material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

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

Due to a material weakness as disclosed in the 2020 Annual Report on Form 10-K, we committed to the same remediation plan, as disclosed above; however, due to lack of resources, we were unable to execute the contemplated remediation plan. If we are unable to increase our workforce, we may never be able to implement the remediation plan proposed above.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Current Management

The following table sets forth information concerning our directors and executive officers:

Name	Position	Age
Executive Officers:
Clifford L. Emmons	Chief Executive Officer, President, and Interim Chief Financial Officer	60
Karen McNemar	Chief Operating Officer	52

Directors:
Clifford L. Emmons	Director	60
Vidhyadhar Mitta	Director	50

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

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in their ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify in this Proxy Statement those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for fiscal year 2021 were complied with by each person who at any time during the 2021 fiscal year was a director or an executive officer or held more than 10% of our common stock, except for the following: Ms. McNemar filed a Form 4 late. Ms. McNemar failed to timely file the vesting of an award of restricted shares.

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

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2021 and 2020.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Clifford Emmons(1)	2021	38,366(2)	450,000(3)	488,366
	2020	21,677(4)	14,300(5)	35,977
Karen McNemar(6)	2021	124,813(7)	360,000(8)	484,813
	2020	52,547(9)	8,560(10)	61,107

(1)	Mr. Emmons was appointed as our CEO, President, and interim CFO on June 4, 2018.
(2)	As of December 31, 2021, Mr. Emmons was owed $145,844 in accrued and unpaid consulting fees and $0 in reimbursable expenses.
(3)	On June 4, 2021, 1,500,000 shares of Common Stock previously granted to Mr. Emmons vested.
(4)	As of December 31, 2020, Mr. Emmons was owed $115,907 in accrued and unpaid consulting fees and $17,001 in reimbursable expenses.
(5)	On June 4, 2020, 1,000,000 shares of Common Stock previously granted to Mr. Emmons vested.
(6)	Ms. McNemar was appointed as our COO effective as of September 20, 2018.
(7)	As of December 31, 2021, Ms. McNemar was owed $118,767 in accrued and unpaid consulting fees and $9,314 in reimbursable expenses.
(8)	On October 1, 2021, 1,200,000 shares of Common Stock previously granted to Ms. McNemar vested.
(9)	As of December 31, 2020, Ms. McNemar was owed $120,814 in accrued and unpaid consulting fees and $18,000 in reimbursable expenses.
(10)	On October 1, 2020, 800,000 shares of Common Stock previously granted to Ms. McNemar vested.

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

Pursuant to the McNemar Amendment, Section 11 was also eliminated from the McNemar Agreement.

Debt Forgiveness Agreements

On June 11, 2020, the Company entered into Debt Forgiveness Agreements with Mr. Emmons and Ms. McNemar, pursuant to which:

•	Mr. Emmons forgave $185,000 of accrued and unpaid consulting fees owed to him pursuant to his consulting agreement with the Company; and

•	Ms. McNemar forgave $103,250 of accrued and unpaid consulting fees owed to her pursuant to her current and previous consulting agreement with the Company.

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

Equity Awards

As of December 31, 2021, there were no unvested equity awards to our named executive officers.

Compensation of Directors

Besides Mr. Emmons’ compensation (whose compensation is disclosed above), no compensation was awarded to, earned by, or paid to any remaining directors for services rendered in all capacities to our company and its subsidiaries for the year ended December 31, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table and footnotes thereto sets forth information regarding the number of shares of common stock beneficially owned by (i) each director and named executive officer of our company, (ii) each person known by us to be the beneficial owner of 5% or more of its issued and outstanding shares of common stock, and (iii) named executive officers, executive officers, and directors of the Company as a group as of April 7, 2022. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 237,205,464 shares of common stock outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of our named executive officers and directors in the following tables is: 705 Cambridge Street, Cambridge, MA 02141.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Named Executive Officers and Directors
Clifford Emmons	44,178,048(2)	15.87%
Karen McNemar	12,344,999(3)	4.98%
Vidhyadhar Mitta	548,925,593(4)	69.99%
Executive Officers, Named Executive Officers, and Directors as a Group (3 Persons)	605,448,640	68.27%
5% Beneficial Holders (Not Named Above)
Cambridge MedSpace LLC 705 Cambridge Street Cambridge, MA 02141	79,824,167(5)	25.18%

*Less than 1%

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the April 7, 2022.

(2)	Includes 13,333 shares issuable upon the exercise of warrants issued to Cambridge MedSpace LLC, an entity of which Mr. Emmons is a 36.36% owner. Also includes 29,010,735 shares issuable upon the conversion of a note issued to Cambridge MedSpace LLC. Includes 11,313,980 shares of Common Stock issuable upon the conversion of $145,844 in accrued and unpaid consulting fees. Lastly, includes 780,000 shares issuable upon the conversion of shares of Series A Preferred Stock owned by Mr. Emmons.

(3)	Includes 9,935,999 shares of Common Stock issuable upon the conversion of $128,081 in accrued and unpaid salary. Also includes 604,500 shares issuable upon the conversion of shares of Series A Preferred Stock owned by Ms. McNemar.

(4)	Includes 1,562,500 shares issuable upon the exercise of warrants. Also includes 544,426,250 shares issuable upon the conversion of a note issued to Mr. Mitta. Lastly, includes 1,200,000 shares issuable upon the conversion of shares of Series A Preferred Stock owned by Mr. Mitta.

(5)	Includes 36,667 shares issuable upon the exercise of warrants issued to Cambridge MedSpace LLC, an entity of which Mr. Emmons is an owner. Also includes 79,787,500 shares issuable upon the conversion of a note issued to Cambridge MedSpace LLC.

The following table sets forth information known to us regarding the beneficial ownership of our Series A Supervoting Preferred Stock as of April 8, 2022.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of Class
Series A Supervoting Preferred Stock	Vidhyadhar Mitta	12,000	46.43%
	Clifford L. Emmons	7,800	30.18%
	Karen McNemar	6,045	23.39%

The following table sets forth information known to us regarding the beneficial ownership of our Series B Convertible Preferred Stock as of April 8, 2022.

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of Class
Series B Convertible Preferred Stock	GHS Investments, LLC	393	100%

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Coufal Debt Forgiveness Agreement

On June 11, 2020, the Company entered into Debt Forgiveness Agreements with Mr. Coufal pursuant to which Mr. Coufal forgave $82,475 of accrued and unpaid consulting fees owed to him pursuant to his consulting agreement with the Company.

Coufal Termination Agreement

Effective March 31, 2021, the Company entered into a Termination Agreement (the “Termination Agreement”) with Mr. Coufal, pursuant to which Mr. Coufal resigned and from all positions within the Company and any of its subsidiaries. In addition, the Termination Agreement provided for the payment of $11,144.42 in reimbursable expenses and $130,451 in accrued and unpaid consulting fees to Mr. Coufal within five business days of the effective date. The Termination Agreement also provided for the issuance to Mr. Coufal 843,288 shares of the Company’s Common Stock within five business days of the effective date.

Cambridge MedSpace Note

On January 22, 2019, we entered into a Securities Purchase Agreement with Cambridge MedSpace, LLC, a Massachusetts limited liability company for the purchase of a 5% Secured Convertible Note in the principal amount of $55,000. The note was convertible, in whole or in part, into shares of our Common Stock, at any time at a rate of $0.65 per share with fractions rounded up to the nearest whole share, unless paid in cash at our election. The note bears interest at a rate of 5% per annum and interest payments will be made on an annual basis. The original maturity date of the note was January 22, 2020. The note is governed by the SPA and is secured by all our assets (but is not a senior secured note) pursuant to the Security Agreement. In addition to the issuance of the note, we issued to Cambridge MedSpace warrants to purchase one share of our Common Stock for 50% of the number of shares of Common Stock issuable upon conversion of the note. Each warrant was originally immediately exercisable at $0.75 per share and expires on January 22, 2024. The lender is owned by shareholders of the Company, or their affiliates, including Clifford L. Emmons, our Chief Executive Officer, Interim Chief Financial Officer, and director.

On June 12, 2020, the Company entered into Amendment No. 1 to the note with Cambridge MedSpace pursuant to which the note was amended to extend the maturity date to March 1, 2021.

On April 6, 2022, the Company entered into Amendment No. 2 to the note with Cambridge MedSpace pursuant to which the maturity date as extended to March 1, 2024.

Due to adjustments to the conversion price of the note, the conversion price is currently $0.0008.

Vidhyadhar Note

On August 2, 2019, we entered into a Securities Purchase Agreement with Vidhyadhar Mitta, a director of the Company, for the purchase of a 12% Secured Convertible Note in the principal amount of up to $125,000. The note was originally convertible, in whole or in part, into shares of our Common Stock, at any time at a rate of $0.08 per share with fractions rounded up to the nearest whole share, unless paid in cash at our election. The note bears interest at a rate of 12% per annum and interest payments were originally to be made on a quarterly basis. The note originally matured August 2, 2021. On August 2, 2019, the first closing of the note occurred pursuant to which we received $75,000. On September 6, 2019, the second closing occurred pursuant to which the Company received $25,000. On October 16, 2019, the third closing occurred pursuant to which the Company received $25,000.

The note is governed by the SPA and is secured by all the assets of the Company (but is not a senior secured note) pursuant to the Security Agreement. In addition to the issuance of the note, we issued to the Mr. Mitta warrants to purchase one share our Common Stock for 50% of the number of shares of Common Stock issuable upon conversion of the funds received. Each warrant was originally immediately exercisable at $0.12 per share and expires on August 2, 2024.

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

Fees Paid

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2021 were $49,000 and $32,500 for the period ended December 31, 2020.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those reported above, for the years ended December 31, 2021 and 2020.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning in the years ended December 31, 2021 were $2,000 and there were no fees in 2020.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the years ended December 31, 2021 and 2020.

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

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The following financial statements are filed with this Annual Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2021 and 2020

Statements of Operations for the years ended December 31, 2021 and 2020

Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2021 and 2020

Statements of Cash Flows for the years ended December 31, 2021 and 2020

Notes to Financial Statements

Exhibits

The following exhibits are included with this Annual Report:

Incorporated by Reference
						Filed
Exhibit					Filing	Here-
Number	Exhibit Description	Form	File No.	Exhibit	Date	with
2.1 & 10.1	Securities Exchange Agreement dated March 16, 2017, by and among Gotham Capital Holdings, Inc., OXYS Corp. and the Shareholders of OXYS Corp.	8-K	000-50773	2.1	8/3/2017
2.2 & 10.2	Agreement and Plan of Merger dated July 10, 2017	8-K	000-50773	2.1	11/1/2017
2.3 & 10.3	Securities Exchange Agreement dated December 14, 2017, with HereLab, Inc.	8-K	000-50773	2.1	12/19/2017
3.1	Nevada Articles of Incorporation for IIOT-OXYS, Inc.	8-K	000-50773	3.1	11/1/2017
3.2	Bylaws for IIOT-OXYS, Inc.	8-K	000-50773	3.2	11/1/2017
3.3	Nevada Articles of Merger dated July 14, 2017	8-K	000-50773	3.3	11/1/2017
3.4	New Jersey Certificate of Merger dated October 26, 2017	8-K	000-50773	3.4	11/1/2017
3.5	Articles of Exchange	8-K	000-50773	2.1	1/12/2018
3.6	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State effective January 18, 2021	8-K	000-50773	3.1	1/19/2021
3.7	Certificate of Designation for Series B Convertible Preferred Stock	8-K	000-50773	3.1	11/24/2020
3.8	Certificate of Designation filed with the Nevada Secretary of State on July 2, 2020	8-K	000-50773	3.1	11/13/2020
3.9	Certificate of Designation filed with the Nevada Secretary of State on November 9, 2020	8-K	000-50773	3.2	11/13/2020
4.1 & 10.4*	2017 Stock Incentive Plan	8-K	000-50773	4.1	12/19/2017
4.2 & 10.5*	2019 Stock Incentive Plan	8-K	000-50773	4.1	3/12/2019
10.6	Non-Exclusive Patent License Agreement with MIT dated February 5, 2018	10-K	000-50773	10.7	4/17/2018

10.7	Form of 12% Senior Secured Convertible Note	8-K	000-50773	99.1	2/13/2018
10.8	Amendment No. 1 to the 12% Senior Secured Convertible Promissory Note Issued to Sergey Gogin on January 22, 2018	8-K	000-50773	99.3	3/12/2019
10.9	Amendment dated January 28, 2021 to Senior Secured Convertible Promissory Note with Sergey Gogin	10-Q	000-50773	10.1	5/17/2021
10.10	Amendment dated December 14, 2021 to Senior Secured Convertible Promissory Note with Sergey Gogin					X
10.11	Form of Securities Purchase Agreement	8-K	000-50773	99.2	2/13/2018
10.12	Form of Security and Pledge Agreement	8-K	000-50773	99.3	2/13/2018
10.13	Form of Warrant	8-K	000-50773	99.4	2/13/2018
10.14	Amendment No. 1 to the Warrant Agreement Issued to Sergey Gogin on January 22, 2018	8-K	000-50773	99.4	3/12/2019
10.15	Form of 12% Senior Secured Convertible Note	8-K	000-50773	99.5	3/12/2019
10.16	Amendment No. 1 to Senior Secured Convertible Promissory Note with Catalytic Capital LLC	10-Q	000-50773	10.2	11/16/2020
10.17	Amendment dated January 28, 2021 to Senior Secured Convertible Promissory Note with Catalytic Capital, LLC	10-Q	000-50773	10.2	5/17/2021
10.18	Amendment No. 1 to Senior Secured Convertible Promissory Note with YVSGRAMORAH LLC	10-Q	000-50773	10.3	11/16/2020
10.19	Amendment dated January 28, 2021 to Senior Secured Convertible Promissory Note with YVSGRAMORAH LLC	10-Q	000-50773	10.3	5/17/2021
10.20	Amendment dated December 14, 2021 to Senior Secured Convertible Promissory Note with YVSGRAMORAH LLC					X
10.21	Form of Securities Purchase Agreement	8-K	000-50773	99.6	3/12/2019
10.22	Form of Security and Pledge Agreement	8-K	000-50773	99.7	3/12/2019
10.23	Form of Warrant	8-K	000-50773	99.8	3/12/2019
10.24*	Consulting Agreement with Clifford Emmons dated effective June 4, 2018	8-K	000-50773	99.9	3/12/2019
10.25*	Consulting Agreement with Karen McNemar dated effective October 1, 2018	8-K	000-50773	99.1	3/12/2019
10.26	Securities Purchase Agreement with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.1	1/23/2019
10.27	5% Convertible Secured Note with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.2	1/23/2019
10.28	Security Agreement with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.3	1/23/2019
10.29	Warrant Agreement with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.4	1/23/2019
10.30	Securities Purchase Agreement with Vidhyadhar Mitta dated August 2, 2019	8-K	000-50773	99.1	8/8/2019
10.31	12% Convertible Secured Note with Vidhyadhar Mitta dated August 2, 2019	8-K	000-50773	99.2	8/8/2019
10.32	Amendment No. 1 to the 12% Secured Convertible Promissory Note dated effective August 2, 2021 with Vidhyadhar Mitta	10-Q	000-50773	10.1	11/15/2021
10.33	Security Agreement with Vidhyadhar Mitta dated August 2, 2019	8-K	000-50773	99.3	8/8/2019
10.34	Warrant Agreement with Vidhyadhar Mitta dated August 2, 2019	8-K	000-50773	99.4	8/8/2019
10.35	Warrant Agreement with Vidhyadhar Mitta dated September 6, 2019	10-K	000-50773	10.31	6/23/2020
10.36	Warrant Agreement with Vidhyadhar Mitta dated October 16, 2019	10-K	000-50773	10.32	6/23/2020
10.37	Equity Financing Agreement dated November 1, 2021 with GHS Investments, LLC	S-1	333-261484	10.35	12/3/2021

10.38	Registration Rights Agreement dated November 1, 2021 with GHS Investments, LLC	S-1	333-261484	10.36	12/3/2021
10.39	$100,000 Convertible Promissory Note dated July 29, 2020 issued to GHS Investments LLC	8-K	000-50773	99.3	8/3/2020
10.40	$75,000 Convertible Promissory Note dated July 29, 2020 issued to GHS Investments LLC	8-K	000-50773	99.4	8/3/2020
10.41	Extension No. 1 to Convertible Promissory Note dated April 29, 2021 ($75,000) with GHS Investments LLC	10-Q	000-50773	10.2	8/13/2021
10.42	Extension No. 1 to Convertible Promissory Note dated April 29, 2021 ($100,000) with GHS Investments LLC	10-Q	000-50773	10.3	8/13/2021
10.43	Amendment No. 2 dated November 4, 2021 to $100,000 Convertible Promissory Note issued to GHS Investments LLC	S-1	333-261484	10.41	12/3/2021
10.44	Amendment No. 2 dated November 4, 2021 to $75,000 Convertible Promissory Note issued to GHS Investments LLC	S-1	333-261484	10.42	12/3/2021
10.45	Collaboration Agreement effective March 18, 2020 with Aingura IIoT, S.L.	10-Q	000-50773	10.1	8/19/2020
10.46	Finder’s Fee Agreement dated November 10, 2021 with J.H. Darbie & Co., Inc.	S-1	333-261484	10.44	12/3/2021
10.47*	Debt Forgiveness Agreement with Clifford L. Emmons effective as of December 31, 2019	10-Q	000-50773	10.3	9/14/2020
10.48*	Debt Forgiveness Agreement with Karen McNemar effective as of December 31, 2019	10-Q	000-50773	10.4	9/14/2020
10.49*	Amendment to Consulting Agreement with Clifford L. Emmons dated June 12, 2020	10-Q	000-50773	10.6	9/14/2020
10.50*	Amendment to Consulting Agreement with Karen McNemar dated June 12, 2020	10-Q	000-50773	10.7	9/14/2020
10.51	Securities Purchase Agreement dated November 16, 2020 with GHS Investments, LLC	S-1	333-252887	10.52	2/9/2021
10.52	Settlement and Mutual Release Agreement dated July 29, 2020	10-Q	000-50773	10.1	11/16/2020
10.53*	Exchange Agreement Dated November 9, 2020 with Clifford L. Emmons	S-1	333-252887	10.55	2/9/2021
10.54*	Exchange Agreement Dated November 9, 2020 with Vidhyadhar Mitta	S-1	333-252887	10.56	2/9/2021
10.55*	Exchange Agreement Dated November 9, 2020 with Karen McNemar	S-1	333-252887	10.57	2/9/2021
10.56*	Employment Contract dated April 1, 2021 with Chandran Seshagiri	10-Q	000-50773	10.1	8/13/2021
10.57	Common Stock Purchase Agreement dated February 24, 2021 with GHS Investments, LLC	10-Q	000-50773	10.4	5/17/2021
10.58	Termination Agreement with Antony Coufal dated effective March 31, 2021	10-Q	000-50773	10.5	5/17/2021
14.1	Code of Ethics	10-K	000-50773	14.1	4/17/2018
21.1	List of Subsidiaries	10-K	000-50773	21.1	4/17/2018
23.1	Consent of Haynie & Company, independent registered public accounting firm	S-1	333-261484	23.1	12/3/2021
23.2	Consent of Attorney	S-1	333-261484	5.1	12/9/2021
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_________________

*Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IIOT-OXYS, INC.

Date: April 14, 2022	By:	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Clifford L. Emmons	Director	April 14, 2022
Clifford L. Emmons

/s/ Vidhyadhar Mitta	Director	April 14, 2022
Vidhyadhar Mitta

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of IIOT-OXYS, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IIOT-OXYS, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred net losses since inception and has negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

Firm ID: 457

April 14, 2022

We have served as the Company’s auditor since 2018.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and Cash Equivalents	$46,821	$103,074
Accounts Receivable, Net	11,280	–
Prepaid Expenses	7,773	2,427
Total Current Assets	65,874	105,501

Intangible Assets, Net	298,085	347,856

Total Assets	$363,959	$453,357

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$161,171	$169,914
Accrued Liabilities	247,155	147,490
Deferred Revenue	46,425	46,425
Notes Payable, net of discounts of $57,148 and $111,781 at December 31, 2021 and 2020, respectively	233,167	953,219
Shares Payable to Related Parties	–	730,836
Salaries Payable to Related Parties	273,926	407,271
Derivative Liability	212,816	315,782
Total Current Liabilities	1,174,660	2,770,937

PPP Liability	–	36,700
Notes Payable	267,152	–
Due to Stockholders	1,000	1,000
Total Liabilities	1,442,812	2,808,637

Commitments and Contingencies (Note 4)

Series B Convertible Preferred Stock, 600 Shares Designated, $0.001 Par Value, $1,200 Stated Value; 155 Shares Issued and Outstanding at December 31, 2021 and 2020, Respectively. Liquidation Preference $186,000 as of December 31, 2021 and 2020, respectively	186,000	186,000

Stockholders' Equity (Deficit)
Preferred Stock Series A, $0.001 Par Value, 10,000,000 Shares authorized; 25,896 shares and 25,845 Shares Issued and Outstanding at December 31, 2021 and 2020, Respectively	26	26
Common Stock $0.001 Par Value, 1,000,000,000 shares Authorized; 220,254,395 Shares and 145,110,129 Shares Issued and Outstanding at December 31, 2021 and 2020, Respectively	220,255	145,111
Additional Paid in Capital	7,059,098	4,794,261
Accumulated Deficit	(8,544,232)	(7,480,678)
Total Stockholders' Equity (Deficit)	(1,264,853)	(2,541,280)

Total Liabilities and Stockholders' Equity (Deficit)	$363,959	$453,357

The accompanying notes are an integral part of these consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Operations

	For The Years Ended December 31,
	2021	2020
Revenues	$11,280	$36,771

Cost of Sales	2,040	15,044

Gross Profit	9,240	21,727

Operating Expenses
Bank Service Charges	229	5,478
Office Expenses	29,281	12,940
Organization Costs	–	36,030
Payroll Expense	301,707	137,220
Professional	508,153	802,135
Patent License Fee	–	4,932
Amortization of Intangible Assets	49,771	49,636
Total Operating Expenses	889,141	1,048,371

Other Income (Expense)
Gain (Loss) on Change in FMV of Derivative Liability	102,966	(220,325)
Loss on Derivative	–	(239,396)
Gain (Loss) on Extinguishment of Debt	120,000	(16,205)
Interest Expense	(430,999)	(737,541)
Other Income	46,700	5,000
Total Other Income (Expense)	(161,333)	(1,208,467)

Net Loss Before Income Taxes	(1,041,234)	(2,235,111)

Provision for Income Tax	–	–

Net Loss	$(1,041,234)	$(2,235,111)

Convertible Preferred Stock Dividend	(22,320)	(1,663)

Net Loss Attributable to Common Stockholders	$(1,063,554)	$(2,236,774)

Net Loss Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Shares Outstanding Attributable to Common Stockholders - Basic and Diluted	195,264,873	110,119,684

The accompanying notes are an integral part of these consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

For the Years Ended December 31, 2021 and 2020

	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance - December 31, 2019	–	$–	43,313,547	$43,314	$3,077,972	$(5,040,307)	$(1,919,021)
Preferred Stock Issued in Exchange of Shares Exchange	25,845	26	–	–	424,092	–	424,118
Common Stock Issued for Conversion of Convertible Note Payable	–	–	51,950,000	51,950	10,686	–	62,636
Common Stock issued for Conversion of Detachable Warrants	–	–	40,802,082	40,802	(40,802)	–	–
Relief of Derivative Liabilities	–	–	–	–	235,393	–	235,393
Warrants Issued for Default of Convertible Note Payables	–	–	–	–	163,433	–	163,433
Changes in FMV of Warrants Related to Convertible Note Payables	–	–	–	–	203,597	(203,597)	–
Beneficial Conversion Feature Discount on Note Payable	–	–	–	–	26,833	–	26,833
Common Stock Issued for Extinguishment of Debt	–	–	6,760,000	6,760	9,991	–	16,751
Common Stock Issued to Officers for Services	–	–	2,284,500	2,285	683,066	–	685,351
Net Loss	–	–	–	–	–	(2,236,774)	(2,236,774)
Balance - December 31, 2020	25,845	26	145,110,129	145,111	4,794,261	(7,480,678)	(2,541,280)

Common Stock Issued for Conversion of Convertible Note Payable	–	–	32,350,978	32,351	291,169	–	323,520
Common Stock Sold for Cash	–	–	35,500,000	35,500	497,000	–	532,500
Common Stock Issued for Extension of Notes Payable	–	–	1,250,000	1,250	9,875	–	11,125
Common Stock Issued for Financing Commitment	–	–	1,800,000	1,800	(1,800)	–	–
Preferred Stock Sold for Cash	51	–	–	–	51,000	–	51,000
Beneficial Conversion Feature Discount on Notes Payable	–	–	–	–	360,000	–	360,000
Commission Paid for Raising Capital	–	–	–	–	(11,650)	–	(11,650)
Common Stock Issued for Accrued Compensation	–	–	3,693,288	3,693	1,061,093	–	1,064,786
Common Stock Issued for Services	–	–	550,000	550	8,150	–	8,700
Net Loss	–	–	–	–	–	(1,063,554)	(1,063,554)
Balance - December 31, 2021	25,896	$26	220,254,395	$220,255	$7,059,098	$(8,544,232)	$(1,264,853)

The accompanying notes are an integral part of these consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For The Years Ended December 31,
	2021	2020
Cash Flows From Operating Activities
Net Loss	$(1,063,554)	$(2,236,774)
Adjustments to Reconcile Net Loss to Net Cash (Used) By Operating Activities
Loss on Extinguishment of Debt	–	16,205
Loss on Issuance of Default Warrants	–	163,433
Loss due to Change in Fair Market Value of Derivative Liability	–	220,325
Loss on Derivative Liability	–	239,396
Preferred Stock Issued for Services	–	8,794
Penalty and Fees Incurred due to Default Increase in Notes Payable	–	162,976
Forgiveness of PPP Loan	(36,700)	–
Debt discount on notes payable	(129,380)	–
Beneficial conversion feature	360,000	106,388
Amortization of Intangible Assets	49,771	49,636
Amortization of Series B Preferred Stock to redemption	–	186,000
Changes in Operating Assets and Liabilities
(Increase) Decrease in:
Accounts Receivable	(11,280)	28,004
Prepaid Expense	(5,346)	1,283
Increase (Decrease) in:
Accounts Payable	(8,743)	5,352
Accrued Liabilities	110,789	92,483
Derivative liability	(102,966)	–
Deferred Revenue	–	46,425
Shares Payable to Related Parties	342,650	728,892
Salaries Payable to Related Parties	(133,345)	64,044
Net Cash Used by Operating Activities	(628,103)	(117,138)

Cash Flows From Financing Activities
Cash Received from Convertible Note Payable	521,850	129,300
Cash Payments of Notes Payable	–	(100,000)
Proceeds from sale of Series B Preferred Stock	50,000	130,000
Proceeds from PPP Loan	–	36,700
Net Cash Provided By Financing Activities	571,850	196,000

Net Decrease in Cash and Cash Equivalents	(56,253)	78,862

Cash and Cash Equivalents - Beginning of Period	103,074	24,212

Cash and Cash Equivalents - End of Period	$46,821	$103,074

Supplement Disclosures of Cash Flow Information
Interest Paid During the Period	$–	$–
Income Taxes Paid During the Period	$–	$–

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Discount on Notes Payable	$26,833	$26,833
Conversion of Convertible Notes Payable and Derivative Liabilities	$288,029	$288,029
Warrant Anti-Dilution Issuance	$203,597	$203,597
Discount on Series B Preferred Stock	$186,000	$186,000

The accompanying notes are an integral part of these consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Impact of COVID-19

During the year ended December 31, 2021, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the year ended December 31, 2021 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2021 and 2020, respectively, include the accounts of Company, and its wholly-owned subsidiaries OXYS Corporation and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, used cash flows in operating activities of $628,103 and has an accumulated deficit of $8,544,232 as of December 31, 2021. These factors, among others, raise a substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company reported a cash balance of $46,821 and $103,074 as of December 31, 2021 and 2020, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. There was no allowance for doubtful accounts as of December 31, 2021 and December 31, 2020, respectively.

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

According to ASC 606, the Company recognizes revenue based on the following criteria:

•	Identification of a contract or contracts, with a customer.
•	Identification of performance obligations in the contract.
•	Determination of contract price.
•	Allocation of transaction price to the performance obligation.
•	Recognition of revenue when, or as, performance obligation is satisfied.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents which are generally not collateralized. The Company’s policy is to place its cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC), up to $250,000. At December 31, 2021 and December 31, 2020, the Company had no amounts in excess of the FDIC insurance limit.

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

NOTE 3 - INTANGIBLE ASSETS

The Company’s intangible assets comprise of intellectual property revolving around their field tests, sensor integrations, and board designs. Intangible assets, net of amortization at December 31, 2021 and 2020 amounted to $298,085 and $347,856, respectively.

	December 31,2021	December 31,2020
Intangible Assets	$495,000	$495,000
Accumulated amortization	(196,915)	(147,144)
Intangible Assets, net	$298,085	$347,856

At December 31, 2021 and 2020, respectively, the Company determined that none of its intangible assets were impaired. Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives of ten years. Amortization expense of finite-lived intangibles was $49,771 and $49,636 for the years ended December 31, 2021 and 2020, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 31, 2021:

Amortization expense
2022	$49,500
2023	49,500
2024	49,500
2025	49,500
Thereafter	100,085
Total	$298,085

NOTE 4 - COMMITMENTS AND CONTINGENCIES

In prior years, the Company entered into consulting agreements with one director, three executive officers, and one engineer of the Company, which include commitments to issue shares of the Company’s common stock from the Company’s Stock Incentive Plans. All the agreements have been terminated and shares have been issued in conjunction with the related separation agreements. According to the terms of the three agreements, 1,319,000 shares vested in 2019, 2,400,000 shares vested in 2020, and 3,600,000 shares of common stock vested in 2021.

In the event that the agreement is terminated by either party pursuant to the terms of the agreement, all unvested shares which have been earned shall vest on a pro-rata basis as of the effective date of the termination of the agreement and all unearned, unvested shares shall be terminated.

The value of the shares was assigned at fair market value on the effective date of the agreement and the pro-rata number of shares earned was calculated and amortized at the end of each reporting period. The Company has accrued $0 and $730,836 in shares payable in conjunction with these agreements as of December 31, 2021 and 2020, respectively. A summary of these agreements is as follows.

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

The shares are issued under the 2019 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange. As of December 31, 2021 and 2020, 3,060,000 shares and 1,560,000 shares had vested and issued, respectively.

On June 11, 2020, the Company entered into a Debt Forgiveness Agreement with the CEO, pursuant to which the CEO forgave $185,000 of accrued and unpaid consulting fees owed to him pursuant to his consulting agreement with the Company. On June 12, 2020, the Company entered into an amendment effective January 1, 2020 to the Consulting Agreement with the CEO. The amendment stated that from January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for services performed. Fees may accrue at the discretion of management. At any time, the Consultant shall have the right to convert any accrued and unpaid fees into shares of Common Stock of the Company. The conversion price shall equal 90% multiplied by the market price (representing a discount rate of 10%). As of December 31, 2021 and 2020, the Company recorded $145,844 and $138,602 is in salaries payable to related parties due and payable to the CEO, respectively.

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

The shares are issued under the 2017 Stock Incentive Plan. Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange. As of December 31, 2021 and 2020, 24,090,000 shares and 1,209,000 shares, respectively, had vested and issued, respectively.

On June 11, 2020, the Company entered into a Debt Forgiveness Agreement with the COO, pursuant to which the COO forgave $103,250 of accrued and unpaid consulting fees owed to her pursuant to her consulting agreement with the Company. On June 12, 2020, the Company entered into an amendment effective January 1, 2020 to the Consulting Agreement with the COO. The amendment stated that from January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for services performed. Fees may accrue at the discretion of management. At any time, the Consultant shall have the right to convert any accrued and unpaid fees into shares of Common Stock of the Company. The conversion price shall equal 90% multiplied by the market price (representing a discount rate of 10%). As of December 31, 2021 and 2020, the Company recorded $128,081 and $139,078 in salaries payable to related parties due and payable to the COO, respectively.

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

On April 1, 2021, the Company and CTO mutually agreed to terminate the Amended and Restated Consulting Agreement. The Company and CTO agreed to settle for 843,288 shares of common stock for past services which were valued at the fair value of $270,493. The Company issued 843,288 shares of common stock to the CTO on April 12, 2021. As of December 31, 2021 and 2020, 0 shares and 900,000 shares had vested and issued, respectively.

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

Effective March 31, 2021, the Company entered into a Termination Agreement (the “Termination Agreement”) with the CTO, pursuant to which the CTO resigned and from all positions within the Company and any of its subsidiaries. In addition, the Termination Agreement provided for the payment of $11,144 in reimbursable expenses and $130,451 in accrued and unpaid consulting fees to the CTO within five business days of the effective date. The Termination Agreement also provided for the issuance to the CTO 843,288 shares of the Company’s Common Stock within five business days of the effective date. As of December 31, 2021 and 2020, the Company recorded $0 and $129,590 in salaries payable to related parties due and payable to the CTO, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

The following table summarizes the outstanding balance of convertible notes payable, interest and conversion rates as of December 31, 2021 and December 31, 2020, respectively.

		December 31, 2021	December 31, 2020

A.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at $0.10 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on March 1, 2023. The note is secured by substantially all the assets of the Company.	$295,000	$600,000

B.	Convertible note payable to an investor with interest at 5% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable annually with the balance of principal and interest due on maturity on March 1, 2024. The note is secured by substantially all the assets of the Company.	55,000	55,000

C.	Convertible note payable to an investor with interest at 12% per annum. On February 3, 2021, the investor settled the note and accrued interest, in exchange for common stock of the Company.	–	50,000

D.	Convertible note payable to an investor with interest at 12% per annum. $10,000 of the principal is currently convertible into shares of common stock at $0.01 per share, with remaining principal and interest convertible into shares of common stock at $0.10 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on March 1, 2023. The note is secured by substantially all the assets of the Company.	50,000	60,000

E.	Convertible note payable to a related party with interest at 12% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on August 2, 2022. The note is secured by substantially all the assets of the Company.	125,000	125,000

F.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.01 per share. Principal and interest due on maturity on April 29, 2022.	33,167	100,000

G.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.0099 per share. Note was issued as payment for future fees to be incurred under the related Equity Financing Agreement. Principal and interest due on maturity on April 29, 2022.	75,000	75,000

		633,167	1,065,000
	Less unamortized discount	(57,148)	(111,781)
	Net balance	576,019	953,219
	Less current portion	(233,167)	(953,219)
		$267,152	$–

A.	January 18, 2018 Convertible Note and Warrants (“Note A”)

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

On January 28, 2021, the noteholder of Note A agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to March 1, 2022, in exchange for the reduction of the conversion price to $0.01 per share, and all prior Events of Default (as defined in the Note A) including penalties of $100,000 were waived, and all future Events of Default (as defined in the Note A) pertaining to the future payment of interest were waived through maturity. On December 14, 2021, the Company entered into amendment to the Note A which limits the respective holder to conversions resulting in beneficial ownership by the holder and its affiliates of no more than 4.99% of the outstanding shares of common stock of the Company. The Company recorded $100,000 as extinguishment of debt in its statements of operations for the year ended December 31, 2021. The Company recorded $300,000 as the beneficial conversion feature discount on note payable of $500,000 on January 28, 2021. On March 14, 2022, the noteholder of Note A, effective March 1, 2022, agreed to extend the maturity date of the Senior Secured Convertible Note to March 1, 2023 in exchange for the reduction of the conversion price to $0.008 per share and one-year extensions as long as the Note A is not in default.

On February 4, 2021, the noteholder A converted the principal balance of $50,000 of its convertible promissory note into 5,000,000 shares of common stock of the Company (Note 9). On April 15, 2021, the noteholder A converted the principal balance of $75,000 of its convertible promissory note into 7,500,000 shares of common stock of the Company (Note 9). On July 28, 2021, the noteholder A converted the principal balance of $80,000 of its convertible promissory note into 8,000,000 shares of common stock of the Company (Note 9). The conversion shares totaled 42,603,642 and 6,858,244 shares of common stock, upon conversion of the total principal and accrued interest of $426,036 and $685,824, as of December 31, 2021 and 2020, respectively.

The Company amortized the beneficial conversion feature discount to interest expense of $254,660 and $12,060 for the years ended December 31, 20221 and 2020, respectively. The unamortized discount totaled $45,340 and $1,978 at December 31, 2021 and 2020, respectively. In addition, the Company recorded interest expense of $45,212 and $70,701 for the year ended December 31, 2021 and 2020, respectively. Accrued interest payable on Note A was $131,036 and $85,824 as of December 31, 2021 and 2020, respectively.

The principal balance payable on Note A amounted to $295,000 and $600,000 on December 31, 2021 and 2020, respectively.

B.	January 2019 Convertible Note and Warrants (“Note B”)

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

The unpaid principal balance of the note and accrued interest is $55,000 and $8,092 at December 31, 2021 and $55,000 and $5,342 as of December 31, 2020, respectively. The Company recorded interest expense of $2,750 and $2,758 for the years ended December 31, 2021 and 2020, respectively. The Company amortized the discount to interest expense $0 and $194 for the years ended December 31, 2021 and 2020, respectively. The unamortized discount on the Note B was $0 at December 31, 2021 and 2020, respectively. This note and accrued interest is due to a related party. On June 12, 2020, this note was amended to extend the maturity date to March 1, 2022, and all events of default were waived. The conversion shares totaled 78,864,418 and 75,426,918 shares of common stock upon the conversion of the total principal and accrued interest of $63,092 and $60,342 as of December 31, 2021 and 2020, respectively. On April 6, the Noteholder of Note B agreed to extend the maturity date of the Note B to March 1, 2024.

C and D. March 2019 Convertible Note and Warrants (“Note C”) and (“Note D”)

On March 7, 2019, the Board of Directors of the Company approved a non-public offering of up to $500,000 aggregate principal amount of its 12% Senior Secured Convertible Notes (Note C and Noted D), collectively called “Notes” unless specifically specified otherwise. The Notes are convertible, in whole or in part, into shares of the Company’s common stock, at any time at a rate of $0.20 per share with fractions rounded up to the nearest whole share, unless paid in cash at the Company’s election. The Notes bear interest at a rate of 12% per annum and interest payments will be made on a quarterly basis. The Notes matured on March 1, 2021. The conversion price of the Notes is also subject to adjustments if the Company does not achieve certain milestones during the calendar year 2019.

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

On March 6, 2019, the Company entered into SPAs and Security and Pledge Agreements with its first two investors (Note C and Note D) in the offering and issued Notes to the investors in the principal amount of $50,000 each totaling in the aggregate if $100,000. Subscription funds were received by the Company from the investors on March 6, 2019. In addition to the Notes, the Company issued to the investors an aggregate of 250,000 warrants. Each warrant is immediately exercisable at $0.30 per share, contains certain anti-dilution down-round features and expires on March 6, 2024. If the Company ever defaults on the loan the warrants to be issued will increase from 50% of the number of shares of common stock issuable upon conversion to 100%. The warrants are considered equity instruments based on the Company’s adoption of ASU 2017-11.

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

On January 1, 2020, the Company failed to achieve certain milestones during calendar 2019 and, as such, the conversion/exercise prices of the Notes and warrants were adjusted to $0.10 and $0.15, respectively. This resulted in an adjustment to retained earnings of $131 based on the change in fair value.

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

On October 15, 2020, the holder of Note C converted $10,000 of the principal note amount into 1,000,000 shares of common stock.

On January 28, 2021, the noteholder of Note C agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to March 1, 2022 in exchange for the reduction of the conversion price to $0.01 per share, and all prior Events of Default (as defined in the Note C) including penalties of $10,000 were waived, and all future Events of Default (as defined in the Note C) pertaining to the future payment of interest were waived through maturity. The Company recorded $10,000 as extinguishment of debt in its statements of operations for the year ended December 31, 2021. The Company recorded $30,000 as debt discount on note payable and amortized it to interest expense since the Note C was converted into common stock of the Company immediately. The Company amortized the discount to interest expense of $30,000 and $2,037 for the year ended December 31, 2021 and 2020, respectively. The unamortized discount was $0 and $0 at December 31, 2021 and 2020, respectively. In addition, the Company recorded interest expense on Note C of $460 and $6,686 for the years ended December 31, 2021 and 2020, respectively. Accrued interest payable on Note C was $0 and $6,050 at December 31, 2021 and December 31, 2020, respectively.

On January 28, 2021, the noteholder of Note C converted the principal balance of $40,000 of its convertible promissory note and $6,510 of accrued interest, into 4,650,978 shares of common stock of the Company (Note 9). The principal balance payable on Note C amounted to $0 and $50,000 on December 31, 2021 and 2020.

On January 28, 2021, the noteholder of Note D agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to March 1, 2022 in exchange for the reduction of the conversion price to $0.01 per share, and all prior Events of Default (as defined in the Note D) including penalties of $10,000 were waived, and all future Events of Default (as defined in the Note D) pertaining to the future payment of interest were waived through maturity. On December 14, 2021, the Company entered into amendment to the Note D which limits the respective holder to conversions resulting in beneficial ownership by the holder and its affiliates of no more than 4.99% of the outstanding shares of common stock of the Company. The Company recorded $10,000 as extinguishment of debt in its statements of operations for the year ended December 31, 2021. The Company recorded $30,000 as the beneficial conversion feature discount on note payable of $50,000 on January 28, 2021. The Company amortized the beneficial conversion feature discount to interest expense of $25,466 and $1,019 for the years ended December 31, 2021 and 2020, respectively. The unamortized discount was $4,534 and $0 at December 31, 2021 and 2020, respectively. In addition, the Company recorded interest expense of $6,115 and $7,070 for the years ended December 31, 2021 and 2020, respectively. Accrued interest payable on Note D was $14,698 and $6,768 as of December 31, 2021 and 2020, respectively. The principal balance payable on Note D amounted to $50,000 and $60,000 on December 31, 2021 and 2020, respectively.

On March 14, 2022, the noteholder of Note D, effective march 1, 2022, agreed to extend the maturity date of the Senior Secured Convertible Note to March 1, 2023 in exchange for the reduction of the conversion price to $0.008 per share and one-year extensions as long as the Note D is not in default.

The conversion shares of Note D totaled 6,469,754 and 1,588,520 shares of common stock upon the conversion of the total principal and accrued interest of $64,698 and $68,582 as of December 31, 2021 and 2020, respectively.

E.	August 2019 Convertible Note and Warrants (“Note E”)

On August 2, 2019, the Company entered into a Securities Purchase Agreement with an investor for the purchase of a 12% Secured Convertible Note in the principal amount of up to $125,000. The note is convertible, in whole or in part, into shares of the Company’s common stock, at any time at a rate of $0.08 per share with fractions rounded up to the nearest whole share, unless paid in cash at the Company’s election. The note bears interest at a rate of 12% per annum and interest payments will be made on a quarterly basis. The note matured on August 2, 2021. $75,000, $25,000, and $25,000 subscription funds were received by the Company from the investor on August 2, 2019, September 6, 2019, and October 16, 2019, respectively. In addition to the note, the Company issued to the investor an aggregate of 781,250 warrants. The warrants were considered equity instruments based on the Company’s adoption of ASU 2017-11.

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

Effective January 30, 2020, the Company went into technical default of the note agreement as a result of not making the December 31, 2019 interest payment within the required period. As a result, the Company was required to issue an additional 781,250 warrants at the then effective exercise price of $0.12 per share. The fair value of the warrants was $90,342, determined by using the Black-Scholes valuation model with the following assumptions: expected term of 4.76 years; risk free interest rate of 1.6%; and volatility of 233%. Due to the default, this value was immediately expensed.

As of March 31, 2020, the exercise price of the warrants was adjusted to $0.00084 as a result of the down-round features being triggered. This resulted in an adjustment to retained earnings of $70 based on the change in fair value.

On August 2, 2021, the noteholder of Note E agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to August 2, 2022. All other terms and conditions of the Note E remain the same. The Company amortized the debt discount on Note E to interest expense of $34,104 and $52,539 for the years ended December 31, 2021 and 2020, respectively. The unamortized discount was $0 and $34,104 at December 31, 2021 and 2020, respectively. The Company recorded interest expense of $15,000 and $15,051 on Note E for the years ended December 31, 2021 and 2020, respectively. Accrued interest payable on Note E was $33,690 and $18,690 as of December 31, 2021 and 2020, respectively. The principal balance payable on Note E amounted to $125,000 and $125,000 on December 31, 2021 and 2020, respectively. The maturity date of the Note E is August 2, 2022. This note is payable to a related party. The conversion shares totaled 188,916,781 shares of common stock upon conversion of the total principal and accrued interest of $158,690 as of December 31, 2021.

F.	August 29, 2019 Convertible Note and Warrants (“Note F”)

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

On February 1, 2021, the noteholder of Note F converted the principal balance of $66,833 of its convertible promissory note and $5,177 of accrued interest into 7,200,000 shares of common stock of the Company (Note 9). The Company recorded amortization of debt to interest expense of $1,925 and $25,484 for the years ended December 31, 2021 and 2020, leaving an unamortized debt balance of $3,637 and $0 at December 31, 2021 and 2020, respectively. The Company recorded interest expense of $3,903 and $742 for the years ended December 31, 2021 and 2020, respectively. Accrued interest payable on Note F was $1,712 and $2,986 as of December 31, 2021 and 2020, respectively. The principal balance payable on Note F amounted to $33,167 and $100,000 on December 31, 2021 and 2020, respectively. The noteholder of Note F agreed to extend the maturity date of the note from April 29, 2021 to April 29, 2022 (Note 11). The conversion shares totaled 3,487,893 shares of common stock upon conversion of the total principal and accrued interest of $34,879 as of December 31, 2021.

G . July 2020 Equity Financing Arrangement (“Note G”)

On July 29, 2020, the Company entered an Equity Financing Agreement and Registration Rights Agreement with an investor, pursuant to which the investor agreed to purchase up to $5,000,000 in shares of the Company’s Common Stock, from time to time over the course of 36 months after effectiveness of a registration statement on Form S-1 of the underlying shares of Common Stock.

In connection with entering into the Equity Financing Agreement, on July 29, 2020, the Company issued to the investor a Convertible Promissory Note in the principal amount of $100,000 (the “$100k Note”). The $100k Note matured on April 29, 2021 upon which time all accrued and unpaid interest was due and payable. Interest accrued on the $100k Note at 10% per annum based on a 360-day year. The $100k Note was convertible at any time, upon the election of the investor, into shares of the Company’s Common Stock at $0.01 per share. The $100k Note was subject to various “Events of Default,” which were disclosed in the $100k Note. Upon the occurrence of an uncured “Event of Default,” the $100k Note will become immediately due and payable and will be subject to penalties and adjustments to the conversion price (the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined in the $100k Note) (representing a discount rate of 30%). Upon the issuance of the $100k Note, the Company has agreed to reserve one times the number of shares of Common Stock into which the $100k Note is convertible and, 101 days from the issuance of the $100k Note, the Company will reserve two-and-a-half times the number of shares of Common Stock into which the $100k Note is convertible. Within three Trading Days (as defined in the $100k Note) of the sale by the investor of all of the Common Stock issued upon the conversion of the $100k Note, the Company is required to issue to investor a number of shares of Common Stock priced at the lowest traded price for the relevant Trading Day, which represents the difference between $130,000 and the net proceeds to the investor from the sale of aggregate Common Stock issued upon the conversion of the $100k Note.

Also, in connection with entering into the Equity Financing Agreement, on July 29, 2020, the Company issued to the investor a Convertible Promissory Note in the principal amount of $75,000 (the “$75k Note”). No proceeds were received for this note as it was issued to offset future transaction costs related to any future issuances of equity under the agreement. As a result, the amount has been capitalized as deferred offering costs in the accompanying balance sheet and will be offset against any future proceeds received under the agreement. The $75k Note matures on April 29, 2022 upon which time all accrued and unpaid interest will be due and payable. Interest accrues on the $75k Note at 10% per annum based on a 360-day year. The $75k Note is convertible at any time, upon the election of the investor, into shares of the Company’s Common Stock at $0.01 per share. The $75k Note is subject to various “Events of Default,” which are disclosed in the $75k Note. Upon the occurrence of an uncured “Event of Default,” the $75k Note will become immediately due and payable (multiplied by 130% of the unpaid principal and accrued and unpaid interest) and will be subject to penalties and adjustments to the conversion price (the lesser of: (a) $0.01 or (b) 70% multiplied by the Market Price (as defined in the $75k Note) (representing a discount rate of 30%). Upon the issuance of the $75k Note, the Company has agreed to reserve one time the number of shares of Common Stock into which the $75k Note is convertible and, 101 days from the issuance of the $75k Note, the Company will reserve two-and-a-half times the number of shares of Common Stock into which the $75k Note is convertible.

As of December 31, 2021 and 2020, the unpaid principal balance of Note G was $75,000, and the accrued interest was $9,740 and $2,240. The Company recorded interest expense of $7,500 and $5,226 for the years ended December 31, 2021 and 2020, respectively. The Company recorded amortization of debt to interest expense of $1,925 and $25,484 for the years ended December 31, 2021 and 2020, leaving an unamortized debt balance of $3,637 and $0 at December 31, 2021 and 2020, respectively. The conversion shares totaled 8,473,973 shares of common stock upon conversion of the total principal and accrued interest of $84,740 as of December 31, 2021.

NOTE 6 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three and nine months ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
Net loss attributable to common stockholders (basic)	$(1,063,554)	$(2,236,774)

Shares used to compute net loss per common share, basic and diluted	195,264,873	110,119,684

Net loss per share attributable to common stockholders, basic and diluted	$(0.01)	$(0.02)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the years ended December 31, 2021 and 2020, respectively, because their inclusion would be anti-dilutive:

	As of December 31,
	2021	2020
Warrants to purchase common stock	2,868,397	2,868,397
Potentially issuable shares related to convertible notes payable	328,816,461	273,594,437
Potentially issuable vested shares to directors and officers	–	2,400,000
Potentially issuable unvested shares to officers	–	3,600,000
Total anti-dilutive common stock equivalents	331,684,858	282,462,834

NOTE 7 - PAYCHECK PROTECTION PROGRAM LOAN

The Company applied for and received funding from the Payroll Protection Program (the “PPP Loan”) in the amount of $36,700 under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 23, 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement (subject to further deferral pursuant to the terms of the Paycheck Protection Flexibility Act of 2020). The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. On August 31, 2021, the Company received a notification from the Small Business Administration approving the forgiveness of the PPP Loan in the amount of $36,700. The Company recorded the PPP Loan of $0 and $36,700 as a liability on its Balance Sheet at December 31, 2021 and 2020, respectively.

Supplemental Target Advance

On July 7, 2021 and July 8, 2021, a commercial bank granted to the Company two payments of $5,000 each, under the authority and regulations of the U. S. Small Business Administration Supplemental Target Advance of the Coronavirus Aid, Relief, and Economic Security Act (The “CARES Act”). Such advances amounted to $10,000 and does not need to be repaid. The Company recorded $10,000 as other income in its statements of operations for the year ended December 31, 2021.

NOTE 8 - RELATED PARTIES

At December 31, 2021 and 2020, the amount due to two stockholders was $1,000 relating to depositing funds for opening bank accounts for the Company.

The Company leases its current office facility on a month-to-month basis at a monthly rent of $250 starting January 1, 2020. For the year ended December 31, 2021 and 2020, rent expense earned by the stockholder amounted to $3,000 and $3,000, respectively. The Company has recorded $750 and $16,500 of rent payable to the stockholder in accounts payable as of December 31, 2021 and 2020, respectively.

The Company recorded professional fees paid to officers and a director amounting to $7,182 and $0 for the year ended December 31, 2020 and 2019, respectively.

The Company awarded shares payable to officers and a director valued at $349,657 and $728,892 for the years ended December 31, 2021 and 2020, respectively, pursuant to the terms of an exchange agreement (Note 4). Shares payable to officers and a director were $0 and $730,836 at December 31, 2021 and 2020, respectively. The officers and a director converted shares payable valued at $1,062,986 into 3,543,288 shares of common stock for the year ended December 31, 2021, and shares payable valued at $415,350 into 15,845 shares of Series A Supervoting Convertible Preferred Stock during the year ended December 31, 2020. No convertible preferred stock was issued to related parties in 2021.

NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock

The Company has an authorized capital of 1,000,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock at December 31, 2021. The Company had 220,254,395 shares and 145,110,129 shares of common stock, and 25,896 shares and 25,845 shares of preferred stock, issued and outstanding as of December 31, 2021 and 2020, respectively.

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

On November 23, 2021, the noteholders of Notes F and G agreed to extend the maturity date of their Convertible Promissory Notes in exchange of receiving 1,250,000 shares of common stock valued at the fair market price of $11,125 on the date of issuance (Note 6).

On December 21, 2021, the Company issued 1,800,000 shares of common stock to the noteholder of Note F as commitment fee for making equity financing available to the Company. The Company recorded the fair value of such common stock issued at the fair market price of $15,300 on the date of issuance of common stock.

On December 21, 2021, the Company issued 1,200,000 shares of common stock to its Chief Operating Officer valued at $360,000, and issued 150,000 shares of common stock to a consultant valued at $1,800 in satisfaction of accrued shares payable compensation (Note 8).

As a result of all common stock issuances, the Company recorded 220,254,396 shares and 145,110,130 shares of common stock issued and outstanding at December 31, 2021 and December 31, 2020, respectively.

Stock Incentive Plans

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

On March 11, 2019 (the “Effective Date”) the Board of Directors of the Company approved the 2019 Stock Incentive Plan (the “2019 Plan”). Awards may be made under the Plan for up to 5,000,000 shares of common stock of the Company. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the 2019 Plan. No awards can be granted under the Plan after the expiration of 10 years from the Effective Date but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards.

Shares earned and issued related to the consulting agreements are issued under the 2017 Plan and the 2019 Plan (Note 4). Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange.

A summary of the status of the Company’s non-vested shares as December 31, 2021 and 2020 and changes during the year then ended, is presented below:

	Non-vested Shares of Common Stock	Weighted Average Fair Value
Balance at December 31, 2019	6,000,000	$0.30
Awarded	–	–
Vested	(2,400,000)	0.30
Forfeited	–	–
Balance at December 31, 2020	3,600,000	0.30
Awarded	–	–
Vested	(3,600,000)	0.30
Forfeited	–	–
Balance at December 31, 2021	–	$0.30

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

The Company did not issue any Series A Supervoting Convertible Preferred Stock during the year ended December 31, 2021. The Company had 25,845 shares of Series A Supervoting Convertible Preferred Stock issued and outstanding at December 31, 2021 and December 31, 2020, respectively.

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

On November 19, 2020, pursuant to the terms of a Securities Purchase Agreement dated November 16, 2020 (the “SPA”), the Company entered into a new preferred equity financing agreement with GHS Investments, LLC (“GHS”) in the amount of up to $600,000. The SPA provides for GHS’s purchase, from time to time, of up to 600 shares of the newly-designated Series B Convertible Preferred Stock. The initial closing under the SPA consisted of 45 shares of Series B Convertible Preferred Stock, stated value $1,200 per share, issued to GHS for an initial purchase price of $45,000, or $1,000 per share. At the Company’s option, and subject to the terms of the SPA and the Certificate of Designation for the Series B Convertible Preferred Stock (the “COD”), additional closings in the amount of 40 shares of Series B Convertible Preferred Stock for a total purchase price of $40,000 may take place at a rate of up to once every 30 days. In connection with the initial closing in the amount of 45 shares of Series B Convertible Preferred Stock, the Company issued an additional 25 shares of Series B Convertible Preferred Stock to GHS as a commitment fee.

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

On November 19, 2020 (the date of receipt of cash proceeds of $45,000 issuance), the Company valued the conversion feature of the derivative and recorded an initial derivative liability of $103,267, $58,267 as day one loss on the derivative, $39,000 as interest expense, and $84,000 as Series B Convertible Preferred Stock mezzanine liability and $84,000 as amortization. At December 31, 2020, the Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss of $39,266 in connection with the change in fair market value of the derivative liability. In addition, the Company recorded $900 as sales commission to complete this financing as of December 31, 2020. The Company recalculated the value of derivative liability associated with the convertible note in connection with the change in the fair market value of the derivative liability and recorded a gain of $48,683 for the year ended December 31, 2021. In addition, the Company recorded $10,080 and $1,160 as preferred dividend payable to GHS for the years ended December 31, 2021 and 2020, respectively.

On November 19, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.004 to $0.0141, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0070 to $0.0184, an expected dividend yield of 0%, expected volatility ranging from 200.53% to 440.99%, risk-free interest rates ranging from 0.07% to 0.38%, and an expected term of 1.50 to 0.38 years.

On December 16, 2020, pursuant to the terms of the SPA, GHS purchased an additional 85 shares of Series B Convertible Preferred Stock for gross proceeds of $85,000. The Company paid $1,700 in selling commissions to complete this financing.

On December 16, 2020 (the date of receipt of cash proceeds of $85,000 issuance), the Company valued the conversion feature of the derivative and recorded an initial derivative liability of $106,241, $1,700 as interest expense, $102,000 as Series B Convertible Preferred Stock a mezzanine liability and $102,000 as amortization. At December 31, 2020, the Company recalculated the value of the derivative liability associated with the convertible note recording a loss of $67,008 in connection with the change in fair market value of the derivative liability. In addition, the Company recorded $503 as preferred stock dividend payable to GHS as of December 31, 2020. At December 31, 2021, the Company recalculated the value of derivative liability and recorded a gain of $54,223 in connection with the change in fair market value of the derivative liability. The Company recorded $12,240 as preferred stock dividend expense for the year ended December 31, 2021 and $12,743 as preferred stock dividend payable as of December 31, 2021.

On December 16, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.004 to $0.0141, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0063 to $0.0184, an expected dividend yield of 0%, expected volatility ranging from 431.65% to 200.59%, risk-free interest rates ranging from 0.39% to 0.07%, and an expected term of 1.50 to 0.46 years.

As a result of receipt of cash proceeds relating to Series B Convertible Preferred Stock, the Company recorded derivative liability of $212,816 and $315,782 and Series B Convertible Preferred Stock liability of $186,000 and $186,000 at December 31, 2021 and 2020, respectively.

Warrants

A summary of the status of the Company’s warrants as of December 31, 2021 and 2020 and changes during the years then ended, is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2019	1,627,532	$0.21	4.5 Years
Issued	43,082,532	$0.01	4.4 Years
Exercised	–	–
Expired/Forfeited	(41,666,667)	–
Outstanding at December 31, 2020	3,043,397	$0.01229	4.0 Years
Issued	–	–
Exercised	–	–
Expired/Forfeited	(175,000)	$0.20
Outstanding at December 31, 2021	2,868,397	$0.00084	3.4 Years

NOTE 10 - INCOME TAXES

Income tax expense for the year ended December 31, 2021 and 2020 is summarized as follows:

	December 31, 2021	December 31, 2020
Deferred:
Federal	$(223,346)	$(469,723)
State	(51,582)	(108,484)
Change in valuation allowance	274,929	578,206
Income tax expense (benefit)	$–	$–

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2021	December 31, 2020
Tax at statutory tax rate	21.00%	21.00%
State taxes	4.85%	4.85%
Other permanent items	–	–
Valuation allowance	-25.85%	-25.85%
Income tax expense	–	–

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carry forward	$1,465,996	$1,287,319
Total gross deferred tax assets	1,465,996	1,287,319
Less: valuation allowance	(1,465,996)	(1,287,319)
Net deferred tax assets	$–	$–

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

At December 31, 2021 and 2020, the Company had accumulated net operating losses of approximately $8,340,000 and $7,481,000, respectively, for U.S. federal and Massachusetts income tax purposes available to offset future taxable incomes. The net operating losses generated in tax years prior to December 31, 2017, can be carry forward for twenty years, whereas the net operating losses generated after December 31, 2017 can be carry forward indefinitely. Management determined that it was unlikely that the Company’s deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

At December 31, 2021 and 2020, the Company’s deferred income tax assets and valuation allowance were $1,465,996 and $1,287,319, respectively.

In the ordinary course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2021, tax years 2020, 2019, and 2018 remain open for examination by the Internal Revenue Service and the Massachusetts Division of Revenue. The Company has received no notice of audit from the Internal Revenue Service or the Massachusetts Division of Revenue for any of the open tax years.

NOTE 11 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this Report, the date the financial statements were available to be issued, noting the following items that would impact the accounting for events or transactions in the current period or require additional disclosure.

On February 7, 2022, the Company sold 51 shares of Series B preferred stock to GHS Investments, LLC for a cash consideration of $51,000. The Company paid a sales commission of $1,000.

On March 14, 2022, the Company entered into amendments to each of the Notes A and D effective March 1, 2022 which extend the maturity dates to March 1, 2023, reduce the conversion price to $0.008 per share, add an additional Event of Default (as defined in the Notes) that the closing price of the shares of Common Stock on the Trading Market (as defined in the Notes) is less than $0.008 per share for ten (10) consecutive Trading Days (as defined in the Notes), and adding automatic one-year extensions as long at either Note is not in default.

On March 18, 2022, the Board of Directors of the Company approved the 2022 Stock Incentive Plan (the “Plan”). Awards may be made under the Plan for up to 20,000,000 shares of common stock of the Company. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the Plan. No awards can be granted under the Plan after the expiration of 10 years from the Effective Date but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards.

On March 24, 2022, the Company issued 136 shares of Series B Preferred stock to GHS Investments, LLC at the purchase price of $1,000 per share for cash proceeds of $136,000.

On April 4, 2022 (the “Issuance Date”), the Company was issued a 10% Unsecured Convertible Promissory Note (the “Note”) in the principal amount of $200,000 by Aretas Sensor Networks Inc., a company incorporated under the laws of the Province of British Columbia (“Aretas”). The purchase price of the Note was $192,500 with a discount of $7,500. The Note matures on April 4, 2024 at which time the Company has the option to either receive the principal amount or shares of Aretas representing 3.23% of the fully-diluted share capital of Aretas. Within 30 days of the Issuance Date of the Note, an interest payment of $20,000 is due and, within six months of the Issuance Date, a final interest payment of $20,000 is due. The Note may be prepaid at any time by Aretas upon 10 days’ written notice to the Company. Upon an Event of Default, as defined in the Note, interest will accrue at 20% and, if conversion shares are not issued to the Company by Aretas, Aretas will pay to the Company $1,000 per day until the shares are issued.

On April 6, 2022, the Company and noteholder of Note B agreed to extend the maturity date of the promissory note to March 1, 2024.

On April 8, 2022, the Company sold 7,828,223 shares of common stock to GHS Investments LLC for $98,635.60. The Company paid selling commissions to the broker of $1,972.71.

