Form 10-Q
period 2022-03-31
IIOT-OXYS, Inc.
filed 2022-05-16
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s common stock on May 16, 2022, was 250,002,764.

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to IIOT-OXYS, Inc., a Nevada corporation, and as applicable to its wholly owned subsidiaries, OXYS Corporation, a Nevada corporation, and HereLab, Inc., a Delaware corporation.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$189,312	$46,821
Accounts Receivable, Net	11,280	11,280
Prepaid Expenses	7,773	7,773
Total Current Assets	208,365	65,874

Intangible Assets, Net	285,879	298,085

Total Assets	$494,244	$363,959

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$146,822	$161,171
Accrued Liabilities	286,353	247,155
Deferred Revenue	46,425	46,425
Notes Payable, Net of Discounts of $0 and $57,148 at March 31, 2022 and December 31, 2021, respectively	394,300	233,167
Salaries Payable to Related Parties	289,025	273,926
Derivative Liability	490,465	212,816
Total Current Liabilities	1,653,390	1,174,660

Notes Payable	163,167	267,152
Due to Stockholders	1,000	1,000
Total Liabilities	1,817,557	1,442,812

Commitments and Contingencies (Note 4)	–	–

Series B Convertible Preferred Stock, 600 Shares Designated, $0.001 Par Value, $1,200 Stated Value; 342 Shares and 155 Shares Issued and Outstanding at March 31, 2022 and December 31, 2021, respectively. Liquidation Preference $411,400 and $186,000 as of March 31, 2022 and December 31, 2021, respectively	411,400	186,000

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 Par Value, 10,000,000 Shares Authorized; 25,896 shares and 25,896 Shares Issued and Outstanding at March 31, 2022 and December 31, 2021, respectively	26	26
Common Stock $0.001 Par Value, 1,000,000,000 shares Authorized; 237,205,464 Shares and 220,254,396 Shares Issued and Outstanding at March 31, 2022 and December 31, 2021, respectively	237,206	220,255
Additional Paid in Capital	6,783,471	7,059,098
Accumulated Deficit	(8,755,416)	(8,544,232)
Total Stockholders' Equity (Deficit)	(1,734,713)	(1,264,853)

Total Liabilities and Stockholders' Equity (Deficit)	$494,244	$363,959

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended March 31,
	2022	2021
Revenues	$–	$–

Cost of Sales	–	–

Gross Profit	–	–

Operating Expenses
Amortization of Intangible Assets	12,205	12,477
General and Administrative	167,009	260,283
Total Operating Expenses	179,214	272,760

Other Income (Expense)
Gain (Loss) on Change in FMV of Derivative Liability	115,799	84,700
Gain (Loss) on Extinguishment of Debt	–	120,000
Loss on Derivatives	(201,943)	–
Interest Expense	(247,372)	(121,447)
Total Other Income (Expense)	(333,516)	83,253

Net Loss Before Income Taxes	(512,730)	(189,507)

Provision for Income Tax	–	–

Net Loss	$(512,730)	$(189,507)

Convertible Preferred Stock Dividend	(12,430)	(5,504)

Net Loss Attributable to Common Stockholders	$(525,160)	$(195,011)

Net Loss Per Share Attributable to Common Stockholders - Basic	$(0.00)	$(0.00)
Net Loss Per Share Attributable to Common Stockholders - Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding Attributable to Common Stockholders - Basic	224,759,740	160,406,294
Weighted Average Shares Outstanding Attributable to Common Stockholders - Diluted	224,759,740	160,406,294

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	25,845	$26	145,110,129	$145,111	$4,794,261	$(7,480,678)	$(2,541,280)
Common Stock Issued for Conversion of Convertible Note Payable	–	–	16,850,978	16,851	151,669	–	168,520
Common Stock Sold for Cash	–	–	16,400,000	16,400	229,600	–	246,000
Beneficial Conversion Feature Discount on Note Payable	–	–	–	–	360,000	–	360,000
Commission paid for Raising Capital	–	–	–	–	(4,920)	–	(4,920)
Net Loss	–	–	–	–	–	(195,011)	(195,011)
Balance - March 31, 2021	25,845	26	178,361,107	178,362	5,530,610	(7,675,689)	(1,966,691)

Balance - December 31, 2021	25,896	26	220,254,396	220,255	7,059,098	(8,544,232)	(1,264,853)
Common Stock Issued for Financing Commitments	–	–	16,851,068	16,851	96,975	–	113,826
Sales Commissions Paid for Capital Raise	–	–	–	–	(2,277)	–	(2,277)
Effect of adopting ASU 2020-06	–	–	–	–	(371,125)	313,976	(57,149)
Common Stock Issued for Services	–	–	100,000	100	800	–	900
Net Loss	–	–	–	–	–	(525,160)	(525,160)
Balance - March 31, 2022	25,896	$26	237,205,464	$237,206	$6,783,471	$(8,755,416)	$(1,734,713)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For The Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net Loss	$(525,160)	$(195,011)
Adjustments to Reconcile Net Loss to Net Cash Used By Operating Activities
Gain on Extinguishment of Debt	–	(120,000)
Stock Compensation Expense for Services	900	–
Amortization of Debt discount on Notes Payable and Preferred Stock	37,400	108,408
Amortization of Intangible Assets	12,205	12,477
Changes in Operating Assets and Liabilities
(Increase) Decrease in:
Prepaid Expense	–	(4,379)
Increase (Decrease) in:
Accounts Payable	(14,349)	(40,360)
Accrued Liabilities	39,198	2,841
Derivative Liability	277,649	(84,700)
Shares Payable to Related Parties	–	179,236
Salaries Payable to Related Parties	15,099	15,947
Net Cash Used By Operating Activities	(157,058)	(125,541)

Cash Flows From Financing Activities
Cash Received from Sale of Common Stock	113,826	246,000
Cash Payments of Offering Costs	(2,277)	(4,920)
Proceeds from Sale of Series B Preferred Stock	188,000	–
Net Cash Provided By Financing Activities	299,549	241,080

Net Increase in Cash and Cash Equivalents	142,491	115,539

Cash and Cash Equivalents - Beginning of Period	46,821	103,074

Cash and Cash Equivalents - End of Period	$189,312	$218,613

Supplement Disclosures of Cash Flow Information
Interest Paid	$–	$–
Income Taxes	$–	$–

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Conversion of Convertible Notes Payable and Derivative Liabilities	$–	$168,520
Beneficial Conversion Feature Discount on Notes Payable	$–	$360,000
Effect of Adopting ASU-2020-06	$(57,149)	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2022 and 2021

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

Impact of COVID-19

During the period ended March 31, 2022, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the quarter ended March 31, 2022 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $1,145,025, used cash flows in operating activities of $157,058, and has an accumulated deficit of $8,755,416 as of March 31, 2022. These factors, among others, raise a substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with GAAP for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2021.

Principles of Consolidation

The condensed consolidated financial statements for March 31, 2022 and 2021, respectively, include the accounts of Company, and its wholly-owned subsidiaries OXYS Corporation and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of accounts payable, accrued liabilities and payable to related parties. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021. The Company reported a cash balance of $189,312 and $46,821 as of March 31, 2022 and December 31, 2021, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. The Company recorded accounts receivable of $11,280 at March 31, 2022 and December 31, 2021, and no allowance for doubtful accounts was deemed necessary as of March 31, 2022 and December 31, 2021, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents which are generally not collateralized. The Company’s policy is to place its cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to $250,000. At March 31, 2022 and December 31, 2021, the Company had no amounts in excess of the FDIC insurance limit.

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

Effective January 1, 2022, we early adopted ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” using the modified retrospective method of adoption. ASU 2020-06 simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470- 20, Debt—Debt with Conversion and Other Options, for convertible instruments. Under ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate when applying the guidance in Topic 835, Interest. We now account for our Convertible Notes as single liabilities measured at amortized cost. As a result, the adoption of the guidance had a material impact on the consolidated financial statements and accompanying notes, resulting in adjustments of $371,125, $313,976 and $57,149 to the opening balance of additional paid-in capital, retained earnings, and long-term debt, respectively, as of January 1, 2022. We have updated our debt note (Note 5) with additional and modified disclosures as required by the standard upon adoption.

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

NOTE 3 - INTANGIBLE ASSETS

The Company’s intangible assets comprise of intellectual property revolving around their field tests, sensor integrations, and board designs. Intangible assets, net of amortization at March 31, 2022 and December 31, 2021 amounted to $285,879 and $298,085, respectively.

	March 31, 2022	December 31, 2021
Intangible Assets	$495,000	$495,000
Accumulated amortization	(209,121)	(196,915)
Intangible Assets, net	$285,879	$298,085

The Company determined that none of its intangible assets were impaired as of March 31, 2022 and December 31, 2021, respectively, Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives of ten years. Amortization expense of finite-lived intangibles was $12,205 and $12,477 for the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of March 31:

Amortization expense
2022 (Remainder of the year)	$37,295
2023	49,500
2024	49,500
2025	49,500
2026	49,500
Thereafter	50,584
Total	$285,879

NOTE 4 - COMMITMENTS AND CONTINGENCIES

On June 11, 2020, the Company entered into a Debt Forgiveness Agreement with the CEO, pursuant to which the CEO forgave $185,000 of accrued and unpaid consulting fees owed to him pursuant to his consulting agreement with the Company. On June 12, 2020, the Company entered into an amendment effective January 1, 2020 to the Consulting Agreement with the CEO. The amendment stated that from January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for services performed. Fees may accrue at the discretion of management. At any time, the Consultant shall have the right to convert any accrued and unpaid fees into shares of Common Stock of the Company. The conversion price shall equal 90% multiplied by the market price (representing a discount rate of 10%). On June 4, 2021, the Consulting Agreement of the CEO terminated pursuant to its terms. As of March 31, 2022 and December 31, 2021, the Company recorded $153,376 and $145,844 in salaries payable to the CEO.

On June 11, 2020, the Company entered into a Debt Forgiveness Agreement with the COO, pursuant to which the COO forgave $103,250 of accrued and unpaid consulting fees owed to her pursuant to her consulting agreement with the Company. On June 12, 2020, the Company entered into an amendment effective January 1, 2020 to the Consulting Agreement with the COO. The amendment stated that from January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for services performed. Fees may accrue at the discretion of management. At any time, the Consultant shall have the right to convert any accrued and unpaid fees into shares of Common Stock of the Company. The conversion price shall equal 90% multiplied by the market price (representing a discount rate of 10%). As of March 31, 2022 and December 31, 2021, the Company recorded $135,649 and $127,864 in salaries payable to the COO.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

The following table summarizes the outstanding balance of convertible notes payable, interest and conversion rates as of March 31, 2022 and December 31, 2021, respectively.

		March 31, 2022	December 31, 2021

A.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at $0.008 per share. The balance of principal and accrued and unpaid interest is payable on maturity on March 1, 2023, unless automatically extended for one-year periods if no Event of Default is existing. The note is secured by substantially all the assets of the Company.	$295,000	$295,000

B.	Convertible note payable to an investor with interest at 5% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable annually with the balance of principal and interest due on maturity on March 1, 2024. The note is secured by substantially all the assets of the Company.	55,000	55,000

D.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at $0.008 per share. The balance of principal and accrued and unpaid interest is payable on March 1, 2023, unless automatically extended for one-year periods if no Event of Default is existing. The note is secured by substantially all the assets of the Company.	50,000	50,000

E.	Convertible notes payable to a related party with interest at 12% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on August 2, 2022. The notes are secured by substantially all the assets of the Company.	125,000	125,000

F.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.01 per share. Principal and interest due on maturity on April 29, 2023.	33,167	33,167

G.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.0099 per share. Note was issued as payment for future fees to be incurred under the related Equity Financing Agreement. Principal and interest due on maturity on April 29, 2023.	75,000	75,000

		633,167	633,167
	Less: deferred financing costs	(75,700)	(75,700)
	Less unamortized discount	–	(57,148)
	Net balance	557,467	500,319
	Less current portion	(394,300)	(233,167)
	Long term portion	$163,167	$267,152

A. January 18, 2018 Convertible Note and Warrants (“Note A”)

On March 14, 2022, the noteholder of Note A agreed to extend the maturity date of March 1, 2022 of the Senior Secured Convertible Promissory Note to March 1, 2023, in exchange for the reduction of the conversion price to $0.008 per share, and all prior Events of Default (as defined in the Note A) including penalties were waived, and all future Events of Default (as defined in the Note A) pertaining to the future payment of interest were waived through maturity.

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

In addition, the Company recorded interest expense of $8,729 and $15,041 for the three months ended March 31, 2022 and 2021, respectively. Accrued interest payable on Note A was $139,765 and $131,036 as of March 31, 2022 and December 31, 2021, respectively.

The principal balance payable on Note A amounted to $295,000 on March 31, 2022 and December 31, 2021, respectively.

B. January 2019 Convertible Note and Warrants (“Note B”)

Effective March 1, 2021, the noteholder of Note B agreed to extend the maturity date of March 1, 2022 of the Senior Secured Convertible Promissory Note to March 1, 2024, and all prior Events of Default (as defined in the Note B) including penalties were waived, and all other terms of the Note B remain the same (Note 9).

The Company recorded interest expense of $678 and $678 on Note B for the three months ended March 31, 2022 and 2021, respectively. Accrued interest payable on Note B was $8,770 and $8,092 as of March 31, 2022 and December 31, 2021, respectively. The principal balance payable on Note B amounted to $55,000 and $55,000 on March 31, 2022 and December 31, 2021, respectively. The Note B matures on March 1, 2024.

D. March 2019 Convertible Note and Warrants (“Note D”)

On March 14, 2022, the noteholder of Note D agreed to extend the maturity date of March 1, 2022 of the Senior Secured Convertible Promissory Note to March 1, 2023, in exchange for the reduction of the conversion price to $0.008 per share, and all prior Events of Default (as defined in the Note D) including penalties were waived, and all future Events of Default (as defined in the Note D) pertaining to the future payment of interest were waived through maturity.

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

Accrued interest payable on Note D was $16,177 and $14,698 as of March 31, 2022 and December 31, 2021, respectively. The principal balance payable on Note D amounted to $50,000 on March 31, 2022 and December 31, 2021, respectively.

E. August 2019 Convertible Note and Warrants (“Note E”)

On August 2, 2021, the noteholder of Note E agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to August 2, 2022. All other terms and conditions of the Note E remain the same. The Company recorded interest expense of $3,699 and $3,699 on Note E for the three months ended March 31, 2022 and 2021, respectively. Accrued interest payable on Note E was $37,389 and $33,690 as of March 31, 2022 and December 31, 2021, respectively. The principal balance payable on Note E amounted to $125,000 and $125,000 on March 31, 2022 and December 31, 2021, respectively. The maturity date of the Note E is August 2, 2022.

F. July 2020 Equity Financing Arrangement (“Note F”)

On April 29, 2022, the noteholder of Note F agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to April 29, 2023. All other terms and conditions of the Note F remain the same. On February 1, 2021, the noteholder of Note F converted the principal balance of $66,833 of its convertible promissory note and $5,177 of accrued interest into 7,200,000 shares of common stock of the Company. On November 4, 2021, the noteholder of Note F agreed to extend the maturity date of the Note F from October 29, 2021 to April 29, 2022 in exchange of receiving 625,000 shares of common stock valued at $5,563 as commitment fee for extending the maturity date of Note F. The Company recorded interest expense of $818 and $1,404 for the three months ended March 31, 2022 and 2021, respectively. Accrued interest payable on Note F was $2,530 and $1,712 as of March 31, 2022 and December 31, 2021, respectively. The principal balance payable on Note F amounted to $33,167 on March 31, 2022 and December 31, 2021, respectively.

G . July 2020 Equity Financing Arrangement (“Note G”)

On April 29, 2022, the noteholder of Note G agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to April 29, 2023. All other terms and conditions of the Note G remain the same. On November 4, 2021, the noteholder of Note G agreed to extend the maturity date of the Note G from October 29, 2021 to April 29, 2022 in exchange of receiving 625,000 shares of common stock valued at $5,563 as commitment fee for extending the maturity date of Note G. The Company recorded interest expense of $1,849 and $1,849 for the three months ended March 31, 2022 and 2021, respectively. Accrued interest amounted to $11,589 and $9,740 at March 31, 2022 and December 31, 2021, respectively. The principal balance payable of Note G amounted to $75,000 at March 31, 2022 and December 31, 2021, respectively.

NOTE 6 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2022 and 2021:

	Three Months ended March 31,
	2022	2021
Net loss attributable to common stockholders (basic)	$(525,160)	$(195,011)

Shares used to compute net loss per common share, basic and diluted	224,759,740	160,406,294

Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.00)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the three months ended March 31, 2022 and 2021, respectively, because their inclusion would be anti-dilutive:

	As of March 31,
	2022	2021
Warrants to purchase common stock	2,868,397	2,868,397
Potentially issuable shares related to convertible notes payable	347,878,284	323,988,444
Potentially issuable vested shares to directors and officers	–	3,300,000
Potentially issuable unvested shares to officers	–	2,700,000
Total anti-dilutive common stock equivalents	350,741,681	332,856,841

NOTE 7 - RELATED PARTIES

At March 31, 2022 and December 31, 2021, respectively, the amount due to two stockholders was $1,000 relating to depositing funds for opening bank accounts for the Company.

The Company executed an operating lease to rent its current office facility from a stockholder on a month-to-month basis at a monthly rent of $250 starting January 1, 2020. The Company recorded rent expense of $750 and $750 for the three months ended March 31, 2022 and 2021, respectively. The Company has recorded $250 and $750 of rent payable to the stockholder in accounts payable as of March 31, 2022 and December 31, 2021, respectively.

NOTE 8 - STOCKHOLDERS' EQUITY

The Company has an authorized capital of 1,000,000,000 shares, $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock at March 31, 2022. The Company has 237,205,464 shares and 220,254,396 shares of common stock, and 25,896 shares and 25,896 shares of preferred stock, issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.

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

On February 24, 2021, the Company entered into a Common Stock Purchase Agreement with an investor pursuant to which the investor agreed to purchase up to $5,000,000 of the Company’s registered common stock at $0.015 per share. Pursuant to the Agreement, purchases may be made by the Company during the Commitment Period (as defined in the Agreement) through the submission of a purchase notice to the investor no sooner than ten business days after the preceding closing. No purchase notice can be made in an amount less than $10,000 or greater than $500,000 or greater than two times the average of the daily trading dollar volume for the Company’s common stock during the ten business days preceding the purchase date. Each purchase notice is limited to the investor beneficially owning no more than 4.99% of the total outstanding common stock of the Company at any given time. There are certain conditions precedent to each purchase including, among others, an effective registration statement in place and the VWAP of the closing price of the Company’s common stock greater than $0.0175 for the Company's common stock during the five business days prior to the closing. On January 27, 2022, February 24, 2022, March 11, 2022 and March 24, 2022, the investor purchased 2,623,138 shares, 3,975,109 shares, 1,978,821 share and 8,274,000 shares of common stock for a cash consideration of $11,160, $22,116, $12,176 and $68,373, aggregating to $113,826, respectively.

On February 23, 2022, the Company issued to a consultant for services rendered, pursuant to a consulting agreement, 100,000 shares of common stock valued at the fair market price on the date of issuance of $900.

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

A summary of the status of the Company’s non-vested shares as of March 31, 2022 and 2021, and changes during the three months period then ended, is presented below:

	Non-vested Shares of Common Stock	Weighted Average Fair Value
Balance at December 31, 2021	–	$–
Awarded	–	–
Vested	–	–
Forfeited	–	–
Balance at March 31, 2022	–	$–

Balance at December 31, 2020	3,600,000	$0.30
Awarded	–	–
Vested	(900,000)	0.30
Forfeited	–	–
Balance at March 31, 2021	2,700,000	$0.30

Preferred Stock

Series A Supervoting Convertible Preferred Stock

On July 2, 2020, the Board of Directors of the Company authorized the issuance of 15,600 shares of preferred stock, $0.001 par value per share, designated as Series A Supervoting Convertible Preferred Stock.

The Company had 25,896 shares of preferred stock issued and outstanding at March 31, 2022 and December 31, 2021, respectively.

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

On February 7, 2022 and March 24, 2022, the Company issued 51 shares and 136 shares of preferred stock, respectively, pursuant to an Securities Purchase Agreement for a cash consideration of $51,000 and $136,000. The Company paid a sales commission to a third-party broker of $1,000 and $2,720, respectively, on these sales.

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

On November 19, 2020 (the date of receipt of cash proceeds of $45,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $103,267, $58,267 as day one loss on the derivative, $39,000 as interest expense, and $39,000 as Series B Convertible Preferred Stock mezzanine liability, and $84,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a gain of $13,228 and a gain of $39,465 for the three months ended March 31, 2022 and 2021, respectively, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded $2,485 and $2,485 as preferred stock dividend for the three months ended March 31, 2022 and 2021, payable to GHS. Preferred stock dividend payable to GHS was $13,725 and $11,240 as of March 31, 2022 and December 31, 2021, respectively.

The Company valued the fair value using the Black-Scholes option pricing model at March 31, 2022, with the following assumptions: conversion exercise price - $0.0096, the closing stock price of the Company's common stock on the date of valuation -$0.0178, an expected dividend yield - 0%, expected volatility – 160.41%, risk-free interest rate – 0.51%, and an expected term – 0.13 years.

On December 16, 2020, pursuant to the terms of the SPA, GHS purchased an additional 85 shares of Series B Convertible Preferred Stock for gross proceeds of $85,000. The Company paid $1,700 in selling commissions to complete this financing.

On December 16, 2020 (the date of receipt of cash proceeds of $85,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $106,241, $1,700 as interest expense, $102,000 as Series B Convertible Preferred Stock a mezzanine liability, and $102,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a gain of $20,784 and $45,235 for the three months ended March 31, 2022 and 2021, respectively, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded $3,018 and $3,018 as preferred stock dividend for the three months ended March 31, 2022 and 2021, payable to GHS. Preferred stock dividend payable to GHS was $15,761 and $12,743 as of March 31, 2022 and December 31, 2021, respectively.

The Company valued the fair value using the Black-Scholes option pricing model as of March 31, 2022, with the following assumptions: conversion exercise price - $0.0096, the closing stock price of the Company's common stock on the date of valuation - $0.0178, an expected dividend yield - 0%, expected volatility – 160.41%, risk-free interest rates – 0.51%, and an expected term of 0.21 years.

On February 7, 2022 (the date of receipt of cash proceeds of $51,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $65,025, $14,025 as day one loss on the derivative, $10,200 as interest expense, and $10,200 as Series B Convertible Preferred Stock mezzanine liability, and $61,200 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss of $16,929 for the three months ended March 31, 2022, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded $1,046 as preferred stock dividend for the three months ended March 31, 2022, payable to GHS. Preferred stock dividend payable to GHS was $1,046 as of March 31, 2022. The Company valued the fair value using the Black-Scholes option pricing model at March 31, 2022, with the following assumptions: conversion exercise price - $0.0096, the closing stock price of the Company's common stock on the date of valuation -$0.0172, an expected dividend yield - 0%, expected volatility – 160.35%, risk-free interest rate – 1.63%, and an expected term – 1.35 years.

On March 24, 2022 (the date of receipt of cash proceeds of $136,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $328,422, $192,422 as day one loss on the derivative, $27,200 as interest expense, and $27,200 as Series B Convertible Preferred Stock mezzanine liability, and $163,200 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a gain of $105,194 for the three months ended March 31, 2022, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded $376 as preferred stock dividend payable to GHS for the three months ended March 31, 2022. Preferred stock dividend payable to GHS was $376 as of March 31, 2022. The Company valued the fair value using the Black-Scholes option pricing model at March 31, 2022, with the following assumptions: conversion exercise price - $0.0096, the closing stock price of the Company's common stock on the date of valuation -$0.0172, an expected dividend yield - 0%, expected volatility – 160.35%, risk-free interest rate – 1.63%, and an expected term – 1.63 years.

As a result of receipt of cash proceeds relating to Series B Convertible Preferred Stock, the Company recorded derivative liability of $490,465 and $212,816 at March 31, 2022 and December 31, 2021, respectively. In addition, preferred stock dividend payable was $30,908 and $23,983 at March 31, 2022 and December 31, 2021, respectively.

Warrants

A summary of the status of the Company’s warrants as of March 31, 2022 and 2021, and changes during the three months then ended, is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2020	–	–
Issued	2,868,397	$0.00084	3.4 Years
Exercised	–	–
Expired/Forfeited	–	–
Outstanding at March 31, 2021	2,868,397	$0.00084	3.2 Years

Outstanding at December 31, 2021	–	–
Issued	2,868,397	$0.00084	2.4 Years
Exercised	–	–
Expired/Forfeited	–	–
Outstanding at March 31, 2022	2,868,397	$0.00084	2.2 Years

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this Report, the date the financial statements were available to be issued, noting the following items that would impact the accounting for events or transactions in the current period or require additional disclosure.

On April 4, 2022, the Company executed an unsecured convertible promissory note for a principal amount of $200,000, at an interest rate of 10% per annum, maturing on April 4, 2024, with an original issue discount of $7,500. The principal amount of convertible promissory note is convertible into shares of common stock equal to 3.23% of the fully diluted share capital of the Company as of the conversion date. The Company received a cash consideration of $192,500 on April 4, 2022.

On April 6, 2022, the noteholder of Note B agreed to extend the maturity date of Note B from March 1, 2022 to March 1, 2024 and waiving all events of Default, known or unknown. All other terms of the Secured Convertible Promissory Note remain the same (Note 5).

On April 8, 2022, the Company issued 7,828,223 shares of its common stock for cash consideration of $98,636 and paid sales commissions of $1,973, pursuant to the Equity Financing Agreement.

On May 6, 2022, the Company issued 4,969,077 shares of its common stock for cash consideration of $43,095 and paid sales commissions of $4,310, pursuant to the Equity Financing Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements

Basis of Presentation

The financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the quarterly periods ended March 31, 2021 and 2022 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

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

Results of Operations for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

For the three months ended March 31, 2022 and 2021, the Company did not earn any revenues.

The Company incurred general and administrative expenses (“G&A”) of $167,009 for the three months ended March 31, 2022 as compared to $260,283 for the same comparable period in 2021. The decrease in G&A expenses resulted primarily due to reduction in stock compensation earned by the Officers and Director of $179,235 in the quarter ended March 31, 2021 as compared to $900 in stock compensation expense in 2022. This reduction of expense was offset by an increase in payroll costs of $83,781 during the quarter ended March 31, 2022 as compared to $41,214 for the same comparable period in 2021. The Company recorded a gain of $115,799 due to the change in the fair market value of derivative liabilities during the three months ended March 31, 2022 as compared to a gain of $84,700 for the same comparable period in 2021. The Company recorded a loss on derivatives of $201,943 and $0 for the three months ended March 31, 2022 and 2021, respectively. In addition, the Company recorded a gain of $120,000 on the extinguishment of debt upon agreeing with the note holders to a reduction in the debt conversion price during the three months ended March 31, 2021, whereas, no such gain or loss was recorded for the same comparable period in 2022. The Company recorded an interest expense of $247,372 for the three months ended March 31, 2022 as compared to $121,447 for the same comparable period in 2021. The interest expense increased due to the Company recording increase in the fair market value of the derivative liability to interest expense.

Although we did not generate any revenues during the quarter ended March 31, 2022, we are pleased with the progress we have made.

We continue to gain traction with strategic partners, customers, and potential customers in our key two markets: Smart Manufacturing / Industry 4.0 and Structural Health Monitoring (SHM). These are both high growth markets. Market research shows the worldwide Industry 4.0 market in 2021 was $64.9 billion USD and is projected to be $165.5 billion USD by 2026 (20.6% CAGR).[1] Also, the worldwide Structural Health Monitoring industry was $2.0 billion USD in 2021 and will reach $4.0 billion USD by 2027 (CAGR of 14.6%).[2]

Year to Date Accomplishments in 2022:

•	We have entered into NDAs with an EU Medical Device as a Service Start-up and an EU Electrical Technology Original Equipment Manufacturer. We expect these agreements to lead to new business in due time.

•	We also have entered into an NDA with a Canadian Indoor Air Quality Sensor and IIoT Platform company. An initial collaborative agreement has already been signed with this company at the beginning of our second quarter, and additional collaborations are expected this year.

[1] https://www.marketsandmarkets.com/Market-Reports/industry-4-market-102536746.html

[2] https://www.marketsandmarkets.com/Market-Reports/structural-health-monitoring-market-101431220.html

•	Our Structural Health Monitoring business continues to gather momentum, having signed a contract extension with a New England State’s DOT for Bridge Monitoring.

•	We continue to secure significant and supportive funding.

•	We have hired a new full time Machine Learning Engineer, to expand our focus on the Artificial Intelligence (AI) and Machine Learning (ML) aspects of our business.

We believe the underlying strengths of the Company are still in place: an experienced leadership team; contributions of our new Machine Learning Engineer, a PhD level Machine Learning Algorithms specialist; and strong execution on contracts to date. Those completed contracts to date have produced two successful pilot programs: one on manufacturing operations for our Fortune 500 Pharma customer, and a pilot with a full year of data collection and analysis on our structural health monitoring program for a New England state’s DOT – which has now led to a bridge monitoring contract extension. Our continued focus on high potential growth markets (specifically Biotech, Pharma, and Medical Device Operations, as well as Structural Health Monitoring), have yielded numerous prospects for future growth.

It is anticipated that revenue will be generated in the second quarter of 2022 that will exceed total revenue of 2021. We further expect revenue in the second half of 2022 to exceed the total revenue of 2021. In total, we expect that total revenue for 2022 will exceed that of 2019. This is due to the hard work of the past year that has resulted in two successful pilots, in two of our key target industry verticals. We now have data and algorithms to build strong use cases and marketing collateral that can be leveraged to extend contracts with current customers and win additional contracts with new customers in all targeted industry segments. Also, the strength of the collaboration agreements with both Aingura IIoT, S.G. and Aretas Sensor Networks have substantially bolstered financial stability, added talent breadth and depth, and complimentary industry segment experience. Furthermore, the continued liquidity of our stock has attracted funding opportunities, and access to additional capital has and will enable funding of business development, staff augmentation, and inorganic growth opportunities. Combined with our underlying strengths: experienced leadership; savvy technological talent, and operational execution excellence; we believe these revenue goals are achievable.

Liquidity and Capital Resources

At March 31, 2022, the Company had a cash balance of $189,312, which represents a $142,491 increase from the $46,821 balance at December 31, 2021. This increase was primarily the result of cash provided by the sale of common stock and Series B preferred stock, net of offering costs of $2,277 in the aggregate amount of $299,549 offset by cash used by operating activities of $157,058 to satisfy the requirements of a reporting company and due to acceleration in product development activities. The Company’s working capital at March 31, 2021 was a deficit of $1,445,025, as compared to a December 31, 2021 working capital deficit of $1,108,786.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses from operations of $525,160 and $195,011 for the three months ended March 31, 2022 and 2021, respectively, and has an accumulated deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a going concern qualification in their auditors’ report dated April 14, 2022. Such a going concern qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Clifford L. Emmons, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Emmons, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2022. Based on his evaluation, Mr. Emmons concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Equity Financing Agreement

On November 1, 2021, we entered into an Equity Financing Agreement with GHS Investments, LLC (“GHS”) for an equity line. Although we are not required to sell shares under the Equity Financing Agreement, the Equity Financing Agreement gives us the option to sell to GHS up to $2,500,000 worth of our common stock, in increments, beginning on the first trading day after the effective date of this Registration Statement and ending on the earlier of (i) the date GHS has purchased an aggregate of $2,500,000 of our common stock pursuant to the Equity Financing Agreement, (ii) November 1, 2023, twenty-four months from the date of execution of the Equity Financing Agreement, or (iii) upon mutual termination of the Equity Financing Agreement (the “Open Period”).

During the Open Period, we may, in our sole discretion, deliver a put notice (“Put Notice”) to GHS which shall state the dollar amount requested by us (the “Put Amount”) and number of shares intends to sell to GHS on a designated closing date. The purchase price (the “Purchase Price”) of the common stock sold pursuant to a Put Notice will be set at 90% of the lowest volume-weighted average price of our common stock during the ten consecutive trading day period immediately preceding the date on which we deliver the Put Notice to GHS. We are obligated to deliver a number of shares to GHS equal to Put Amount divided by the Purchase Price in consideration of the payment of the Put Amount.

Pursuant to the Equity Financing Agreement, on January 27, 2022, we and GHS agreed that we would issue and sell to GHS, and GHS would purchase from us, 2,623,138 shares of Common Stock for total proceeds to us, net of discounts, of $11,161, at an effective price of $0.00468 per share (the “First Closing”). We received approximately $10,937 in net proceeds from the First Closing after deducting the fees and other estimated offering expenses payable by us.

Pursuant to the Equity Financing Agreement, on February 18, 2022, we and GHS agreed that we would issue and sell to GHS, and GHS would purchase from us, 3,975,109 shares of Common Stock for total proceeds to us, net of discounts, of $22,117, at an effective price of $0.00612 per share (the “Second Closing”). We received approximately $21,674 in net proceeds from the Second Closing after deducting the fees and other estimated offering expenses payable by us.

Pursuant to the Equity Financing Agreement, on March 9, 2022, we and GHS agreed that we would issue and sell to GHS, and GHS would purchase from us, 1,978,821 shares of Common Stock for total proceeds to us, net of discounts, of $12,177, at an effective price of $0.00675 per share (the “Third Closing”). We received approximately $11,933 in net proceeds from the Third Closing after deducting the fees and other estimated offering expenses payable by us.

Pursuant to the Equity Financing Agreement, on March 24, 2022, we and GHS agreed that we would issue and sell to GHS, and GHS would purchase from us, 8,274,000 shares of Common Stock for total proceeds to us, net of discounts, of $68,374, at an effective price of $0.008264 per share (the “Fourth Closing”). We received approximately $67,006 in net proceeds from the Fourth Closing after deducting the fees and other estimated offering expenses payable by us.

The shares issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. There were $2,277 in sales commissions paid to J.H. Darbie & Co., LLC pursuant to these transactions.

Series B Preferred Stock

On November 19, 2020, pursuant to the terms of a Securities Purchase Agreement dated November 16, 2020, we entered into a preferred equity financing agreement with GHS in the amount of up to $600,000. The agreement provides for GHS’s purchase, from time to time, of up to 600 shares of our newly-designated Series B Convertible Preferred Stock (the “Series B Preferred Stock”).

On February 7, 2022, GHS purchased 51 shares of Series B Preferred Stock for $51,000.

On March 24, 2022, GHS purchased 136 shares of Series B Preferred Stock for $136,000.

These sales were exempt under Rule 506(b) under Regulation D. GHS was an “accredited investor” as defined in Rule 501 under the Securities Act. We did not engage in any general solicitation or advertising in connection with the issuance of the shares of Series B Preferred Stock. Selling commissions in the amount of $3,720 were paid to J.H. Darbie & Co.

Shares Issued for Services

On February 23, 2022, we issued to a consultant for services rendered, pursuant to a consulting agreement, 100,000 shares of common stock.

This sale was exempt under Section 4(a)(2) of the Securities Act. We did not engage in any general solicitation or advertising in connection with the issuance of the shares. No selling commissions were in connection with the issuance of the shares.

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1*	Amendment dated March 14, 2022 to Senior Secured Convertible Promissory Note with Sergey Gogin
10.2*	Amendment dated March 14, 2022 to Senior Secured Convertible Promissory Note with YVSGRAMORAH LLC
31.1*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IIOT-OXYS, Inc.

Date: May 16, 2022	By	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

30