Form 10-Q
period 2022-06-30
IIOT-OXYS, Inc.
filed 2022-08-15
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock on August 10, 2022, was 283,777,948.

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to IIOT-OXYS, Inc., a Nevada corporation, and as applicable to its wholly owned subsidiaries, OXYS Corporation, a Nevada corporation, and HereLab, Inc., a Delaware corporation.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$73,496	$46,821
Accounts receivable, net	27,780	11,280
Prepaid expenses	7,773	7,773
Total Current Assets	109,049	65,874

Note receivable, net of discount of $6,606 as of June 30, 2022 and $0 at December 31, 2021	193,394	–
Intangible assets, net	273,538	298,085

Total Assets	$575,981	$363,959

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$156,800	$161,171
Accrued liabilities	300,436	247,155
Deferred revenue	46,425	46,425
Notes payable, net of discounts of $0 and $57,148 at June 30, 2022 and December 31, 2021, respectively	412,467	233,167
Salaries payable to related parties	285,825	273,926
Shares payable to officers	8,604	–
Unearned interest	15,233	–
Derivative liability	454,408	212,816
Total Current Liabilities	1,680,198	1,174,660

Notes payable	55,000	267,152
Due to stockholders	1,000	1,000
Total Liabilities	1,736,198	1,442,812

Commitments and Contingencies (Note 4)	–	–

Series B convertible preferred stock, 600 shares designated, $0.001 par value, $1,200 stated value; 342 shares and 155 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively. Liquidation Preference $411,400 and $186,000 as of June 30, 2022 and December 31, 2021, respectively	411,400	186,000

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 Par Value, 10,000,000 shares authorized; 25,896 shares and 25,845 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	26	26
Common Stock $0.001 par value, 1,000,000,000 shares authorized; 280,792,951 Shares and 220,254,395 Shares Issued and Outstanding at June 30, 2022 and December 31, 2021, respectively	280,793	220,255
Additional paid in capital	7,103,833	7,059,098
Accumulated deficit	(8,956,269)	(8,544,232)
Total Stockholders' Equity (Deficit)	(1,571,617)	(1,264,853)
Total Liabilities and Stockholders' Equity (Deficit)	$575,981	$363,959

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$16,500	$–	$16,500	$–

Cost of Sales	510	–	510	–

Gross Profit	15,990	–	15,990	–

Operating Expenses
Amortization of intangible assets	12,341	12,341	24,547	24,818
General and administrative	217,621	268,932	384,630	529,215
Total Operating Expenses	229,962	281,273	409,177	554,033

Other Income (Expense)
Gain (Loss) on change in fair value of derivative liability	36,057	105,961	151,856	190,661
Loss on derivatives	–	–	(201,943)	–
Gain (loss) on extinguishment of debt	–	–	–	120,000
Interest income	5,661	–	5,661	–
Interest expense	(16,319)	(110,891)	(263,691)	(232,338)
Total Other Income (Expense)	25,399	(4,930)	(308,117)	78,323

Net Income (Loss) Before Income Taxes	(188,573)	(286,203)	(701,304)	(475,710)

Provision for income tax	–	–	–	–

Net Income (Loss)	$(188,573)	$(286,203)	$(701,304)	$(475,710)

Convertible Preferred Stock Dividend	(12,280)	(5,564)	(24,708)	(11,068)

Net Income (Loss) Attributable to Common Stockholders	$(200,853)	$(291,767)	$(726,012)	$(486,778)

Net Income (Loss) Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding Attributable to Common Stockholders - Basic and Diluted	256,513,245	193,513,228	240,541,359	177,051,217

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

							Total
For the Three Months Ended June 30, 2022					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - April 1, 2022	25,896	$26	237,205,464	$237,206	$6,783,471	$(8,755,416)	$(1,734,712)
Common Stock Issued for Financing Commitments	–	–	32,337,487	32,337	247,202	–	279,539
Sales commissions paid on capital raise	–	–	–	–	(5,591)	–	(5,591)
Common stock issued for conversion of convertible note payables	–	–	11,250,000	11,250	78,750	–	90,000
Net Income (loss)	–	–	–	–	–	(200,853)	(200,853)
Balance - June 30, 2022	25,896	$26	280,792,951	$280,793	$7,103,833	$(8,956,269)	$(1,571,617)

							Total
For the Six Months Ended June 30, 2022					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2021	25,896	$26	220,254,396	$220,255	$7,059,098	$(8,544,232)	$(1,264,853)
Common Stock Issued for Financing Commitments	–	–	49,188,555	49,188	344,177	–	393,365
Sales commissions paid on capital raise	–	–	–	–	(7,867)	–	(7,867)
Common Stock Issued for Services	–	–	100,000	100	800	–	900
Common stock issued for conversion of convertible note payables	–	–	11,250,000	11,250	78,750	–	90,000
Beneficial Conversion Feature Associated with Discounts	–	–	–	–	(371,125)	313,975	(57,150)
Net Loss	–	–	–	–	–	(726,012)	(726,012)
Balance - June 30, 2022	25,896	$26	280,792,951	$280,793	$7,103,833	$(8,956,269)	$(1,571,617)

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

							Total
For the Three Months Ended June 30, 2021					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - March 31, 2021	25,845	$26	178,361,107	$178,362	$5,530,610	$(7,675,689)	$(1,966,691)
Common stock issued for accrued compensation	–	–	2,343,288	2,343	700,643	–	702,986
Common stock sold for cash	–	–	8,900,000	8,900	124,600	–	133,500
Commission paid for raising capital	–	–	–	–	(2,670)	–	(2,670)
Common stock issued for conversion of convertible note payables	–	–	7,500,000	7,500	67,500	–	75,000
Common stock issued for services	–	–	550,000	550	8,150	–	8,700
Net loss	–	–	–	–	–	(291,767)	(291,767)
Balance - June 30, 2021	25,845	$26	197,654,395	$197,655	$6,428,833	$(7,967,456)	$(1,340,942)

							Total
For the Six Months Ended June 30, 2021					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	25,845	$26	145,110,129	$145,111	$4,794,261	$(7,480,678)	$(2,541,280)
Common stock issued for conversion of convertible note payables	–	–	24,350,978	24,351	219,169	–	243,520
Common stock sold for cash	–	–	25,300,000	25,300	354,200	–	379,500
Beneficial conversion feature discount on notes payable	–	–	–	–	360,000	–	360,000
Commission paid for raising capital	–	–	–	–	(7,590)	–	(7,590)
Common stock issued for accrued compensation	–	–	2,343,288	2,343	700,643	–	702,986
Common stock issued for services	–	–	550,000	550	8,150	–	8,700
Net loss	–	–	–	–	–	(486,778)	(486,778)
Balance - June 30, 2021	25,845	$26	197,654,395	$197,655	$6,428,833	$(7,967,456)	$(1,340,942)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(726,012)	$(486,778)
Adjustments to reconcile net loss to net cash used by operating activities
Gain on extinguishment of debt	–	(120,000)
Stock compensation expense for services	900	–
Discount on notes receivable	6,606	–
Amortization of debt discount on notes payable and preferred stock	37,400	187,405
Amortization of intangible assets	24,547	24,818
Changes in Operating Assets and Liabilities
(Increase) in prepaid expense	–	(4,379)
(Increase) in accounts receivable	(16,500)	–
(Decrease) increase in accounts payable	(4,371)	4,437
Increase in accrued liabilities	53,280	56,065
Increase (decrease) in derivative liability	241,591	(190,661)
Increase in unearned interest	15,233	–
Increase in shares payable to related parties	8,604	273,890
Increase (decrease) in salaries payable to related parties	11,899	(139,519)
Net Cash Used By Operating Activities	(346,823)	(394,722)

Cash Flows From Investing
Cash paid for note receivable	(200,000)	–
Cash Used in Investing Activities	(200,000)	–

Cash Flows From Financing Activities
Cash received from sale of common stock	393,365	371,910
Cash payments of offering costs	(7,867)	–
Proceeds from sale of Series B preferred stock	188,000	–
Net Cash Provided By Financing Activities	573,498	371,910

Net Increase in Cash and Cash Equivalents	26,675	(22,812)

Cash and cash equivalents - beginning of period	46,821	103,074

Cash and cash equivalents - end of period	$73,496	$80,262

Supplement Disclosures of Cash Flow Information
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Conversion of convertible notes payable and derivative liabilities	$–	$955,206
Beneficial conversion feature discount on notes payable	$–	$360,000
Effect of adopting ASU-2020-06	$(57,149)	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “its” refers to IIOT-OXYS, Inc., a Nevada corporation, and as applicable to its wholly-owned subsidiaries, OXYS Corporation, a Nevada corporation, and HereLab, Inc., a Delaware corporation.

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

The Company was incorporated in the state of New Jersey on October 1, 2003 under the name of Creative Beauty Supply Corporation and commenced operations as of January 1, 2004. On November 30, 2007, the Board of Directors approved a plan to dispose of its wholesale and retail beauty supply business. On May 18, 2015, the Company changed its name to Gotham Capital Holdings. From January 1, 2009 until July 28, 2017, the Company had no operations. On March 16, 2017, the Board of Directors approved a name change to “IIOT-OXYS, Inc.” and authorized a change of domicile from New Jersey to Nevada.

Impact of COVID-19

During the period ended June 30, 2022, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the quarter ended June 30, 2022 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $1,571,149, used cash flows in operating activities of $346,823, and has an accumulated deficit of $8,956,269 as of June 30, 2022. These factors, among others, raise a substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. These accounting policies conform to Generally Accepted Accounting Principles (“GAAP”) in all material respects and have been consistently applied in preparing the accompanying condensed consolidated financial statements.

Interim Financial Statements

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with GAAP for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2021.

Principles of Consolidation

The consolidated financial statements for June 30, 2022 and 2021, respectively, include the accounts of Company, and its wholly-owned subsidiaries OXYS Corporation and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021. The Company reported a cash balance of $73,496 and $46,821 as of June 30, 2022 and December 31, 2021, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. The Company recorded accounts receivable of $27,780 and $11,280 at June 30, 2022 and December 31, 2021, and no allowance for doubtful accounts was deemed necessary as of June 30, 2022 and December 31, 2021, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents which are generally not collateralized. The Company’s policy is to place its cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to $250,000. At June 30, 2022 and December 31, 2021, the Company had no amounts in excess of the FDIC insurance limit.

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

The Company’s consolidated financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued liabilities, notes payable and related parties payable. The Company believes that the recorded values of all the financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

NOTE 3 - NOTE RECEIVABLE

On April 4, 2022, the Company executed an unsecured convertible promissory note with the principal sum of $200,000 (“Note”) with a company incorporated under the laws of the Province of British Columbia. The Note bears an original issuance discount of $7,500 and matures on April 4, 2024. The interest on the Note will begin to accrue at the rate of 10% per annum from the date of the Note, and will continue to accrue on the outstanding principal until the entire balance is paid or converted into shares of common stock equal to 3.23% of the fully diluted share capital of the borrower on the conversion date. The terms of the Note require the borrower to prepay (i) within 30 days of April 4, 2022, the first twelve months of interest totaling $20,000, and (ii) within six months of April 4, 2022, the interest for the second twelve months under the Note totaling $20,000. The Company will have the right, at its option on the maturity date, to convert all the principal sum into the common stock equal to 3.23% of the fully diluted share capital of the borrower as of the conversion date. On April 4, 2022, the Company paid to the borrower $192,500 and recorded an original issuance discount on note receivable of $7,500. On April 21, 2022, the Company received $20,000 as prepaid interest from the borrower. The Company recorded interest income earned on the Note of $4,767 from April 4, 2022 to June 30, 2022, and interest income of $894 of the original issuance discount of $7,500 amortized ratably for the period April 4 to June 30, 2022. The Company recorded unearned interest of $15,233 and unamortized original debt discount of $6,606 at June 30, 2022.

NOTE 4 - INTANGIBLE ASSETS

The Company’s intangible assets comprise of intellectual property revolving around their field tests, sensor integrations, and board designs. Intangible assets, net of amortization at June 30, 2022 and December 31, 2021 amounted to $273,538 and $298,085, respectively.

	June 30, 2022	December 31, 2021
Intangible Assets	$495,000	$495,000
Accumulated amortization	(221,462)	(196,915)
Intangible Assets, net	$273,538	$298,085

The Company determined that none of its intangible assets were impaired as of June 30, 2022 and December 31, 2021, respectively, Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives of ten years. Amortization expense of finite-lived intangibles was $12,341 and $12,341 for the three months ended June 30, 2022 and 2021, and $24,547 and $24,818 for the six months ended June 30, 2022 and 2021, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 30:

Amortization Expense
2022 (Remainder of the year)	$24,953
2023	49,500
2024	49,500
2025	49,500
2026	49,500
Thereafter	50,584
Total	$273,538

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On June 11, 2020, the Company entered into a Debt Forgiveness Agreement with the CEO, pursuant to which the CEO forgave $185,000 of accrued and unpaid consulting fees owed to him pursuant to his consulting agreement with the Company. On June 12, 2020, the Company entered into an amendment effective January 1, 2020 to the Consulting Agreement with the CEO. The amendment stated that from January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for services performed. Fees may accrue at the discretion of management. At any time, the Consultant shall have the right to convert any accrued and unpaid fees into shares of Common Stock of the Company. The conversion price shall equal 90% multiplied by the market price (representing a discount rate of 10%). On June 4, 2021, the Consulting Agreement of the CEO terminated pursuant to its terms. On June 2, 2022, the Board approved an Employment Agreement with the CEO dated effective April 1, 2022 whereby, the CEO will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the CEO an aggregate of 7,000,000 shares of the Company common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2024. The Company recorded $151,776 and $145,844 in salaries payable to the CEO as of June 30, 2022 and December 31, 2021, respectively.

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

On June 2, 2022, the Board approved an Employment Agreement with the COO/Interim CFO dated effective April 1, 2022 whereby, the officer will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the COO/Interim CFO an aggregate of 7,000,000 shares of the Company common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2024. The Company recorded $134,049 and $145,844 in salaries payable to the CEO as of June 30, 2022 and December 31, 2021, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

The following table summarizes the outstanding balance of convertible notes payable, interest and conversion rates as of June 30, 2022 and December 31, 2021, respectively.

		June 30, 2022	December 31, 2021

A.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at $0.008 per share. The balance of principal and accrued and unpaid interest is payable on maturity on March 1, 2023, unless automatically extended for one-year periods if no Event of Default is existing. The note is secured by substantially all the assets of the Company.	$205,000	$295,000

B.	Convertible note payable to an investor with interest at 5% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable annually with the balance of principal and interest due on maturity on March 1, 2024. The note is secured by substantially all the assets of the Company.	55,000	55,000

D.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at $0.008 per share. The balance of principal and accrued and unpaid interest is payable on March 1, 2023, unless automatically extended for one-year periods if no Event of Default is existing. The note is secured by substantially all the assets of the Company.	50,000	50,000

E.	Convertible notes payable to a related party with interest at 12% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on August 2, 2024. The notes are secured by substantially all the assets of the Company.	125,000	125,000

F.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.01 per share. Principal and interest due on maturity on April 29, 2023.	33,167	33,167

G.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.0099 per share. Note was issued as payment for future fees to be incurred under the related Equity Financing Agreement. Principal and interest due on maturity on April 29, 2023.	75,000	75,000

		543,167	633,167
	Less: deferred financing costs	(75,700)	(75,700)
	Less unamortized discount	–	(57,148)
	Net balance	467,467	500,319
	Less current portion	(412,467)	(233,167)
	Long term portion	$55,000	$267,152

A. January 18, 2018 Convertible Note and Warrants (“Note A”)

On March 14, 2022, the noteholder of Note A agreed to extend the maturity date of March 1, 2022 of the Senior Secured Convertible Promissory Note to March 1, 2023, in exchange for the reduction of the conversion price to $0.008 per share, and all prior Events of Default (as defined in the Note A) including penalties were waived, and all future Events of Default (as defined in the Note A) pertaining to the future payment of interest were waived through maturity. On May 23, 2022, the noteholder of Note A converted $90,000 of the principal note balance into 11,250,000 shares of the Company’s common stock at the conversion price of $0.008 per share (Note 9).

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

In addition, the Company recorded interest expense of $7,701 and $16,430 for the three months and six months ended June 30, 2022 compared to interest expense of $11,589 and $26,630 for the same comparable periods of 2021. Accrued interest payable on Note A was $147,467 and $131,036 as of June 30, 2022 and December 31, 2021, respectively.

The principal balance payable on Note A amounted to $205,000 and $295,000 on June 30, 2022 and December 31, 2021, respectively.

B. January 2019 Convertible Note and Warrants (“Note B”)

Effective March 1, 2021, the noteholder of Note B agreed to extend the maturity date of March 1, 2022 of the Senior Secured Convertible Promissory Note to March 1, 2024, and all prior Events of Default (as defined in the Note B) including penalties were waived, and all other terms of the Note B remain the same (Note 9).

The Company recorded interest expense of $678 and $1,364 on Note B for the three months and six months ended June 30, 2022 compared to interest expense of $686 and $1,364 for the same comparable periods of 2021. Accrued interest payable on Note B was $9,455 and $8,092 as of June 30, 2022 and December 31, 2021, respectively. The principal balance payable on Note B amounted to $55,000 and $55,000 on June 30, 2022 and December 31, 2021, respectively. The Note B matures on March 1, 2024.

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

 The Company recorded interest expense of $1,496 and $2,975 on Note D for the three months and six months ended June 30, 2022 compared to interest expense of $1,496 and $3,090 for the same comparable periods of 2021. Accrued interest payable on Note D was $17,673 and $14,698 as of June 30, 2022 and December 31, 2021, respectively. The principal balance payable on Note D amounted to $50,000 on June 30, 2022 and December 31, 2021, respectively.

E. August 2019 Convertible Note and Warrants (“Note E”)

On August 2, 2021, the noteholder of Note E agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to August 2, 2024. All other terms and conditions of the Note E remain the same.

The Company recorded interest expense of $3,740 and $7,438 on Note E for the three months and six months ended June 30, 2022 compared to interest expense of $3,740 and $7,438 for the same comparable periods of 2021. Accrued interest payable on Note E was $41,128 and $14,698 as of June 30, 2022 and December 31, 2021, respectively. The principal balance payable on Note E amounted to $125,000 and $125,000 on June 30, 2022 and December 31, 2021, respectively. The maturity date of the Note E is August 2, 2024.

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

The Company recorded interest expense of $827 and $1,645 on Note F for the three months and six months ended June 30, 2022 compared to interest expense of $827 and $2,231 for the same comparable periods of 2021. Accrued interest payable on Note F was $3,357 and $1,712 as of June 30, 2022 and December 31, 2021, respectively. The principal balance payable on Note F amounted to $33,167 on June 30, 2022 and December 31, 2021, respectively.

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

The Company recorded interest expense of $1,870 and $3,719 on Note G for the three months and six months ended June 30, 2022 compared to interest expense of $1,870 and $3,719 for the same comparable periods of 2021. Accrued interest payable on Note G was $13,459 and $9,740 as of June 30, 2022 and December 31, 2021, respectively. The principal balance payable of Note G amounted to $75,000 at June 30, 2022 and December 31, 2021, respectively.

NOTE 7 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Net loss attributable to common stockholders (basic)	$(200,853)	$(291,767)

Shares used to compute net loss per common share, basic and diluted	256,513,245	193,513,228

Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.00)

	Six Months Ended June 30,
	2022	2021
Net loss attributable to common stockholders (basic)	$(726,012)	$(486,778)

Shares used to compute net loss per common share, basic and diluted	240,541,359	177,051,217

Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.00)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the six months ended June 30, 2022 and 2021, respectively, because their inclusion would be anti-dilutive:

	As of June 30,
	2022	2021
Warrants to purchase common stock	2,868,397	2,868,397
Potentially issuable shares related to convertible notes payable	345,292,946	323,375,689
Potentially issuable vested shares to directors and officers	1,015,215	1,209,000
Potentially issuable unvested shares to directors and officers	13,252,075	1,200,000
Potentially issuable vested shares to a consultant	–	150,000
Potentially issuable unvested shares to a consultant	–	300,000
Total anti-dilutive common stock equivalents	362,428,633	329,103,086

NOTE 8 - RELATED PARTIES

At June 30, 2022 and December 31, 2021, respectively, the amount due to two stockholders was $1,000 relating to depositing funds for opening bank accounts for the Company.

The Company executed an operating lease to rent its current office facility from a stockholder on a month-to-month basis at a monthly rent of $250 starting January 1, 2020. The Company recorded rent expense of $750 and $1,500 for the three months and six months ended June 30, 2022 and 2021, respectively. The Company has recorded $250 and $750 of rent payable to the stockholder in accounts payable as of June 30, 2022 and December 31, 2021, respectively.

NOTE 9 - STOCKHOLDERS' EQUITY

The Company has an authorized capital of 1,000,000,000 shares, $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock at June 30, 2022. The Company has 280,792,951 shares and 220,254,396 shares of common stock, and 25,896 shares and 25,845 shares of preferred stock, issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.

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

On February 24, 2021, the Company entered into a Common Stock Purchase Agreement with an investor pursuant to which the investor agreed to purchase up to $5,000,000 of the Company’s registered common stock at $0.015 per share. Pursuant to the Agreement, purchases may be made by the Company during the Commitment Period (as defined in the Agreement) through the submission of a purchase notice to the investor no sooner than ten business days after the preceding closing. No purchase notice can be made in an amount less than $10,000 or greater than $500,000 or greater than two times the average of the daily trading dollar volume for the Company’s common stock during the ten business days preceding the purchase date. Each purchase notice is limited to the investor beneficially owning no more than 4.99% of the total outstanding common stock of the Company at any given time. There are certain conditions precedent to each purchase including, among others, an effective registration statement in place and the VWAP of the closing price of the Company’s common stock greater than $0.0175 for the Company's common stock during the five business days prior to the closing. From January 27, 2022 to June 24, 2022, the investor purchased 49,188,555 shares of common stock for a cash consideration of $393,365. The shares sold to the investor were valued at 80% of the lowest traded price of common stock during the ten consecutive days preceding the relevant purchase date.

On February 23, 2022, the Company issued to a consultant for services rendered, pursuant to a consulting agreement, 100,000 shares of common stock valued at the fair market price on the date of issuance of $900.

On May 23, 2022, the noteholder of Note A converted $90,000 of the principal note balance into 11,250,000 shares of the Company’s common stock at the agreed conversion price of $0.008 per share (Note 6).

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

On March 11, 2019, the Board of Directors of the Company approved the 2019 Stock Incentive Plan (the “2019 Plan”). Awards may be made under the 2019 Plan for up to 5,000,000 shares of common stock of the Company. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the 2019 Plan. No awards can be granted under the 2019 Plan after the expiration of 10 years from the plan approval but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards.

On March 18, 2022, the Board of Directors approved and adopted the 2022 Stock Incentive Plan (the “2022 Plan”). Awards may be made under the 2022 Plan for up to 20,000,000 shares of common stock of the Company, subject to adjustment as to the number and kind of shares awarded. Only employees and directors of the Company or an Affiliated company are eligible to receive Incentive Options under the 2022 Plan. The Company awarded 7,000,000 shares of the Company’s common stock to an officer and 7,000,000 shares of common stock to a director of the Company (see Note 4) vesting 1,500,000 shares vesting on the first anniversary on the date of issuance, 2,500,000 shares vesting on the second anniversary of the date of issuance, and 3,000,000 shares on the third anniversary of the date of issuance. The common shares vested pursuant to the 2022 Plan amounted to 747,925 shares at June 30, 2022 and the remaining 13,252,055 remain unvested as of that date. For the three months ended June 30, 2022, the Company recorded $8,604 as stock compensation expense for the 747,925 shares vested at an average per share price of $0.01150 for the three months ended June 30, 2022.

Shares earned and issued related to the consulting agreements are issued under the 2017 Stock Incentive Plan and the 2019 Stock Incentive Plan (Note 4). Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange.

A summary of the status of the Company’s non-vested shares as of June 30, 2022 and 2021, and changes during the six months period then ended, is presented below:

2022 Plan	Non-vested Shares of Common Stock	Weighted Average Fair Value
Balance at December 31, 2021	–	$–
Awarded	14,000,000	–
Vested	(747,945)	0.0115
Forfeited	–	–
Balance at June 30, 2022	13,252,055	$–

2017 Plan and 2019 Plan
Balance at December 31, 2020	3,600,000	$0.30
Awarded	–	–
Vested	(2,400,000)	0.30
Forfeited	–	–
Balance at June 30, 2021	1,200,000	$0.30

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

The Company had 25,896 shares of preferred stock issued and outstanding at June 30, 2022 and December 31, 2021, respectively.

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

On November 19, 2020 (the date of receipt of cash proceeds of $45,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $103,267, $58,267 as day one loss on the derivative, $39,000 as interest expense, and $39,000 as Series B Convertible Preferred Stock mezzanine liability, and $84,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss of $14,922 and a gain of $47,502 for the three months ended June 30, 2022 and 2021, respectively, and recorded a gain of $3,147 and a gain of $86,966 for the six months ended June 30, 2022 and 2021, respectively, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded $2,513 and $2,513 as preferred stock dividend for the three months ended June 30, 2022 and 2021, and $4,999 and $4,999 for the six months ended June 30, 2022 and 2021, respectively, payable to GHS. Preferred stock dividend payable to GHS was $16,238 and $11,240 as of June 30, 2022 and December 31, 2021, respectively.

On December 16, 2020, pursuant to the terms of the SPA, GHS purchased an additional 85 shares of Series B Convertible Preferred Stock for gross proceeds of $85,000. The Company paid $1,700 in selling commissions to complete this financing.

On December 16, 2020 (the date of receipt of cash proceeds of $85,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $106,241, $1,700 as interest expense, $102,000 as Series B Convertible Preferred Stock a mezzanine liability, and $102,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss of $11,897 and a gain of $58,471 for the three months ended June 30, 2022 and 2021, respectively, and recorded a gain of $8,887 and $103,706 for six months ended June 30, 2022 and 2021, respectively. in connection with the change in fair market value of the derivative liability. In addition, the Company recorded $3,052 and $3,052 as preferred stock dividend for the three months ended June 30, 2022 and 2021, and $6,070 and $6,070 for the six months ended June 30, 2022 and 2021, respectively, payable to GHS. Preferred stock dividend payable to GHS was $18,813 and $12,743 as of June 30, 2022 and December 31, 2021, respectively.

On February 7, 2022 (the date of receipt of cash proceeds of $51,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $65,025, $14,025 as day one loss on the derivative, $10,200 as interest expense, and $10,200 as Series B Convertible Preferred Stock mezzanine liability, and $61,200 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a gain of $15,870 for the three months ended June 30, 2022, and a loss of $1,059 for the six months ended June 30, 2022, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded $1,831 as preferred stock dividend for the three months ended June 30, 2022, and $2,877 as preferred dividend for the six months ended June 30, 2022, payable to GHS. Preferred stock dividend payable to GHS was $2,877 as of June 30, 2022.

On March 24, 2022 (the date of receipt of cash proceeds of $136,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $328,422, $192,422 as day one loss on the derivative, $27,200 as interest expense, and $27,200 as Series B Convertible Preferred Stock mezzanine liability, and $163,200 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a gain of $47,006 and $152,200 for the three months and six months ended June 30, 2022, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded preferred stock dividend of $4,883 and $5,259 for the three months and six months ended June 30, 2022 payable to GHS. Preferred stock dividend payable to GHS was $5,259 as of June 30, 2022.

The Company valued the fair value using the Black-Scholes option pricing model at June 30, 2022, with the following assumptions: conversion exercise price - $0.005, the closing stock price of the Company's common stock on the date of valuation -$0.007, an expected dividend yield - 0%, expected volatility – 176.91%, risk-free interest rate – 2.80%, and an expected term – 1.5 years.

As a result of receipt of cash proceeds relating to Series B Convertible Preferred Stock, the Company recorded derivative liability of $454,408 and $212,816 at June 30, 2022 and December 31, 2021, respectively. In addition, preferred stock dividend payable was $43,187 and $23,983 at June 30, 2022 and December 31, 2021, respectively.

Warrants

A summary of the status of the Company’s warrants as of June 30, 2022 and 2021, and changes during the three months then ended, is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2020	–	–
Issued	2,868,397	$0.00084	3.4 Years
Exercised	–	–
Expired/Forfeited	–	–
Outstanding at June 30, 2021	2,868,397	$0.00084	3.0 Years

Outstanding at December 31, 2021	–	–
Issued	2,868,397	$0.00084	2.4 Years
Exercised	–	–
Expired/Forfeited	–	–
Outstanding at June 30, 2022	2,868,397	$0.00084	2.0 Years

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this Report, the date the financial statements were available to be issued, noting the following items that would impact the accounting for events or transactions in the current period or require additional disclosure.

On July 28, 2022, the Company issued 2,984,997 shares of its common stock for cash consideration of $12,211 and paid sales commissions of $244, pursuant to the Equity Financing Agreement.

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

The financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the quarterly periods ended June 30, 2021 and 2022 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

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

Results of Operations for the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

The Company reported $16,500 and $0 in service revenues with cost of sales of $510 and $0 for the three months ended June 30, 2022 and 2021, respectively.

The Company incurred general and administrative expenses (“G&A”) of $217,621 for the three months ended June 30, 2022 as compared to $268,932 for the same comparable period in 2021. The net decrease of $51,311 in G&A expenses resulted primarily due to reduction in professional fees paid to consultants of $97,157 offset by an increase in payroll and stock compensation earned by the Officers and Director of $33,692. The Company recorded a gain of $36,057 due to the change in the fair market value of derivative liabilities during the three months ended June 30, 2022 as compared to a gain of $105,961 for the same comparable period in 2021. The Company recorded interest income of $5,661 for the three months ended June 30, 2022 due to the unsecured promissory note extended to a third party earning 10% interest per annum compared to $0 interest earned in the comparable period of 2021. The Company recorded an interest expense of $16,319 for the three months ended June 30, 2022 as compared to $110,891 for the same comparable period in 2021. The interest expense decreased because the Company did not record any amortization of debt discount during the quarter ended June 30, 2022 as compared to recording $90,684 in amortization of debt discounts to interest expense during the quarter ended June 30, 2021.

Results of Operations for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

The Company recorded $16,500 and $0 of revenues and $510 and $0 in cost of sales during the six months ended June 30, 2022 and 2021, respectively.

The Company incurred general and administrative expenses (“G&A”) of $384,630 for the six months ended June 30, 2022 as compared to $529,215 for the same comparable period in 2021. The decrease in G&A expenses resulted primarily due to reduction in professional and consulting fees of $268,757 in the six months ended June 30, 2022 as compared to the same comparable period in 2021. This reduction of expense was offset by an increase in payroll costs of $102,669 during the six months ended June 30, 2022 as compared to the same comparable period in 2021. The Company recorded a gain of $151,856 due to the change in the fair market value of derivative liabilities during the six months ended June 30, 2022 as compared to a gain of $190,661 for the same comparable period in 2021. The Company recorded a loss on derivatives of $201,943 and $0 for the six months ended June 30, 2022 and 2021, respectively, due to the change in mark to market of the fair value of derivative liabilities. In addition, the Company recorded a gain of $120,000 on the extinguishment of debt upon agreeing with the note holders to a reduction in the debt conversion price during the six months ended June 30, 2021, whereas, no such gain or loss was recorded for the same comparable period in 2022. The Company recorded an interest income of $5,661 for the six months ended June 30, 2022 as compared to $0 for the same comparable period in 2021. The Company recorded interest expense of $263,691 and $232,338 for the six months ended June 30, 2022 and 2021, respectively. The interest expense increased due to the Company recording increase in the fair market value of the derivative liability to interest expense.

Our revenue for the quarter ending June 30, 2022 exceeded the total revenue for 2021, as was anticipated in our Quarterly Report on Form 10-Q for the first quarter of 2022.

We continue to gain traction with strategic partners, customers, and potential customers in our key two markets: Smart Manufacturing / Industry 4.0 and Structural Health Monitoring (SHM). These are both high growth markets. Market research shows the worldwide Industry 4.0 market in 2021 was $64.9 billion USD and is projected to be $165.5 billion USD by 2026 (20.6% CAGR).1  Also, the worldwide Structural Health Monitoring industry was $2.0 billion USD in 2021 and will reach $4.0 billion USD by 2027 (CAGR of 14.6%).2 Through our collaborations with Aretas Sensor Networks, we have access to a third market, Indoor Air Quality Monitors, which is estimated at $3.7 billion USD in 2020 and projected to reach $6.4 billion USD in 2027, growing at 8.2% CAGR.3

Year to Date Accomplishments in 2022:

•	We announced in the first quarter that we entered into an NDA with an EU Electrical Technology Original Equipment Manufacturer. Collaborative discussions continue and we expect this agreement to lead to new business in due time.

•	The Canadian Indoor Air Quality Sensor and IIoT Platform company, Aretas Sensor Networks, with whom we entered into an NDA in the first quarter, continues to progress as well. In addition to the initial collaborative agreement signed in the first quarter, we signed an algortihm development contract in the second quarter and continue to explore additional collaborations expected this year.

•	Our Structural Health Monitoring business continues to gather momentum, receiving a contract extension with a New England State’s DOT for Bridge Monitoring announced in the first quarter for monitoring throughout the second quarter. A proposal for monitoring and equipment upgrades for the 2022 to 2023 fiscal year was submitted in the second quarter, and we anticipate its approval in the second half of 2022.

•	We continue to secure significant and supportive funding.

•	Our full time Machine Learning Engineer, hired in the first quarter, continues to expand our focus on the Artificial Intelligence (AI) and Machine Learning (ML) aspects of our business

•	Our CEO, Cliff Emmons, and COO, Karen McNemar, both renewed their employment contracts in June, ensuring stable experienced leadership focused on long-term growth.

1 https://www.marketsandmarkets.com/Market-Reports/industry-4-market-102536746.html

2 https://www.marketsandmarkets.com/Market-Reports/structural-health-monitoring-market-101431220.html

3 https://www.reportlinker.com/p05957040/Global-Indoor-Air-Quality-Monitors-Industry.html

We believe the underlying strengths of the Company are gathering momentum for expected growth: an experienced leadership team; contributions of our new Machine Learning Engineer, a PhD level Machine Learning Algorithms specialist; strong execution on contracts to date; and a steady focus on prospecting, submitting proposals, and securing Proof of Concepts (POCs).  Those completed contracts to date have produced two successful pilot programs: one on manufacturing operations for our Fortune 500 Pharma customer, and a pilot with a full year of data collection and analysis on our structural health monitoring program for a New England state’s DOT – which has now led to a bridge monitoring contract extension. Our continued focus on high potential growth markets (specifically Biotech, Pharma, and Medical Device Operations, Structural Health Monitoring, and Indoor Air Quality), have yielded numerous prospects for future growth. Specifically, we secured an AI – Machine Learning sub-contract and initiated a POC for IAQ strategic partner in this quarter.

It is anticipated that the momentum of the second quarter’s revenue will continue into the third quarter and the second half of the year. We expect that our third quarter revenue will match or exceed this quarter’s revenues, and revenue for the second half of 2022 will exceed that generated in the first half of 2022. In total, we expect that total revenue for 2022 will exceed that of 2019. This is due to the hard work of the past year that has resulted in two successful pilots, in two of our key target industry verticals. We now have data and algorithms to build strong use cases and marketing collateral that can be leveraged to extend contracts with current customers and win additional contracts with new customers in all targeted industry segments. Also, the strength of the collaboration agreements with both Aingura IIoT, S.G. and Aretas Sensor Networks have substantially bolstered financial stability, added talent breadth and depth, and complimentary industry segment experience. Furthermore, the continued liquidity of our stock has attracted funding opportunities, and access to additional capital has and will enable funding of business development, intellectual property development, staff augmentation, and inorganic growth opportunities. Combined with our underlying strengths: experienced leadership; savvy technological talent, and operational execution excellence; we believe these revenue goals are achievable.

Liquidity and Capital Resources

At June 30, 2022, the Company had a cash balance of $73,496, which represents a $26,675 increase from the $46,821 balance at December 31, 2021. This increase was primarily the result of cash provided by the sale of common stock and Series B preferred stock (net of offering costs of $7,867) in the aggregate amount of $573,498, offset by net cash used in operating activities of $346,823 to satisfy the requirements of a reporting company and due to acceleration in product development activities. The Company’s working capital at June 30, 2022 was a deficit of $1,571,149, as compared working capital deficit of $1,108,786 at December 31, 2021.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses from operations of $726,012 for the six months ended June 30, 2022, and has an accumulated deficit of $8,956,269 at June 30, 2022, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Clifford L. Emmons, who serves as our principal executive officer, and to the Company’s Interim Chief Financial Officer, Karen McNemar, who serves as our principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Emmons and Ms. McNemar, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2022. Based on their evaluation, Mr. Emmons and Ms. McNemar concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Pursuant to the Equity Financing Agreement, on April 8, 2022, we and GHS agreed that we would issue and sell to GHS, and GHS would purchase from us, 7,828,223 shares of Common Stock for total proceeds to us, net of discounts, of $98,636, at an effective price of $0.0126 per share (the “Fifth Closing”). We received approximately $96,663 in net proceeds from the Fifth Closing after deducting the fees and other estimated offering expenses payable by us.

Pursuant to the Equity Financing Agreement, on May 6, 2022, we and GHS agreed that we would issue and sell to GHS, and GHS would purchase from us, 4,969,077 shares of Common Stock for total proceeds to us, net of discounts, of $43,096, at an effective price of $0.00954 per share (the “Sixth Closing”). We received approximately $38,786 in net proceeds from the Sixth Closing after deducting the fees and other estimated offering expenses payable by us.

Pursuant to the Equity Financing Agreement, on May 23, 2022, we and GHS agreed that we would issue and sell to GHS, and GHS would purchase from us, 9,182,866 shares of Common Stock for total proceeds to us, net of discounts, of $80,392, at an effective price of $0.008754545 per share (the “Seventh Closing”). We received approximately $78,784 in net proceeds from the Seventh Closing after deducting the fees and other estimated offering expenses payable by us.

Pursuant to the Equity Financing Agreement, on June 8, 2022, we and GHS agreed that we would issue and sell to GHS, and GHS would purchase from us, 4,004,600 shares of Common Stock for total proceeds to us, net of discounts, of $30,144, at an effective price of $0.008264 per share (the “Eighth Closing”). We received approximately $29,541 in net proceeds from the Eighth Closing after deducting the fees and other estimated offering expenses payable by us.

Pursuant to the Equity Financing Agreement, on June 24, 2022, we and GHS agreed that we would issue and sell to GHS, and GHS would purchase from us, 6,352,721 shares of Common Stock for total proceeds to us, net of discounts, of $27,273, at an effective price of $0.0047223 per share (the “Ninth Closing”). We received approximately $26,727 in net proceeds from the Ninth Closing after deducting the fees and other estimated offering expenses payable by us.

The shares issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. There were $9,038 in sales commissions paid to J.H. Darbie & Co., LLC pursuant to these transactions.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IIOT-OXYS, Inc.

Date: August 15, 2022	By	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By	/s/ Karen McNemar
Karen McNemar, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

