Form 10-Q
period 2022-09-30
IIOT-OXYS, Inc.
filed 2022-11-14
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock on November 9, 2022, was 321,578,761.

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to IIOT-OXYS, Inc., a Nevada corporation, and as applicable to its wholly owned subsidiaries, OXYS Corporation, a Nevada corporation, and HereLab, Inc., a Delaware corporation.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$34,284	$46,821
Accounts receivable	16,380	11,280
Prepaid expenses	7,773	7,773
Total Current Assets	58,437	65,874

Note receivable, net of discount of $5,661 as of September 30, 2022 and $0 at December 31, 2021, respectively	194,339	–
Intangible assets, net	261,062	298,085

Total Assets	$513,838	$363,959

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$159,583	$161,171
Accrued liabilities	327,554	247,155
Deferred revenue	46,425	46,425
Notes payable, net of discounts of $0 and $57,148 at September 30, 2022 and December 31, 2021, respectively	363,167	233,167
Salaries payable to related parties	284,452	273,926
Shares payable to officers	12,221	–
Unearned interest	10,192	–
Derivative liability	328,839	212,816
Total Current Liabilities	1,532,433	1,174,660

Notes payable	104,300	267,152
Due to stockholders	1,000	1,000
Total Liabilities	1,637,733	1,442,812

Commitments and Contingencies (Note 4)

Series B convertible preferred stock, 600 shares designated, $0.001 par value, $1,200 stated value; 342 shares and 155 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively. Liquidation Preference $410,400 and $186,000 as of September 30, 2022 and December 31, 2021, respectively	410,400	186,000

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 Par Value, 10,000,000 shares authorized; 25,896 shares and 25,845 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	26	26
Common Stock $0.001 par value, 1,000,000,000 shares authorized; 309,083,423 Shares and 220,254,395 Shares Issued and Outstanding at September 30, 2022 and December 31, 2021, respectively	309,083	220,255
Additional paid in capital	7,162,069	7,059,098
Accumulated deficit	(9,005,473)	(8,544,232)
Total Stockholders' Equity (Deficit)	(1,534,295)	(1,264,853)

Total Liabilities and Stockholders' Equity (Deficit)	$513,838	$363,959

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenues	$23,003	$5,280	$39,503	$5,280

Cost of Sales	5,140	1,275	5,650	1,275

Gross Profit	17,863	4,005	33,853	4,005

Operating Expenses
Amortization of intangible assets	12,477	12,477	37,023	37,295
General and administrative	158,818	208,531	543,449	737,746
Total Operating Expenses	171,295	221,008	580,472	775,041

Other Income (Expense)
Gain (Loss) on change in fair value of derivative liability	125,568	(18,103)	277,424	172,558
Loss on derivatives	(5,504)	–	(207,447)	–
Gain (loss) on extinguishment of debt	–	–	–	120,000
Interest income	5,986	–	11,647	–
Interest expense	(14,913)	(100,701)	(278,605)	(333,039)
Other income	–	10,000	–	10,000
Total Other Income (Expense)	111,137	(108,804)	(196,981)	(30,481)

Net Income (Loss) Before Income Taxes	(42,295)	(325,807)	(743,600)	(801,517)

Provision for income tax	–	–	–	–

Net Income (Loss)	$(42,295)	$(325,807)	$(743,600)	$(801,517)

Convertible Preferred Stock Dividend	(6,909)	(5,626)	(31,617)	(16,694)

Net Income (Loss) Attributable to Common Stockholders	$(49,204)	$(331,433)	$(775,217)	$(818,211)

Net Income (Loss) Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding Attributable to Common Stockholders - Basic and Diluted	287,269,793	209,650,048	256,358,480	188,036,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

For the three months ended September 30, 2022

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance - June 30, 2022	25,896	$26	280,792,951	$280,793	$7,103,833	$(8,956,269)	$(1,571,617)
Common Stock Issued for Financing Commitments	–	–	28,290,472	28,290	60,002	–	88,292
Sales commissions paid on capital raise	–	–	–	–	(1,766)	–	(1,766)
Net loss	–	–	–	–	–	(49,204)	(49,204)
Balance - September 30, 2022	25,896	$26	309,083,423	$309,083	$7,162,069	$(9,005,473)	$(1,534,295)

For the nine months ended September 30, 2022

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance - December 31, 2021	25,896	$26	220,254,396	$220,255	$7,059,098	$(8,544,232)	$(1,264,853)
Common Stock Issued for Financing Commitments	–	–	77,479,027	77,478	404,179	–	481,657
Sales commissions paid on capital raise	–	–	–	–	(9,633)	–	(9,633)
Common Stock Issued for Services	–	–	100,000	100	800	–	900
Common stock issued for conversion of convertible note payables	–	–	11,250,000	11,250	78,750	–	90,000
Beneficial Conversion Feature Associated with Discounts	–	–	–	–	(371,125)	313,976	(57,149)
Net Loss	–	–	–	–	–	(775,217)	(775,217)
Balance - September 30, 2022	25,896	$26	309,083,423	$309,083	$7,162,069	$(9,005,473)	$(1,534,295)

For the three months ended September 30, 2021

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance - June 30, 2021	25,845	$26	197,654,395	$197,655	$6,428,833	$(7,967,456)	$(1,340,942)
Common stock issued for conversion of convertible note payables	–	–	8,000,000	8,000	72,000	–	80,000
Common stock sold for cash	–	–	10,200,000	10,200	142,800	–	153,000
Commission paid for raising capital	–	–	–	–	(3,060)	–	(3,060)
Net loss	–	–	–	–	–	(331,433)	(331,433)
Balance - September 30, 2021	25,845	$26	215,854,395	$215,855	$6,640,573	$(8,298,889)	$(1,442,435)

For the nine months ended September 30, 2021

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance - December 31, 2020	25,845	$26	145,110,129	$145,111	$4,794,261	$(7,480,678)	$(2,541,280)
Common stock issued for conversion of convertible note payables	–	–	32,350,978	32,351	291,169	–	323,520
Common stock sold for cash	–	–	35,500,000	35,500	497,000	–	532,500
Beneficial conversion feature discount on notes payable	–	–	–	–	360,000	–	360,000
Commission paid for raising capital	–	–	–	–	(10,650)	–	(10,650)
Common stock issued for accrued compensation	–	–	2,343,288	2,343	700,643	–	702,986
Common stock issued for services	–	–	550,000	550	8,150	–	8,700
Net loss	–	–	–	–	–	(818,211)	(818,211)
Balance - September 30, 2021	25,845	$26	215,854,395	$215,855	$6,640,573	$(8,298,889)	$(1,442,435)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(775,217)	$(818,211)
Adjustments to reconcile net loss to net cash used by operating activities
Gain on extinguishment of debt	–	(120,000)
Stock compensation expense for services	900	–
Discount on notes receivable	5,661	–
Amortization of debt discount on notes payable and preferred stock	37,400	269,734
Amortization of intangible assets	37,023	37,295
Changes in Operating Assets and Liabilities
(Increase) in prepaid expense	–	(5,346)
(Increase) in accounts receivable	(5,100)	(5,280)
(Decrease) increase in accounts payable	(1,588)	10,167
Increase in accrued liabilities	80,398	84,755
Increase (decrease) in derivative liability	116,023	(172,558)
Increase in unearned interest	10,192	–
Increase in shares payable to related parties	12,221	333,950
Increase (decrease) in salaries payable to related parties	10,526	(136,417)
Net Cash Used By Operating Activities	(471,561)	(521,911)

Cash Flows From Investing
Cash paid for note receivable	(200,000)	–
Cash Used in Investing Activities	(200,000)	–

Cash Flows From Financing Activities
Cash received from sale of common stock	481,657	521,850
Cash payments of offering costs	(9,633)	–
Cash received from sale of Series B preferred stock	187,000	–
Net Cash Provided By Financing Activities	659,024	521,850

Net Decrease in Cash and Cash Equivalents	(12,537)	(61)

Cash and Cash Equivalents - Beginning of Period	46,821	103,074

Cash and Cash Equivalents - End of Period	$34,284	$103,013

Supplement Disclosures of Cash Flow Information
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Conversion of convertible notes payable and derivative liabilities	$–	$1,035,206
Beneficial conversion feature discount on notes payable	$–	$360,000
Effect of adopting ASU-2020-06	$57,149	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022 and 2021

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

Impact of COVID-19

During the period ended September 30, 2022, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the quarter ended September 30, 2022 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $1,473,996, used cash flows in operating activities of $471,561, and has an accumulated deficit of $9,005,473 as of September 30, 2022. These factors, among others, raise a substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the Company will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations for the next twelve months by generating cash through additional borrowings and/or sale of equity securities, as needed. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Principles of Consolidation

The consolidated financial statements for September 30, 2022 and 2021, respectively, include the accounts of Company, and its wholly-owned subsidiaries OXYS Corporation and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021. The Company reported a cash balance of $34,284 and $46,821 as of September 30, 2022 and December 31, 2021, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. The Company recorded accounts receivable of $16,380 and $11,280 at September 30, 2022 and December 31, 2021, and no allowance for doubtful accounts was deemed necessary as of September 30, 2022 and December 31, 2021, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents which are generally not collateralized. The Company’s policy is to place its cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to $250,000. At September 30, 2022 and December 31, 2021, the Company had no amounts in excess of the FDIC insurance limit.

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

NOTE 3 - NOTE RECEIVABLE

On April 4, 2022, the Company executed an unsecured convertible promissory note with the principal sum of $200,000 (“Note”) with a company incorporated under the laws of the Province of British Columbia. The Note bears an original issuance discount of $7,500 and matures on April 4, 2024. The interest on the Note will begin to accrue at the rate of 10% per annum from the date of the Note, and will continue to accrue on the outstanding principal until the entire balance is paid or converted into shares of common stock equal to 3.23% of the fully diluted share capital of the borrower on the conversion date. The terms of the Note require the borrower to prepay (i) within 30 days of April 4, 2022, the first twelve months of interest totaling $20,000, and (ii) within six months of April 4, 2022, the interest for the second twelve months under the Note totaling $20,000. The Company will have the right, at its option on the maturity date, to convert all the principal sum into the common stock equal to 3.23% of the fully diluted share capital of the borrower as of the conversion date. On April 4, 2022, the Company paid to the borrower $192,500 and recorded an original issuance discount on note receivable of $7,500. On April 21, 2022, the Company received $20,000 as prepaid interest from the borrower. The Company recorded interest income earned on the Note of $5,041 and $9,808 for the three months and nine months ended September 30, 2022, and interest income of $945 and $1,839 for the three months and nine months ended September 30, 2022. The Company recorded unearned interest of $10,192 and unamortized original debt discount of $5,661 at September 30, 2022.

NOTE 4 - INTANGIBLE ASSETS

The Company’s intangible assets comprise of intellectual property revolving around their field tests, sensor integrations, and board designs. Intangible assets, net of amortization at September 30, 2022 and December 31, 2021 amounted to $261,062 and $298,085, respectively.

	September 30, 2022	December 31, 2021
Intangible Assets	$495,000	$495,000
Accumulated amortization	(233,938)	(196,915)
Intangible Assets, net	$261,062	$298,085

The Company determined that none of its intangible assets were impaired as of September 30, 2022 and December 31, 2021, respectively, Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives of ten years. Amortization expense of finite-lived intangibles was $12,477 and $12,477 for the three months ended September 30, 2022 and 2021, and $37,023 and $37,295 for the nine months ended September 30, 2022 and 2021, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 30:

Amortization Expense
2022 (Remainder of the year)	$12,477
2023	49,500
2024	49,500
2025	49,500
2026	49,500
Thereafter	50,585
Total	$261,062

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On June 11, 2020, the Company entered into a Debt Forgiveness Agreement with the CEO, pursuant to which the CEO forgave $185,000 of accrued and unpaid consulting fees owed to him pursuant to his consulting agreement with the Company. On June 12, 2020, the Company entered into an amendment effective January 1, 2020 to the Consulting Agreement with the CEO. The amendment stated that from January 1, 2020 until April 23, 2020, the Consultant shall be paid an hourly wage of $12.75 per hour for services performed. From April 24, 2020 onward, the Consultant shall be paid an hourly wage of $48.08 an hour for services performed. Fees may accrue at the discretion of management. At any time, the Consultant shall have the right to convert any accrued and unpaid fees into shares of Common Stock of the Company. The conversion price shall equal 90% multiplied by the market price (representing a discount rate of 10%). On June 4, 2021, the Consulting Agreement of the CEO terminated pursuant to its terms. On June 2, 2022, the Board approved an Employment Agreement with the CEO dated effective April 1, 2022 whereby, the CEO will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the CEO an aggregate of 7,000,000 shares of the Company common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2025. The Company recorded $151,204 and $145,844 in salaries payable to the CEO as of September 30, 2022 and December 31, 2021, respectively.

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

On June 2, 2022, the Board approved an Employment Agreement with the COO/Interim CFO dated effective April 1, 2022 whereby, the officer will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the COO/Interim CFO an aggregate of 7,000,000 shares of the Company common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2024. The Company recorded $133,248 and $145,844 in salaries payable to the COO as of September 30, 2022 and December 31, 2021, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

The following table summarizes the outstanding balance of convertible notes payable, interest and conversion rates as of September 30, 2022 and December 31, 2021, respectively.

		September 30, 2022	December 31, 2021

A.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at $0.008 per share. The balance of principal and accrued and unpaid interest is payable on maturity on March 1, 2023, unless automatically extended for one-year periods if no Event of Default is existing. The note is secured by substantially all the assets of the Company.	$205,000	$295,000

B.	Convertible note payable to an investor with interest at 5% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable annually with the balance of principal and interest due on maturity on March 1, 2024. The note is secured by substantially all the assets of the Company.	55,000	55,000

D.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at $0.008 per share. The balance of principal and accrued and unpaid interest is payable on March 1, 2023, unless automatically extended for one-year periods if no Event of Default is existing. The note is secured by substantially all the assets of the Company.	50,000	50,000

E.	Convertible notes payable to a related party with interest at 12% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on August 2, 2024. The notes are secured by substantially all the assets of the Company.	125,000	125,000

F.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.01 per share. Principal and interest due on maturity on April 29, 2023.	33,167	33,167

G.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.0099 per share. Note was issued as payment for future fees to be incurred under the related Equity Financing Agreement. Principal and interest due on maturity on April 29, 2023.	75,000	75,000

		543,167	633,167
	Less: deferred financing costs	(75,700)	(75,700)
	Less unamortized discount	–	(57,148)
	Net balance	467,467	500,319
	Less current portion	(363,167)	(233,167)
	Long term portion	$104,300	$267,152

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

The Company recorded interest expense of $6,201 and $22,631 for the three months and nine months ended September 30, 2022 compared to interest expense of $9,659 and $36,289 for the same comparable periods of 2021. Accrued interest payable on Note A was $153,667 and $131,036 as of September 30, 2022 and December 31, 2021, respectively.

The principal balance payable on Note A amounted to $205,000 and $295,000 on September 30, 2022 and December 31, 2021, respectively.

B. January 2019 Convertible Note and Warrants (“Note B”)

Effective March 1, 2021, the noteholder of Note B agreed to extend the maturity date of March 1, 2022 of the Senior Secured Convertible Promissory Note to March 1, 2024, and all prior Events of Default (as defined in the Note B) including penalties were waived, and all other terms of the Note B remain the same (Note 9).

The Company recorded interest expense of $693 and $2,057 on Note B for the three months and nine months ended September 30, 2022 compared to interest expense of $693 and $2,057 for the same comparable periods of 2021. Accrued interest payable on Note B was $10,148 and $8,092 as of September 30, 2022 and December 31, 2021, respectively. The principal balance payable on Note B amounted to $55,000 and $55,000 on September 30, 2022 and December 31, 2021, respectively.

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

 The Company recorded interest expense of $1,512 and $4,487 on Note D for the three months and nine months ended September 30, 2022 compared to interest expense of $1,512 and $4,603 for the same comparable periods of 2021. Accrued interest payable on Note D was $19,185 and $14,698 as of September 30, 2022 and December 31, 2021, respectively. The principal balance payable on Note D amounted to $50,000 on September 30, 2022 and December 31, 2021, respectively.

E. August 2019 Convertible Note and Warrants (“Note E”)

On August 2, 2021, the noteholder of Note E agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to August 2, 2024. All other terms and conditions of the Note E remain the same.

The Company recorded interest expense of $3,781 and $11,219 on Note E for the three months and nine months ended September 30, 2022 compared to interest expense of $3,781 and $11,219 for the same comparable periods of 2021. Accrued interest payable on Note E was $44,909 and $14,698 as of September 30, 2022 and December 31, 2021, respectively. The principal balance payable on Note E amounted to $125,000 and $125,000 on September 30, 2022 and December 31, 2021, respectively.

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

The Company recorded interest expense of $836 and $2,481 on Note F for the three months and nine months ended September 30, 2022 compared to interest expense of $836 and $3,067 for the same comparable periods of 2021. Accrued interest payable on Note F was $4,193 and $1,712 as of September 30, 2022 and December 31, 2021, respectively. The principal balance payable on Note F amounted to $33,167 on September 30, 2022 and December 31, 2021, respectively.

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

The Company recorded interest expense of $1,890 and $5,610 on Note G for the three months and nine months ended September 30, 2022 compared to interest expense of $1,890 and $5,610 for the same comparable periods of 2021. Accrued interest payable on Note G was $15,349 and $9,740 as of September 30, 2022 and December 31, 2021, respectively. The principal balance payable of Note G amounted to $75,000 at September 30, 2022 and December 31, 2021, respectively.

NOTE 7 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Net loss attributable to common stockholders (basic)	$(49,204)	$(331,433)

Shares used to compute net loss per common share, basic and diluted	287,269,793	209,650,048

Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.00)

	Nine Months Ended September 30,
	2022	2021
Net loss attributable to common stockholders (basic)	$(775,217)	$(818,211)

Shares used to compute net loss per common share, basic and diluted	256,358,480	188,036,903

Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.00)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the nine months ended September 30, 2022 and 2021, respectively, because their inclusion would be anti-dilutive:

	As of September 30,
	2022	2021
Warrants to purchase common stock	2,868,397	2,868,397
Potentially issuable shares related to convertible notes payable and convertible preferred stock	351,967,716	322,132,917
Potentially issuable unvested shares to directors and officers	14,000,000	1,200,000
Potentially issuable vested shares to a consultant	–	150,000
Total anti-dilutive common stock equivalents	368,836,113	326,351,314

NOTE 8 - RELATED PARTIES

At September 30, 2022 and December 31, 2021, respectively, the amount due to two stockholders was $1,000 relating to depositing funds for opening bank accounts for the Company.

The Company executed an operating lease to rent its current office facility from a stockholder on a month-to-month basis at a monthly rent of $250 starting January 1, 2020. The Company recorded rent expense of $750 and $2,250 for the three months and nine months ended September 30, 2022 and 2021, respectively. The Company has recorded $1,000 and $750 of rent payable to the stockholder in accounts payable as of September 30, 2022 and December 31, 2021, respectively.

NOTE 9 - STOCKHOLDERS' EQUITY

The Company has an authorized capital of 1,000,000,000 shares, $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock at September 30, 2022. The Company has 309,083,423 shares and 220,254,396 shares of common stock, and 25,896 shares and 25,845 shares of preferred stock, issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.

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

On February 24, 2021, the Company entered into a Common Stock Purchase Agreement with an investor pursuant to which the investor agreed to purchase up to $5,000,000 of the Company’s registered common stock at $0.015 per share. Pursuant to the Agreement, purchases may be made by the Company during the Commitment Period (as defined in the Agreement) through the submission of a purchase notice to the investor no sooner than ten business days after the preceding closing. No purchase notice can be made in an amount less than $10,000 or greater than $500,000 or greater than two times the average of the daily trading dollar volume for the Company’s common stock during the ten business days preceding the purchase date. Each purchase notice is limited to the investor beneficially owning no more than 4.99% of the total outstanding common stock of the Company at any given time. There are certain conditions precedent to each purchase including, among others, an effective registration statement in place and the VWAP of the closing price of the Company’s common stock greater than $0.0175 for the Company's common stock during the five business days prior to the closing. From January 27, 2022 to September 30, 2022, the investor purchased 77,479,027 shares of common stock for a cash consideration of $481,657. The shares sold to the investor were valued at 80% of the lowest traded price of common stock during the ten consecutive days preceding the relevant purchase date.

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

On March 18, 2022, the Board of Directors approved and adopted the 2022 Stock Incentive Plan (the “2022 Plan”). Awards may be made under the 2022 Plan for up to 20,000,000 shares of common stock of the Company, subject to adjustment as to the number and kind of shares awarded. Only employees and directors of the Company or an Affiliated company are eligible to receive Incentive Options under the 2022 Plan. The Company awarded 7,000,000 shares of the Company’s common stock to an officer and 7,000,000 shares of common stock to a director of the Company (see Note 4) vesting 1,500,000 shares vesting on the first anniversary on the date of issuance, 2,500,000 shares vesting on the second anniversary of the date of issuance, and 3,000,000 shares on the third anniversary of the date of issuance. The common shares vested pursuant to the 2022 Plan amounted to 0 shares at September 30, 2022 and the 14,000,000 remain unvested as of that date. For the three months and nine months ended September 30, 2022, the Company recorded $3,617 and $12,221 as stock compensation expense for the 764,384 shares and 1,512,329 shares payable to an officer and a director that remain unvested as of September 30, 2022.

Shares earned and issued related to the consulting agreements are issued under the 2017 Stock Incentive Plan and the 2019 Stock Incentive Plan (Note 4). Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange.

A summary of the status of the Company’s non-vested shares as of September 30, 2022 and 2021, and changes during the six months period then ended, is presented below:

2022 Plan	Non-vested Shares of Common Stock	Weighted Average Fair Value
Balance at December 31, 2021	–	$–
Awarded	14,000,000	–
Vested	–	0.008081
Forfeited	–	–
Balance at September 30, 2022	14,000,000	$–

2017 Plan and 2019 Plan
Balance at December 31, 2020	3,600,000	$0.30
Awarded	–	–
Vested	(3,600,000)	0.30
Forfeited	–	–
Balance at September 30, 2021	–	$0.30

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

The Company had 25,896 shares of preferred stock issued and outstanding at September 30, 2022 and December 31, 2021, respectively.

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

Conversion: Each share of Series B Convertible Preferred Stock shall be convertible, at any time and from time to time from and after the Original Issue Date at the option of the Holder thereof, into that number of shares of common stock (subject to the limitations) determined by dividing the Stated Value of such share of Series B Convertible Preferred Stock by the Conversion Price. The Conversion Price for the Series B Convertible Preferred Stock shall be the amount equal to the lowest traded price for the Company’s common stock for the fifteen (15) Trading Days immediately preceding the date of such conversion. All such foregoing determinations will be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock during such measuring period. Following an event of default, the Conversion price shall equal the lower of: (a) the then applicable Conversion Price; or (b) a price per share equaling 80% of the lowest traded price for the Company’s common stock during the ten (10) trading days preceding the relevant Conversion.

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

On November 19, 2020 (the date of receipt of cash proceeds of $45,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $103,267, $58,267 as day one loss on the derivative, $39,000 as interest expense, and $39,000 as Series B Convertible Preferred Stock mezzanine liability, and $84,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a gain of $25,701 and a loss of $7,755 for the three months ended September 30, 2022 and 2021, respectively, and recorded a gain of $28,848 and a gain of $79,211 for the nine months ended September 30, 2022 and 2021, respectively, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded $2,541 and $2,541 as preferred stock dividend for the three months ended September 30, 2022 and 2021, and $7,539 and $7,539 for the nine months ended September 30, 2022 and 2021, respectively, payable to GHS. Preferred stock dividend payable to GHS was $18,779 and $11,240 as of September 30, 2022 and December 31, 2021, respectively.

On December 16, 2020, pursuant to the terms of the SPA, GHS purchased an additional 85 shares of Series B Convertible Preferred Stock for gross proceeds of $85,000. The Company paid $1,700 in selling commissions to complete this financing.

On December 16, 2020 (the date of receipt of cash proceeds of $85,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $106,241, $1,700 as interest expense, $102,000 as Series B Convertible Preferred Stock a mezzanine liability, and $102,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a gain of $31,208 and a loss of $10,348 for the three months ended September 30, 2022 and 2021, respectively, and recorded a gain of $40,096 and $93,358 for the nine months ended September 30, 2022 and 2021, respectively, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded $3,085 and $3,085 as preferred stock dividend for the three months ended September 30, 2022 and 2021, and $9,155 and $9,155 for the nine months ended September 30, 2022 and 2021, respectively, payable to GHS. Preferred stock dividend payable to GHS was $21,898 and $12,743 as of September 30, 2022 and December 31, 2021, respectively.

On February 7, 2022 (the date of receipt of cash proceeds of $51,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $65,025, $15,025 as day one loss on the derivative, $10,200 as interest expense, and $10,200 as Series B Convertible Preferred Stock mezzanine liability, and $61,200 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a gain of $18,725 for the three months ended September 30, 2022, and a gain of $17,667 for the nine months ended September 30, 2022, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded $1,851 as preferred stock dividend for the three months ended September 30, 2022, and $4,728 as preferred dividend for the nine months ended September 30, 2022, payable to GHS. Preferred stock dividend payable to GHS was $4,728 as of September 30, 2022.

On March 24, 2022 (the date of receipt of cash proceeds of $136,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $328,422, $192,422 as day one loss on the derivative, $27,200 as interest expense, and $27,200 as Series B Convertible Preferred Stock mezzanine liability, and $163,200 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a gain of $49,934 and $190,813 for the three months and nine months ended September 30, 2022, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded preferred stock dividend of $4,936 and $10,194 for the three months and nine months ended September 30, 2022 payable to GHS. Preferred stock dividend payable to GHS was $10,194 as of September 30, 2022.

The Company valued the fair value using the Black-Scholes option pricing model at September 30, 2022, with the following assumptions: conversion exercise price - $0.0031, the closing stock price of the Company's common stock on the date of valuation - $0.0032, an expected dividend yield - 0%, expected volatility – 177.44%, risk-free interest rate – 4.05%, and an expected term – 1.5 years.

As a result of receipt of cash proceeds relating to Series B Convertible Preferred Stock, the Company recorded derivative liability of $328,839 and $212,816 at September 30, 2022 and December 31, 2021, respectively. In addition, preferred stock dividend payable was $55,600 and $23,983 at September 30, 2022 and December 31, 2021, respectively, and loss on derivatives for the three months and nine months ended September 30, 2022 was $5,504 and $207,447, and for the three months and nine months ended September 30, 2021 was $0 and $0, respectively.

Warrants

A summary of the status of the Company’s warrants as of September 30, 2022 and 2021, and changes during the three months then ended, is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2020	–	–
Issued	2,868,397	$0.00084	3.4 Years
Exercised	–	–
Expired/Forfeited	–	–
Outstanding at September 30, 2021	2,868,397	$0.00084	2.7 Years

Outstanding at December 31, 2021	–	–
Issued	2,868,397	$0.00084	2.4 Years
Exercised	–	–
Expired/Forfeited	–	–
Outstanding at September 30, 2022	2,868,397	$0.00084	1.7 Years

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this Report, the date the financial statements were available to be issued, noting the following items that would impact the accounting for events or transactions in the current period or require additional disclosure.

On October 16, 2022, pursuant to the Equity Financing Agreement, the Company sold 6,130,677 shares of its common stock for cash consideration of $12,038 and paid sales commissions of $241.

On November 1, 2022, pursuant to the Equity Financing Agreement, the Company sold 6,364,961 shares of its common stock for cash consideration of $10,936 and paid sales commissions of $219.

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

The financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the quarterly periods ended September 30, 2021 and 2022 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

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

Under the terms of the OXYS SEA, we acquired 100% of the issued voting shares of OXYS in exchange for 34,687,244 shares of our Common Stock. We also cancelled 1,500,000 outstanding shares of our Common Stock and changed our management to Mr. DiBiase who also served in management of OXYS. Also, one of our principal shareholders entered into a consulting agreement with OXYS to provide consulting services during the transition. The OXYS SEA was effective on July 28, 2017, and our name was changed to “IIOT-OXYS, Inc.” at that time. Effective October 26, 2017, our domicile was changed from New Jersey to Nevada.

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

Results of Operations for the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

The Company reported $23,003 and $5,280 in service revenues with cost of sales of $5,140 and $1,275 for the three months ended September 30, 2022 and 2021, respectively.

The Company incurred general and administrative expenses (“G&A”) of $158,818 for the three months ended September 30, 2022 as compared to $208,531 for the same comparable period in 2021. The net decrease of $49,713 in G&A expenses resulted primarily due to a reduction in professional fees paid to consultants of $40,778 and reduction in payroll and stock compensation earned by the Officers and Director of $2,946. The Company recorded a gain of $125,568 due to the change in the fair market value of derivative liabilities during the three months ended September 30, 2022 as compared to a loss of $18,103 for the same comparable period in 2021. The Company recorded interest income of $5,986 for the three months ended September 30, 2022 due to the unsecured promissory note extended to a third party earning 10% interest per annum compared to $0 interest earned in the comparable period of 2021. The Company recorded an interest expense of $14,913 for the three months ended September 30, 2022 as compared to $100,701 for the same comparable period in 2021. The interest expense decreased because the Company did not record any amortization of debt discount during the three months ended September 30, 2022 as compared to recording $82,329 in amortization of debt discounts to interest expense during the three months ended September 30, 2021.

Results of Operations for the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

The Company recorded $39,503 and $5,280 of revenues and $5,650 and $1,275 in cost of sales during the nine months ended September 30, 2022 and 2021, respectively.

The Company incurred general and administrative expenses (“G&A”) of $543,449 for the nine months ended September 30, 2022 as compared to $737,746 for the same comparable period in 2021. The decrease in G&A expenses resulted primarily due to reduction in professional and consulting fees of $316,400 in the nine months ended September 30, 2022 as compared to the same comparable period in 2021. This reduction of expense was offset by an increase in payroll costs of $99,723 during the nine months ended September 30, 2022 as compared to the same comparable period in 2021. The Company recorded a gain of $277,424 due to the change in the fair market value of derivative liabilities during the nine months ended September 30, 2022 as compared to a gain of $172,558 for the same comparable period in 2021. The Company recorded a loss on derivatives of $207,447 and $0 for the nine months ended September 30, 2022 and 2021, respectively, due to the change in mark to market of the fair value of derivative liabilities. In addition, the Company recorded a gain of $120,000 on the extinguishment of debt upon agreeing with the note holders to a reduction in the debt conversion price during the nine months ended September 30, 2021, whereas, no such gain or loss was recorded for the same comparable period in 2022. The Company recorded an interest income of $11,647 for the nine months ended September 30, 2022 as compared to $0 for the same comparable period in 2021. The Company recorded interest expense of $278,605 and $333,039 for the nine months ended September 30, 2022 and 2021, respectively. The interest expense decreased due to the Company recording reduction in the fair market value of the derivative liability to interest expense. As a result, the Company recorded a loss of $775,217 for the nine months ended September 30, 2022 as compared to a loss of $818,211 for the same comparable period in 2021.

Our revenue for the quarter ended September 30, 2022 exceeded the total revenue for 2021, as was anticipated in our Quarterly Report on Form 10-Q for the first quarter of 2022.

We continue to gain traction with strategic partners, customers, and potential customers in our key two markets: Smart Manufacturing / Industry 4.0 and Structural Health Monitoring (SHM). These are both high growth markets. Market research shows the worldwide Industry 4.0 market in 2021 was $64.9 billion USD and is projected to be $165.5 billion USD by 2026 (20.6% CAGR).[1]  Also, the worldwide Structural Health Monitoring industry was $2.0 billion USD in 2021 and will reach $4.0 billion USD by 2027 (CAGR of 14.6%).[2] Through our collaborations with Aretas Sensor Networks, we have access to a third market, Indoor Air Quality Monitors, which is estimated at $3.7 billion USD in 2020 and projected to reach $6.4 billion USD in 2027, growing at 8.2% CAGR.[3]

Year to Date Accomplishments in 2022:

•	We announced in the first quarter that we entered into an NDA with an EU Electrical Technology Original Equipment Manufacturer. Collaborative discussions continue and we expect this agreement to lead to new business in due time.

•	The Canadian Indoor Air Quality Sensor and IIoT Platform company, Aretas Sensor Networks, with whom we entered into an NDA in the first quarter, continues to progress as well. In addition to the initial collaborative agreement signed in the first quarter, we signed an algorithm development contract in the second quarter and recorded revenue from that contract in this quarter. We also signed a co-marketing and co-selling agreement with Aretas in this quarter and expect revenue from sales commissions in the fourth quarter.

•	Our Structural Health Monitoring business continues to gather momentum, receiving a contract extension with a New England State’s DOT for Bridge Monitoring announced in the first quarter for monitoring throughout the second quarter. A proposal for monitoring and equipment upgrades for the 2022 to 2023 fiscal year was submitted in the second quarter and received the formal contract in the third quarter of 2022. We have recorded revenue on this contract since July and will continue to receive revenue from the contract through June of 2023.

•	We continue to secure significant and supportive funding.

•	Our full time Machine Learning Engineer, hired in the first quarter, continues to expand our focus on the Artificial Intelligence (AI) and Machine Learning (ML) aspects of our business

•	Our CEO, Cliff Emmons, and COO, Karen McNemar, both renewed their employment contracts in June, ensuring stable experienced leadership focused on long-term growth.

 _________________________

[1] https://www.marketsandmarkets.com/Market-Reports/industry-4-market-102536746.html

[2] https://www.marketsandmarkets.com/Market-Reports/structural-health-monitoring-market-101431220.html

[3] https://www.reportlinker.com/p05957040/Global-Indoor-Air-Quality-Monitors-Industry.html

We believe the underlying strengths of the Company are gathering momentum for expected growth: an experienced leadership team; contributions of our new Machine Learning Engineer, a PhD level Machine Learning Algorithms specialist; strong execution on contracts to date; and a steady focus on prospecting, submitting proposals, and securing Proof of Concepts (POCs).  Those completed contracts to date have produced two successful pilot programs: one on manufacturing operations for our Fortune 500 Pharma customer, and a pilot with a full year of data collection and analysis on our structural health monitoring program for a New England state’s DOT – which has now led to a bridge monitoring contract extension, which includes equipment upgrades and additional analysis. Our continued focus on high potential growth markets (specifically Biotech, Pharma, and Medical Device Operations, Structural Health Monitoring, and Indoor Air Quality), has yielded numerous prospects for future growth. Specifically, we secured an AI – Machine Learning sub-contract and initiated a POC for our IAQ strategic partner in the second quarter and signed a co-marketing and co-selling agreement with the same strategic partner in the third quarter.

We are pleased that the momentum of the second quarter’s revenue continued into the third quarter and expect it will continue through the fourth quarter. Our third quarter revenue exceeded our second quarter revenue and expect revenue for the second half of 2022 will exceed that generated in the first half of 2022. In total, we expect that total revenue for 2022 will be approaching 2019 levels. This is due to the hard work of the past year that has resulted in two successful pilots, in two of our key target industry verticals. We now have data and algorithms to build strong use cases and marketing collateral that can be leveraged to extend contracts with current customers and win additional contracts with new customers in all targeted industry segments. Also, the strength of the collaboration agreements with both Aingura IIoT, S.G. and Aretas Sensor Networks have substantially bolstered financial stability, added talent breadth and depth, and complimentary industry segment experience. Furthermore, the continued liquidity of our stock has attracted funding opportunities, and access to additional capital has and will enable funding of business development, intellectual property development, staff augmentation, and inorganic growth opportunities. Combined with our underlying strengths: experienced leadership; savvy technological talent, and operational execution excellence; we believe these revenue goals are achievable.

As of September 30, 2022, the total principal amount owed to Sergey Gogin was $205,000. For more information on the note, please see NOTE 6 - CONVERTIBLE NOTES PAYABLE of the footnotes to the consolidated, unaudited financial statements.

Liquidity and Capital Resources

At September 30, 2022, the Company had a cash balance of $34,284, which represents a $12,537 reduction from the $46,821 balance at December 31, 2021. This reduction was primarily the result of cash provided by the sale of common stock of $481,657 and Series B preferred stock (net of offering costs of $9,633) in the aggregate amount of $187,000, offset by net cash used in operating activities of $471,561 due to acceleration in product development activities, and cash used in investing activities by executing a note receivable of $200,000 from Aretas. The Company’s working capital at September 30, 2022 was a deficit of $1,473,996, as compared to a working capital deficit of $1,108,786 at December 31, 2021.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses from operations of $775,217 for the nine months ended September 30, 2022, and has an accumulated deficit of $9,005,473 at September 30, 2022, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Clifford L. Emmons, who serves as our principal executive officer, and to the Company’s Interim Chief Financial Officer, Karen McNemar, who serves as our principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Emmons and Ms. McNemar, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2022. Based on their evaluation, Mr. Emmons and Ms. McNemar concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Below is a table of all puts made by the Company under the Equity Financing Agreement during the quarter ended September 30, 2022:

Date of Put	Number of Shares Sold	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
7/28/22	2,984,997	$12,211	$0.004090909	$11,967
8/15/22	3,021,668	$10,136	$0.0033545	$9,933
8/30/22	5,865,257	$20,635	$0.0035182	$20,222
9/15/22	5,600,661	$17,871	$0.0031909	$17,513
9/30/22	10,817,889	$27,438	$0.0025364	$26,889

The shares issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. There were $1,763 in sales commissions paid to J.H. Darbie & Co., Inc. (“J.H. Darbie”) pursuant to these transactions.

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

IIOT-OXYS, Inc.

Date: November 14, 2022	By	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By	/s/ Karen McNemar
Karen McNemar, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

