Form 10-K
period 2022-12-31
IIOT-OXYS, Inc.
filed 2023-04-13
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐.
Non-accelerated filer	☒ .	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of its most recently completed second fiscal quarter based upon the price at which the common equity was last sold was $1,756,676.

As of April 13, 2023, there were 401,865,786 shares of the registrant’s Common Stock outstanding.

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

At the present time, we have two, wholly-owned subsidiaries which are OXYS Corporation and HereLab, Inc. (an entity immaterial to our operations), through which our operations are conducted.

General Overview

IIOT-OXYS, Inc., a Nevada corporation (the “Company”), and OXYS, were originally established for the purposes of designing, building, testing, and selling Edge Computing systems for the Industrial Internet. Both companies were, and presently are, early stage technology startups that are largely pre-revenue in their development phase. The Company received its first revenues in the last quarter of 2017, has continued to realize revenues in 2022, and expects to realize revenue growth in 2023 due to its business development pipeline.

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

HOW WE DO IT

Our location in Cambridge, Massachusetts is ideal since market-leading Biotech, Medtech, and Pharma multinational firms have offices, manufacturing plants and/ or R&D centers in Cambridge or the Greater Boston area, which gives us easier access to potential sales which, in turn, lowers our cost of sales. Additionally, we continue to gain traction in the structural health monitoring, indoor air quality, and smart manufacturing industries. We, therefore, have a range of opportunities as we continue to expand our customer base.

Our goals are to augment visual bridge inspection with instrumentation and predictive algorithms for structural health monitoring; improve indoor air quality with our partner’s proprietary sensors and our predictive analytics; and help Biotech, Pharma, and Medical Device companies realize the next wave of performance, productivity, and quality gains for their organizations, through our Smart Manufacturing/Industry 4.0technology and Artificial Intelligence (AI) and Machine Learning algorithms.

We have a unique value proposition in a fast-growing worldwide multi-billion USD market, and have positioned our business with strategic partners for accelerated growth. We are therefore well-poised for growth in 2023 and beyond, as we execute our plans and acquire additional customers.

WHAT MARKETS WE SERVE

SMART MANUFACTURING – MEDICAL DEVICES, BIOTECH, AND PHARMACEUTICAL SUPPLY CHAIN

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

SMART BUILDINGS

Our Indoor Air Quality partner provides sensor technology that is augmented by our AI and Machine Learning algorithms. These systems allow commercial landlords to ensure safe healthy air quality for their properties and tenants.

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

MIT declined to renegotiate the terms of the agreement and, on December 6, 2018, we received a notice of termination from MIT due to non-payment of fees. As of December 6, 2018, the agreement was terminated, fees are no longer accruing, interest is accruing and $76,284 in fees owed to MIT are still owing as of the date of this Annual Report. Despite the termination of the Agreement, we remain active with MIT as a member of the MIT Startup Exchange (STEX). The purpose of STEX is to promote collaboration and partnerships between MIT-connected startups and members of MIT’s Industrial Liaison Program. We remain open to future mutually acceptable agreements with MIT.

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

Employees

As of April 13, 2023, we have two full-time W-2 employees, including the CEO (and Interim CTO) and Interim CFO (and COO).

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

Our financial statements as of and for the years ended December 31, 2022 and 2021 were prepared assuming that we would continue as a going concern. Our significant cumulative losses from operations as of December 31, 2022, raised substantial doubt about our ability to continue as a going concern. If the going-concern assumption were not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. Since December 31, 2022, we have continued to experience losses from operations. We have continued to fund operations primarily through the sales of equity securities. Nevertheless, we will require additional funding to complete much of our planned operations. Our ability to continue as a going concern is subject to our ability to generate a profit (i.e. through partnerships such as our current partnerships with Aingura and Aretas) and/or obtain necessary additional funding from outside sources, including obtaining additional funding from the sale of our securities. Except for potential proceeds from the sale of equity in offerings by us and minimal revenues, we have no other source for additional funding. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

On October 3, 2022, we entered into an Agency Agreement with Aretas Sensor Networks Inc., a company incorporated under the laws of the Province of British Columbia (“Aretas”), pursuant to which Aretas appointed and authorized us to act as a sales representative for Aretas’ products. Aretas combines IoT sensor technology, cloud-based platform, and machine learning/ AI for an end-to-end solution to ingest, collect, display, and analyze IoT data to allow companies to make better decisions. The agreement has an initial term of one year from the execution date. Unless terminated prior, the agreement automatically renews for successive annual periods, unless either party notifies the other in writing of its express intention not to renew the agreement at least two months prior to the date of termination of the agreement. If we are unable to make sales under the agreement, we will not collect any sales commissions and our business could fail.

On December 28, 2022, we entered a non-exclusive Distributor Agreement with Denmark based ElastiSense ApS ("ElastiSense") for their proprietary sensor technology. ElastiSense's sensor technology is ideal for structural health monitoring, off-road machinery, factory automation and many other sensing purposes. If we are unable to make distributions under the agreement, we will not collect any revenues and our business could fail.

We have been issued an unsecured promissory note by Aretas. In the event Aretas defaults on the note, it could have a material adverse effect on our business.

On April 4, 2022 we were issued a 10% Unsecured Convertible Promissory Note in the principal amount of $200,000 by Aretas. The purchase price of the note was $192,500 with a discount of $7,500. The Note matures on April 4, 2024 at which time we have the option to either receive the principal amount or shares of Aretas representing 3.23% of the fully-diluted share capital of Aretas. Interest payments are to be made under the Note. In the event that Aretas defaults on the Note, it could have an adverse material effect on our business.

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

The limited operating history of OXYS and HereLab in the IIoT field, makes evaluating our business and future prospects difficult. OXYS was incorporated on August 4, 2016 and HereLab was incorporated on February 27, 2017. We have not yet generated substantial income from OXYS or HereLab’s operations and we only anticipate doing so if we are able to successfully implement our business plan. During the twelve months ended December 31, 2022, we generated $88,904 in sales from business operations, none of which was generated from HereLab in 2019 through the present, as we have focused solely on OXYS from 2019 through the present and plan on continuing to do so in 2023. We intend in the longer term to derive further revenues from partnerships, consulting services, product sales, and software licensing. Development of our services, products, and software will require significant investment prior to commercial introduction, and we may never be able to successfully develop or commercialize the services, products, or software in a material way.

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

Under our Articles of Incorporation, our board of directors is authorized to issue up to 10,000,000 shares of preferred stock, of which 26,299 are issued and outstanding as of the date of this Annual Report. Also, our board of directors, without shareholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If our board of directors causes any additional shares of preferred stock to be issued, the rights of the holders of our common stock could be adversely affected. Our board of directors’ ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Additional preferred shares issued by our board of directors could include voting rights, or even additional super voting rights (above those pertaining to the Series A Super Voting Preferred Stock), which could shift the ability to control our company to the holders of our preferred stock. Additional preferred shares could also have conversion rights into shares of our common stock at a discount to the market price of the common stock which could negatively affect the market for our common stock. In addition, preferred shares would have preference in the event of our liquidation, which means that the holders of preferred shares would be entitled to receive the net assets of our company distributed in liquidation before the common stock holders receive any distribution of the liquidated assets.

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

We currently do not own any properties. We entered into a lease agreement for our principal office located in Cambridge, Massachusetts on August 1, 2017 which began on January 1, 2018 and terminated on December 31, 2018. We entered into a new lease agreement on March 12, 2019, which began on January 1, 2019, and terminated on June 30, 2019. Pursuant to the lease, we are obligated to pay the landlord monthly installments of $2,000 for a total lease payment of $12,000 in 2019. We secured a 2nd lease for July – December 2019 at $2,000/month for an additional $12,000 in 2019. As of 2020, we reduced the amount of space required and have renegotiated the lease terms to $250/month.

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

	Quarter	High	Low
FISCAL YEAR ENDING DECEMBER 31, 2023	First	$0.0087	$0.0013

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2022	First	$0.0195	$0.0049
	Second	$0.0219	$0.005
	Third	$0.0071	$0.0031
	Fourth	$0.0048	$0.0018

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2021	First	$0.045	$0.0062
	Second	$0.024	$0.0119
	Third	$0.0249	$0.011
	Fourth	$0.0168	$0.0032

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

Holders

As of the close of business on April 13, 2023, we had approximately 154 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Issuer Direct, 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as transfer agent for the common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders	4,380,727	$0.003340	24,522,212	(1)
Total	4,380,727	0.003340	24,522,212

(1)	Of the 24,522,212 shares remaining for future issuance under equity compensation plans, 15,100,000 shares of Common Stock have been awarded but are unvested.

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

As of December 31, 2022, there were 3,547,788 shares of Common Stock issued with 952,212 remaining for awards under the 2017 Plan.

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

As of December 31, 2022, there were 3,630,000 shares of shares Common Stock awarded (including 3,080,000 shares issued and 550,000 shares awarded but unvested) with 1,370,000 shares remaining for awards under the 2019 Plan.

2022 Stock Incentive Plan

On March 18, 2022, the Board of Directors adopted the 2022 Stock Incentive Plan (the “2022 Plan”). The purposes of the 2022 Plan are (a) to enhance our ability to attract and retain the services of qualified employees, officers, directors, consultants, and other service providers upon whose judgment, initiative and efforts the successful conduct and development of our business largely depends, and (b) to provide additional incentives to such persons or entities to devote their utmost effort and skill to the advancement and betterment of our company, by providing them an opportunity to participate in the ownership of our Company and thereby have an interest in the success and increased value of our Company.

The 2022 Plan is administered by our board of directors; however, the board of directors may designate administration of the 2022 Plan to a committee consisting of at least two independent directors. Awards may be made under the Plan for up to 20,000,000 shares of common stock of the Company. Only employees of our Company or of an “Affiliated Company”, as defined in the 2022 Plan, (including members of the board of directors if they are employees of our Company or of an Affiliated Company) are eligible to receive incentive stock options under the 2022 Plan. Employees of our Company or of an Affiliated Company, members of the board of directors (whether or not employed by our company or an Affiliated Company), and “Service Providers”, as defined in the 2022 Plan, are eligible to receive non-qualified options, restricted stock units, and stock appreciation rights under the 2022 Plan. All awards are subject to Section 162(m) of the Internal Revenue Code.

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

The 2022 Plan will continue in effect until all the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until ten years after its adoption, whichever is earlier. Awards under the 2022 Plan may also be accelerated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all our assets.

As of December 31, 2022, there were 14,300,000 shares of Common Stock awarded (including 14,300,000 shares awarded but unvested) with 5,700,000 shares remaining for awards under the 2022 Plan.

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

Below is a table of all puts made by the Company under the Equity Financing Agreement during the quarter ended December 31, 2022:

Date of Put	Number of Shares Sold	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
10/16/22	6,130,677	$12,039	$0.0019636	$11,798
11/1/22	6,364,961	$10,937	$0.0017182	$10,718
11/25/22	8,404,844	$13,754	$0.0016364	$13,479
12/12/22	10,320,834	$18,578	$0.0018	$18,206
12/29/22	11,869,845	$20,104	$0.0016936	$19,702

The shares issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. There were $1,509 in sales commissions paid to J.H. Darbie & Co., Inc. (“J.H. Darbie”) pursuant to these transactions.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the periods ended December 31, 2022 and 2021 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

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

At the present time, we have two, wholly-owned subsidiaries which are OXYS Corporation and HereLab, Inc. (an entity immaterial to our operations), through which our operations are conducted.

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

Results of Operations for the Year Ended December 31, 2022 compared to the year ended December 31, 2021

For the year ended December 31, 2022, we earned revenues of $88,904 and incurred related cost of sales of $10,499. Our operating expenses were $733,071 which included professional fees of $268,837, payroll costs of $373,774, amortization of intangible assets of $49,500, and general and administrative expenses of $40,960. We recorded net other expenses of $369,560 consisting of recording loss on derivatives of $200,519, interest expense of $377,138 offset by gain on change in fair market value of derivative liability of $190,462 and interest income on note receivable of $17,634. We also recorded $52,654 as preferred stock dividend on convertible preferred stock for the year ended December 31, 2022. As a result, we incurred a net loss of $1,076,881 for the year ended December 31, 2022.

Comparatively, for the year ended December 31, 2021, we earned revenues of $11,280 and incurred related cost of sales of $2,040. Our Operating expenses were $889,141 which included professional fees of $508,153, payroll costs of $301,707, amortization of intangible assets of $49,771, and general and administrative expenses of $29,510. We recorded net other expenses of $161,333, consisting of interest expense of $430,999 on notes payable due to amortization of debt discount and interest payable on notes payable, offset by gain on change in the fair market value of derivative liability of $102,966, gain on extinguishment of debt of $120,000, other income of $46,700 consisting of forgiveness of PPP Loan of $36,700 and EIDL advance of $10,000, We also recorded $22,320 as preferred stock dividend on convertible preferred stock for the year ended December 31, 2021. As a result, we incurred a net loss of $1,063,554 for the year ended December 31, 2021.

During the current and prior period, we did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Year over Year (YoY) revenue increased significantly in 2022 over 2021, by 7.9X (688% increase). This YoY growth was anticipated by our leadership team in our 2021 Annual Report on Form 10-K, and we’re pleased to deliver this growth for our shareholders. We had a strong finish to 2022, with fourth quarter revenue exceeding that in the third quarter, also as promised. It marked three consecutive quarters of quarter-over-quarter revenue growth. While our Quarterly Report on Form 10-Q for the period ended September 30, 2022 disclosed risks of ongoing concerns (and those concerns still exist), there are several factors that led to this strong growth in 2022 which are as follows:

-	Our DOT Bridge Monitoring contract: We were awarded a six-figure sub-contract from a major northeast state's DOT for bridge monitoring, in addition to the extension that was given on the previous contract. This enabled us to deliver consistent revenue beginning in the second quarter, continuing through the remainder of the year, and will continue through June of 2023. We believe this substantiates the strength of our Structural Health Monitoring (SHM) solutions and bolsters our ability to gain new business in this vertical with both current and new customers.

-	Our continued focus on our Smart Manufacturing vertical enabled us to secure a CNC Proof of Concept (POC) contract in December 2022. The POC successfully kicked off in January 2023.

-	Our partnership with the Canadian Indoor Air Quality Sensor and IIoT Platform company, Aretas Sensor Networks, with whom we entered into an NDA in the first quarter, progressed well through the year. In addition to the initial collaborative agreement signed in the first quarter, we signed an algorithm development contract in the second quarter and recorded revenue from that contract in the third quarter. We also signed a co-marketing and co-selling agreement with Aretas in the third quarter and began selling in the fourth quarter of 2022.

-	We secured and retained key talent. The full time Machine Learning Engineer, hired in the first quarter, expanded our focus on the Artificial Intelligence (AI) and Machine Learning (ML) aspects of our business. Our CEO, Cliff Emmons, and COO, Karen McNemar, both renewed their employment contracts in June, ensuring stable experienced leadership focused on long-term growth.

These accomplishments are proof that our successful pilots in our key industry verticals have resulted in new business and will continue to do so in 2023 and beyond. Also, the strength of the Aingura IIoT, S.G. collaboration agreement has bolstered financial stability, added talent breadth and depth, and provides complimentary industry segment experience. Furthermore, liquidity of our stock has attracted funding that gives us access to additional capital. This capital will enable the funding of business development, staff augmentation, and inorganic growth opportunities.

It is anticipated that 2023 YoY revenue growth will meet or exceed that of 2022. This is due to these aforementioned reasons: the strength of the Aingura IIoT, S.G. collaboration, successful pilots in all three of our key target industries, use cases and marketing collateral from the pilots’ data and algorithms, experienced leadership, savvy technological talent, and operational execution excellence. Our continued focus on high potential growth markets, has yielded numerous prospects for future growth. Furthermore, the strength of our target markets continues, the global smart manufacturing (also known as Industry 4.0) was $97.6 B USD in 2022 and will reach $228.3 B USD by 2027 (CAGR 18.5%);1 the worldwide Structural Health Monitoring (SHM) industry was $2.0 billion USD in 2021 and will reach $4.0 billion USD by 2027 (CAGR of 14.6%).2 Through our collaborations with Aretas Sensor Networks, we have access to a third market, Indoor Air Quality Monitors, which was estimated at $3.7 billion USD in 2020 and projected to reach $6.4 billion USD in 2027, growing at 8.2% CAGR.3 We believe our strengths in these markets will yield breakthroughs in additional new contracts with current customers, as well as new customers in all targeted industry segments. By combining the resulting organic growth with strong strategic partnerships, we believe these revenue goals are achievable.

_________________

1 https://www.marketsandmarkets.com/Enquiry_Before_BuyingNew.asp?id=105448439&utm_source=SE-NA&utm_medium=Email

2 https://www.marketsandmarkets.com/Market-Reports/structural-health-monitoring-market-101431220.html

3 https://www.reportlinker.com/p05957040/Global-Indoor-Air-Quality-Monitors-Industry.html

Liquidity and Capital Resources for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

At December 31, 2022, we had a cash balance of $33,336, which represents a $13,485 decrease from the $46,821 cash balance at December 31, 2021. This decrease was primarily as a result of net cash used in operating activities of $657,009, cash paid for note receivable of $200,000, and cash received from convertible notes payable of $545,924 and cash received from the sale of Series B Preferred Stock of $297,600. Our working capital deficit at December 31, 2022 was $1,606,828, as compared to a working capital deficit of $1,108,786 at December 31, 2021, respectively.

For the year ended December 31, 2022, we incurred a net loss of $1,076,881. Net cash flows used in operating activities was $657,009 for the year ended December 31, 2022.

For the year ended December 31, 2021, we incurred a net loss of $1,063,554. Net cash flows used in operating activities was $628,103 for the year ended December 31, 2021.

For the year ended December 31, 2022, cash used in investing activities was $200,000 payment towards a note receivable.

For the year ended December 31, 2022, net cash flows provided by financing activities were $843,534, consisting of cash received from the issuance of Convertible Notes payable of $545,924 and cash proceeds from sale of Series B Preferred Stock of $297,600, respectively.

For the year ended December 31, 2021, net cash flows provided by financing activities were $571,850, consisting of cash received from the issuance of Convertible Notes payable of $470,850 and cash proceeds from sale of Series B Preferred Stock of $101,000, respectively.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. As shown in the accompanying financial statements, we have incurred net loss from operations of $1,076,881 for the year ended December 31, 2022, and net loss of $1,063,554 for the year ended December 31, 2021, and have an accumulated deficit of $9,307,137 as of December 31, 2022, which raises substantial doubt about our ability to continue as a going concern.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer and Interim Chief Financial Officer, Clifford Emmons and Karen McNemar, respectively, who serve as our principal executive officer and principal financial and accounting officer, respectively, as appropriate, to allow timely decisions regarding required disclosure. Mr. Emmons and Ms. McNemar, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2022. Based on their evaluation, Mr. Emmons and Ms. McNemar concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2022. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Annual Report.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Because of this material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

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

Due to a material weakness as disclosed in the 2021 Annual Report on Form 10-K, we committed to the same remediation plan, as disclosed above; however, due to lack of resources, we were unable to execute the contemplated remediation plan. If we are unable to increase our workforce, we may never be able to implement the remediation plan proposed above.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable to the Company.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Current Management

The following table sets forth information concerning our directors and executive officers:

Name	Position	Age
Executive Officers:
Clifford L. Emmons	Chief Executive Officer, President, and Interim Chief Technical Officer	61
Karen McNemar	Chief Operating Officer and Interim Chief Financial Officer	53

Directors:
Clifford L. Emmons	Director	61
Vidhyadhar Mitta	Director	51

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

Business Experience of Executive Officers and Directors

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Clifford L. Emmons: Mr. Emmons has served as our Chief Executive Officer, President, and director since June 4, 2018 and as our Interim Chief Technology Officer since June 2, 2022. From 1995 to 2017, Mr. Emmons worked for Medtronic, a global leader in medical technology, services, and solutions, where he served in various capacities including several Vice President and Director positions. Mr. Emmons is also the founder of AHI, LLC, a consultancy firm. Mr. Emmons received an Executive Certificate in Strategy & Innovation from MIT, a Master’s of Science in Management Engineering from the University of Bridgeport, a Bachelor of Science in Electrical Engineering from the University of New Haven, and a Bachelor of Science in Mechanical Engineering from the University of Connecticut.

Karen McNemar: Ms. McNemar has served as our Chief Operating Officer since September 20, 2018 and as our Interim Chief Financial Officer since June 2, 2022. From 1998 until August 2017, Ms. McNemar served in many capacities for Medtronic which included as a Senior Director of R&D Operations. Ms. McNemar is a collaborative strategic global business leader with extensive experience in New Product Development and Operations, building strong and effective diverse teams across organizations at all levels. Ms. McNemar is also a trusted advisor, recognized for successful process and program management, with a focus on leading complex initiatives and analyzing data and processes to identify solutions to increase organizational productivity and performance. Ms. McNemar received her Bachelor of Science in Industrial Engineering and Operations Research.

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

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in their ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify in this Annual Report those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for fiscal year 2022 were complied with by each person who at any time during the 2022 fiscal year was a director or an executive officer or held more than 10% of our common stock.

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

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2022 and 2021.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Clifford Emmons(1)	2022	100,000(2)	0	100,000
	2021	38,366(3)	450,000(4)	488,366
Karen McNemar(5)	2022	100,000(6)	0	100,000
	2021	124,813(7)	360,000(5)	484,813

________________________

(1)	Mr. Emmons was appointed as our CEO, President, and interim CFO on June 4, 2018.
(2)	As of December 31, 2022, Mr. Emmons was owed $139,575 in accrued and unpaid consulting fees and $2,849 in reimbursable expenses.
(3)	As of December 31, 2021, Mr. Emmons was owed $145,844 in accrued and unpaid consulting fees and $0 in reimbursable expenses.
(4)	On June 4, 2021, 1,500,000 shares of Common Stock previously granted to Mr. Emmons vested.
(5)	Ms. McNemar was appointed as our COO effective as of September 20, 2018.
(6)	As of December 31, 2022, Ms. McNemar was owed $134,849 in accrued and unpaid consulting fees.
(7)	As of December 31, 2021, Ms. McNemar was owed $121,092 in accrued and unpaid consulting fees.
(8)	On October 1, 2021, 1,200,000 shares of Common Stock previously granted to Ms. McNemar vested.

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

On June 4, 2021, the Emmons Agreement terminated pursuant to its terms.

Emmons Employment Contract

On June 2, 2022, the Board of Directors (with Mr. Emmons abstaining) approved the Employment Contract dated effective April 1, 2022 with Mr. Emmons (the “Emmons Contract”). The term of the Emmons Contract is from the effective date until the Emmons Contract is terminated pursuant to its terms. The services to be provided by Mr. Emmons pursuant to the Emmons Contract are those customary for the positions in which he is serving.

Pursuant to the Emmons Contract, Mr. Emmons shall receive an annual salary of $100,000 which accrues unless converted into shares of Common Stock of the Company at a conversion rate specified in the Emmons Contract. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000, commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000, commencing the following month.

As of the effective date, the Company will award to Mr. Emmons an aggregate of 7,000,000 shares of the Company’s Common Stock which will vest as follows (the “Emmons Contract Shares”):

1.	1,500,000 shares on the first-year anniversary of the effective date;
2.	2,500,000 shares on the second-year anniversary of the effective date; and
3.	3,000,000 shares on the third-year anniversary of the effective date.

The Emmons Contract Shares are awarded under the 2022 Plan. Vesting of the Emmons Contract Shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the Emmons Contract) or the listing of the Company’s Common Stock on a senior exchange.

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

On October 1, 2021, the McNemar Agreement terminated pursuant to its terms.

McNemar Employment Contract

On June 2, 2022, the Board of Directors of Company approved the Employment Contract dated effective April 1, 2022 with Ms. McNemar (the “McNemar Contract”). The term of the McNemar Contract is from the effective date until the McNemar Contract is terminated pursuant to its terms. The services to be provided by Ms. McNemar pursuant to the McNemar Contract are those customary for the positions in which she is serving.

Pursuant to the McNemar Contract, Ms. McNemar shall receive an annual salary of $100,000 which accrues unless converted into shares of Common Stock of the Company at a conversion rate specified in the McNemar Contract. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000, commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000, commencing the following month.

As of the effective date, the Company will award to Ms. McNemar an aggregate of 7,000,000 shares of the Company’s Common Stock which will vest as follows (the “McNemar Contract Shares”):

1.	1,500,000 shares on the first-year anniversary of the effective date;
2.	2,500,000 shares on the second-year anniversary of the effective date; and
3.	3,000,000 shares on the third-year anniversary of the effective date.

The McNemar Contract Shares are awarded under the 2022 Plan. Vesting of the McNemar Contract Shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the McNemar Contract) or the listing of the Company’s Common Stock on a senior exchange.

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

Share Exchange Agreements

As of November 9, 2020, we entered into a Share Exchange Agreements (the “Exchange Agreements”) with Mr. Emmons, Vidhyadhar Mitta, our director, and Ms. McNemar pursuant to which:

•	we agreed to sell Mr. Emmons 7,800 shares of Series A Preferred Stock (as defined below) in exchange for 780,000 unissued, vested shares of our Common Stock;

•	we agreed to sell Mr. Mitta 12,000 shares of Series A Preferred in exchange for 1,000,000 unissued, awarded shares of our Common Stock and $168 in accrued and unpaid interest pursuant to a note issued to Mr. Mitta; and

•	we agreed to sell Ms. McNemar 6,045 shares of Series A Preferred Stock in exchange for 604,500 unissued, vested shares of our Common Stock.

Equity Awards

The following table provides information on stock and option awards held by the named executive officers as of December 31, 2022:

Stock Awards				Market Value of
		Number of Shares		Shares of Units of
		or Units of Stock that		Stock that Have Not
	Grant	Have Not Vested		Vested
Name	Date	(#)		($)
Clifford L. Emmons	6/2/22	7,000,000	(1)	65,800
Karen McNemar	6/2/22	7,000,000	(1)	65,800

(1)	1,500,000 shares on the first-year anniversary of the grant date; 2,500,000 shares on the second-year anniversary of the grant date; and 3,000,000 shares on the third-year anniversary of the grant date

Compensation of Directors

Besides Mr. Emmons’ compensation (whose compensation is disclosed above), no compensation was awarded to, earned by, or paid to any remaining directors for services rendered in all capacities to our Company and its subsidiaries for the year ended December 31, 2022.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table and footnotes thereto sets forth information regarding the number of shares of common stock beneficially owned by (i) each director and named executive officer of our company, (ii) each person known by us to be the beneficial owner of 5% or more of its issued and outstanding shares of common stock, and (iii) named executive officers, executive officers, and directors of the Company as a group as of March 30, 2023. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 401,865,786 shares of common stock outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of our named executive officers and directors in the following tables is: 705 Cambridge Street, Cambridge, MA 02141.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class (1)
Named Executive Officers and Directors
Clifford Emmons	97,536,982 (2)	19.62%
Karen McNemar	63,226,582 (3)	13.65%
Vidhyadhar Mitta	226,184,343 (4)	36.11%
Executive Officers, Named Executive Officers, and Directors as a Group (3 Persons)	386,947,907	49.42%
5% Beneficial Holders (Not Named Above)
Cambridge MedSpace LLC 705 Cambridge Street Cambridge, MA 02141	83,176,667 (5)	17.15%

______________________

*Less than 1%

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the March 30, 2023.

(2)	Includes 13,333 shares issuable upon the exercise of warrants issued to Cambridge MedSpace LLC, an entity of which Mr. Emmons is a 36.36% owner. Also includes 30,229,704 shares issuable upon the conversion of a note issued to Cambridge MedSpace LLC. Includes 64,233,945 shares of Common Stock issuable upon the conversion of $142,424 in accrued and unpaid consulting fees. Lastly, includes 780,000 shares issuable upon the conversion of shares of Series A Preferred Stock owned by Mr. Emmons.

(3)	Includes 60,817,582 shares of Common Stock issuable upon the conversion of $134,849 in accrued and unpaid consulting fees. Also includes 604,500 shares issuable upon the conversion of shares of Series A Preferred Stock owned by Ms. McNemar.

(4)	Includes 1,562,500 shares issuable upon the exercise of warrants. Also includes 221,685,000 shares issuable upon the conversion of a note issued to Mr. Mitta. Lastly, includes 1,200,000 shares issuable upon the conversion of shares of Series A Preferred Stock owned by Mr. Mitta.

(5)	Includes 36,667 shares issuable upon the exercise of warrants issued to Cambridge MedSpace LLC, an entity of which Mr. Emmons is an owner. Also includes 83,140,000 shares issuable upon the conversion of a note issued to Cambridge MedSpace LLC.

The following table sets forth information known to us regarding the beneficial ownership of our Series A Supervoting Preferred Stock as of March 30, 2023.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of Class
Series A Supervoting Preferred Stock	Vidhyadhar Mitta	12,000	46.43%
	Clifford L. Emmons	7,800	30.18%
	Karen McNemar	6,045	23.39%

The following table sets forth information known to us regarding the beneficial ownership of our Series B Convertible Preferred Stock as of March 30, 2023.

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of Class
Series B Convertible Preferred Stock	GHS Investments, LLC	454	100%

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Mitta Note

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

On August 2, 2021, the Company entered into Amendment No. 1 to the note with Vidhyadhar Mitta pursuant to which the note was amended to extend the maturity date to August 2, 2022.

Effective August 2, 2022, the Company entered into Amendment No. 1 to the note with Vidhyadhar Mitta pursuant to which the note was amended to extend the maturity date to August 2, 2024.

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

Fees Paid

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2022 were $50,250 and $49,000 for the period ended December 31, 2021.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those reported above, for the years ended December 31, 2022 and 2021.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning in the years ended December 31, 2022 were $3,500 and $2,000 in 2021.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the years ended December 31, 2022 and 2021.

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

Financial Statements

The following financial statements are filed with this Annual Report:

Report of Independent Registered Public Accounting Firm

Audited Consolidated Balance Sheets at December 31, 2022 and 2021

Audited Consolidated Statements of Operations for the years ended December 31, 2022 and 2021

Audited Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2022 and 2021

Audited Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

Notes to Audited Consolidated Financial Statements

Exhibits

The following exhibits are included with this Annual Report:

Incorporated by Reference
						Filed
Exhibit					Filing	Here-
Number	Exhibit Description	Form	File No.	Exhibit	Date	with
2.1 & 10.1	Securities Exchange Agreement dated March 16, 2017, by and among Gotham Capital Holdings, Inc., OXYS Corp. and the Shareholders of OXYS Corp.	8-K	000-50773	2.1	8/3/2017
2.2 & 10.2	Agreement and Plan of Merger dated July 10, 2017	8-K	000-50773	2.1	11/1/2017
2.3 & 10.3	Securities Exchange Agreement dated December 14, 2017, with HereLab, Inc.	8-K	000-50773	2.1	12/19/2017
3.1	Nevada Articles of Incorporation for IIOT-OXYS, Inc.	8-K	000-50773	3.1	11/1/2017
3.2	Bylaws for IIOT-OXYS, Inc.	8-K	000-50773	3.2	11/1/2017
3.3	Nevada Articles of Merger dated July 14, 2017	8-K	000-50773	3.3	11/1/2017
3.4	New Jersey Certificate of Merger dated October 26, 2017	8-K	000-50773	3.4	11/1/2017
3.5	Articles of Exchange	8-K	000-50773	2.1	1/12/2018
3.6	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State effective January 18, 2021	8-K	000-50773	3.1	1/19/2021
3.7	Certificate of Designation for Series B Convertible Preferred Stock	8-K	000-50773	3.1	11/24/2020

3.8	Certificate of Designation filed with the Nevada Secretary of State on July 2, 2020	8-K	000-50773	3.1	11/13/2020
3.9	Certificate of Designation filed with the Nevada Secretary of State on November 9, 2020	8-K	000-50773	3.2	11/13/2020
4.1 & 10.4*	2017 Stock Incentive Plan	8-K	000-50773	4.1	12/19/2017
4.2 & 10.5*	2019 Stock Incentive Plan	8-K	000-50773	4.1	3/12/2019
10.6	Non-Exclusive Patent License Agreement with MIT dated February 5, 2018	10-K	000-50773	10.7	4/17/2018
10.7	Form of 12% Senior Secured Convertible Note	8-K	000-50773	99.1	2/13/2018
10.8	Amendment No. 1 to the 12% Senior Secured Convertible Promissory Note Issued to Sergey Gogin on January 22, 2018	8-K	000-50773	99.3	3/12/2019
10.9	Amendment dated January 28, 2021 to Senior Secured Convertible Promissory Note with Sergey Gogin	10-Q	000-50773	10.1	5/17/2021
10.10	Amendment dated December 14, 2021 to Senior Secured Convertible Promissory Note with Sergey Gogin	10-K	000-50773	10.10	4/14/2022
10.11	Amendment dated March 14, 2022 to Senior Secured Convertible Promissory Note with Sergey Gogin	10-Q	000-50773	10.1	5/16/22
10.12	Form of Securities Purchase Agreement	8-K	000-50773	99.2	2/13/2018
10.13	Form of Security and Pledge Agreement	8-K	000-50773	99.3	2/13/2018
10.14	Form of Warrant	8-K	000-50773	99.4	2/13/2018
10.15	Amendment No. 1 to the Warrant Agreement Issued to Sergey Gogin on January 22, 2018	8-K	000-50773	99.4	3/12/2019
10.16	Form of 12% Senior Secured Convertible Note	8-K	000-50773	99.5	3/12/2019
10.17	Amendment No. 1 to Senior Secured Convertible Promissory Note with Catalytic Capital LLC	10-Q	000-50773	10.2	11/16/2020
10.18	Amendment dated January 28, 2021 to Senior Secured Convertible Promissory Note with Catalytic Capital, LLC	10-Q	000-50773	10.2	5/17/2021
10.19	Amendment No. 1 to Senior Secured Convertible Promissory Note with YVSGRAMORAH LLC	10-Q	000-50773	10.3	11/16/2020
10.20	Amendment dated January 28, 2021 to Senior Secured Convertible Promissory Note with YVSGRAMORAH LLC	10-Q	000-50773	10.3	5/17/2021
10.21	Amendment dated December 14, 2021 to Senior Secured Convertible Promissory Note with YVSGRAMORAH LLC	10-K	000-50773	10.20	4/14/2022
10.22	Amendment dated March 14, 2022 to Senior Secured Convertible Promissory Note with YVSGRAMORAH LLC	10-Q	000-50773	10.2	5/16/22
10.23	Form of Securities Purchase Agreement	8-K	000-50773	99.6	3/12/2019
10.24	Form of Security and Pledge Agreement	8-K	000-50773	99.7	3/12/2019
10.25	Form of Warrant	8-K	000-50773	99.8	3/12/2019
10.26	Consulting Agreement with Clifford Emmons dated effective June 4, 2018	8-K	000-50773	99.9	3/12/2019
10.27	Consulting Agreement with Karen McNemar dated effective October 1, 2018	8-K	000-50773	99.1	3/12/2019
10.28	Securities Purchase Agreement with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.1	1/23/2019

10.29	5% Convertible Secured Note with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.2	1/23/2019
10.30	Security Agreement with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.3	1/23/2019
10.31	Warrant Agreement with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.4	1/23/2019
10.32	Securities Purchase Agreement with Vidhyadhar Mitta dated August 2, 2019	8-K	000-50773	99.1	8/8/2019
10.33	12% Convertible Secured Note with Vidhyadhar Mitta dated August 2, 2019	8-K	000-50773	99.2	8/8/2019
10.34	Amendment No. 1 to the 12% Secured Convertible Promissory Note dated effective August 2, 2021 with Vidhyadhar Mitta	10-Q	000-50773	10.1	11/15/2021
10.35	Amendment No. 2 to the 12% Secured Convertible Promissory Note dated effective August 2, 2022 with Vidhyadhar Mitta					X
10.36	Security Agreement with Vidhyadhar Mitta dated August 2, 2019	8-K	000-50773	99.3	8/8/2019
10.37	Warrant Agreement with Vidhyadhar Mitta dated August 2, 2019	8-K	000-50773	99.4	8/8/2019
10.38	Warrant Agreement with Vidhyadhar Mitta dated September 6, 2019	10-K	000-50773	10.31	6/23/2020
10.39	Warrant Agreement with Vidhyadhar Mitta dated October 16, 2019	10-K	000-50773	10.32	6/23/2020
10.40	Equity Financing Agreement dated November 1, 2021 with GHS Investments, LLC	S-1	333-261484	10.35	12/3/2021
10.41	Registration Rights Agreement dated November 1, 2021 with GHS Investments, LLC	S-1	333-261484	10.36	12/3/2021
10.42	$100,000 Convertible Promissory Note dated July 29, 2020 issued to GHS Investments LLC	8-K	000-50773	99.3	8/3/2020
10.43	$75,000 Convertible Promissory Note dated July 29, 2020 issued to GHS Investments LLC	8-K	000-50773	99.4	8/3/2020
10.44	Extension No. 1 to Convertible Promissory Note dated April 29, 2021 ($75,000) with GHS Investments LLC	10-Q	000-50773	10.2	8/13/2021
10.45	Extension No. 1 to Convertible Promissory Note dated April 29, 2021 ($100,000) with GHS Investments LLC	10-Q	000-50773	10.3	8/13/2021
10.46	Amendment No. 2 dated November 4, 2021 to $100,000 Convertible Promissory Note issued to GHS Investments LLC	S-1	333-261484	10.41	12/3/2021
10.47	Amendment No. 3 dated April 29, 2022 to $100,000 Convertible Promissory Note issued to GHS Investments LLC	S-1	333-266351	10.46	7/27/2022
10.48	Amendment No. 2 dated November 4, 2021 to $75,000 Convertible Promissory Note issued to GHS Investments LLC	S-1	333-261484	10.42	12/3/2021
10.49	Amendment No. 3 dated April 29, 2022 to $75,000 Convertible Promissory Note issued to GHS Investments LLC	S-1	333-266351	10.48	7/27/2022
10.50	Collaboration Agreement effective March 18, 2020 with Aingura IIoT, S.L.	10-Q	000-50773	10.1	8/19/2020
10.51	Finder’s Fee Agreement dated November 10, 2021 with J.H. Darbie & Co., Inc.	S-1	333-261484	10.44	12/3/2021
10.52	Debt Forgiveness Agreement with Clifford L. Emmons effective as of December 31, 2019	10-Q	000-50773	10.3	9/14/2020
10.53*	Debt Forgiveness Agreement with Karen McNemar effective as of December 31, 2019	10-Q	000-50773	10.4	9/14/2020
10.54*	Amendment to Consulting Agreement with Clifford L. Emmons dated June 12, 2020	10-Q	000-50773	10.6	9/14/2020
10.55*	Amendment to Consulting Agreement with Karen McNemar dated June 12, 2020	10-Q	000-50773	10.7	9/14/2020
10.56	Securities Purchase Agreement dated November 16, 2020 with GHS Investments, LLC	S-1	333-252887	10.52	2/9/2021

10.57	Settlement and Mutual Release Agreement dated July 29, 2020	10-Q	000-50773	10.1	11/16/2020
10.58*	Exchange Agreement Dated November 9, 2020 with Clifford L. Emmons	S-1	333-252887	10.55	2/9/2021
10.59*	Exchange Agreement Dated November 9, 2020 with Vidhyadhar Mitta	S-1	333-252887	10.56	2/9/2021
10.60*	Exchange Agreement Dated November 9, 2020 with Karen McNemar	S-1	333-252887	10.57	2/9/2021
10.61*	Employment Contract dated April 1, 2021 with Chandran Seshagiri	10-Q	000-50773	10.1	8/13/2021
10.62	Common Stock Purchase Agreement dated February 24, 2021 with GHS Investments, LLC	10-Q	000-50773	10.4	5/17/2021
10.63	Termination Agreement with Antony Coufal dated effective March 31, 2021	10-Q	000-50773	10.5	5/17/2021
10.64*	Employment Contract dated Effective April 1, 2022 with Clifford L. Emmons	S-1	333-266351	10.63	7/27/2022
10.65*	Employment Contract dated Effective April 1, 2022 with Karen McNemar	S-1	333-266351	10.64	7/27/2022
14.1	Code of Ethics	10-K	000-50773	14.1	4/17/2018
21.1	List of Subsidiaries	10-K	000-50773	21.1	4/17/2018
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial and Accounting Officer					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)					X

_________________

*Management contract or compensatory plan or arrangement.

Item 16	Form 10-K Summary

None.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IIOT-OXYS, INC.

Date: April 13, 2023	By:	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer
(Principal Executive Officer)

Date: April 13, 2023	By:	/s/ Karen McNemar
Karen McNemar, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Clifford L. Emmons Clifford L. Emmons	Director and Chief Executive Officer (Principal Executive Officer)	April 13, 2023

/s/ Karen McNemar Karen McNemar	Interim Chief Financial Officer (Principal Financial and Accounting Officer	April 13, 2023

/s/ Vidhyadhar Mitta	Director	April 13, 2023
Vidhyadhar Mitta

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of IIOT-OXYS, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IIOT-OXYS, Inc. (the Company) as of December 31, 2022, and 2021, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and 2021 and the results of its consolidated operations and its cash flows for each of the years in the two-year period ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has incurred net losses since inception and has negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Complex Debt and Equity Transactions

Description of the Matter

As discussed in Note 9, the Company holds Series B Convertible Preferred Stock that qualifies for derivative treatment under ASC 815, Derivatives and Hedging. Management uses the Black Scholes Model to value their derivatives. This model requires management to make assumptions, use judgment, and can be complex.

How We Addressed the Matter in Our Audit

We gained an understanding of management’s processes and methodology to develop the estimates. We reviewed the underlying agreement. We evaluated management’s selection of a valuation method, tested the inputs used in the Black-Scholes calculation by agreeing terms of the underlying agreements and market information to third-party sites, and recalculated the value of the derivatives. We also evaluated the adequacy of the disclosures related to these fair value measurements and related gains and losses.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

April 13, 2023

PCAOB ID: 457

We have served as auditors for the company since 2018.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$33,336	$46,821
Accounts receivable, net	28,941	11,280
Prepaid expenses	7,773	7,773
Total Current Assets	70,050	65,874

Note receivable, net of discount of $4,716 and $0 as of December 31, 2022 and 2021, respectively	195,284	–
Intangible assets, net	248,585	298,085

Total Assets	$513,919	$363,959

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$133,408	$161,171
Accrued liabilities	395,714	247,155
Deferred revenue	31,425	46,425
Unearned interest	5,151	–
Notes payable - current, net of discounts of $0 and $57,148 at December 31, 2022 and 2021, respectively	363,167	233,167
Shares payable to related parties	14,624	–
Salaries payable to related parties	263,516	273,926
Derivative liabilities	469,873	202,616
Total Current Liabilities	1,676,878	1,164,460

Notes payable	104,300	267,152
Due to stockholders	1,000	1,000
Total Liabilities	1,782,178	1,432,612

Commitments and Contingencies (Note 4)

Series B Convertible Preferred Stock, 600 shares designated, $0.001 Par Value, $1,200 stated value; 454 shares and 206 shares issued and outstanding at December 31, 2022 and 2021, respectively. Liquidation preference $544,800 and $247,200 as of December 31, 2022 and 2021, respectively	544,800	247,200

Stockholders' Equity (Deficit)
Series A Preferred Stock, $0.001 par value, 10,000,000 Shares authorized; 25,845 shares issued and outstanding at December 31, 2022 and 2021, respectively	26	26
Common Stock $0.001 Par Value, 1,000,000,000 shares authorized; 352,174,583 shares and 220,254,395 shares issued and outstanding at December 31, 2022 and 2020, respectively	352,175	220,255
Additional paid in capital	7,141,877	7,008,098
Accumulated deficit	(9,307,137)	(8,544,232)
Total Stockholders' Equity (Deficit)	(1,813,059)	(1,315,853)

Total Liabilities and Stockholders' Equity (Deficit)	$513,919	$363,959

The accompanying notes are an integral part of these consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Operations

	For The Years Ended December 31,
	2022	2021
Revenues	$88,904	$11,280

Cost of Sales	10,499	2,040

Gross Profit	78,405	9,240

Operating Expenses
General and administrative	683,571	839,370
Amortization of intangible assets	49,500	49,771
Total Operating Expenses	733,071	889,141

Other Income (Expense)
Gain (Loss) on change in FMV of derivative liability	190,462	102,966
Loss on derivative	(200,519)	–
Gain (loss) on extinguishment of debt	–	120,000
Interest income	17,634	–
Interest expense	(377,138)	(430,999)
Other income	–	46,700
Total Other Income (Expense)	(369,561)	(161,333)

Net Loss Before Income Taxes	(1,024,227)	(1,041,234)

Provision for Income Tax	–	–

Net Loss	$(1,024,227)	$(1,041,234)

Convertible Preferred Stock Dividend	(52,654)	(22,320)

Net Loss Attributable to Common Stockholders	$(1,076,881)	$(1,063,554)

Net Loss Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Shares Outstanding Attributable to Common Stockholders - Basic and Diluted	273,238,664	195,264,873

The accompanying notes are an integral part of these consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

For the Years Ended December 31, 2022 and 2021

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	25,845	$26	145,110,129	$145,111	$4,794,261	$(7,480,678)	$(2,541,280)
Common stock issued for conversion of convertible note payable	–	–	32,350,978	32,351	291,169	–	323,520
Common stock sold for cash	–	–	35,500,000	35,500	497,000	–	532,500
Common stock issued for extension of notes payable	–	–	1,250,000	1,250	9,875	–	11,125
Common stock issued for financing commitment	–	–	1,800,000	1,800	(1,800)	–	–
Beneficial conversion feature discount on notes payable	–	–	–	–	360,000	–	360,000
Commission paid for raising capital	–	–	–	–	(11,650)	–	(11,650)
Common stock issued for accrued compensation	–	–	3,693,288	3,693	1,061,093	–	1,064,786
Common stock issued for services	–	–	550,000	550	8,150	–	8,700
Net loss	–	–	–	–	–	(1,063,554)	(1,063,554)
Balance - December 31, 2021	25,845	$26	220,254,395	$220,255	$7,008,098	$(8,544,232)	$(1,315,853)
Common stock issued for conversion of convertible note payable	–	–	11,250,000	11,250	78,750	–	90,000
Common stock issued for financing commitment	–	–	120,570,188	120,570	436,495	–	557,065
Sales commissions paid on capital raise	–	–	–	–	(11,141)	–	(11,141)
Common stock issued for services	–	–	100,000	100	800	–	900
Beneficial Conversion Feature Associated with Discounts	–	–	–	–	(371,125)	313,976	(57,149)
Net loss	–	–	–	–	–	(1,076,881)	(1,076,881)
Balance - December 31, 2022	25,845	$26	352,174,583	$352,175	$7,141,877	$(9,307,137)	$(1,813,059)

The accompanying notes are an integral part of these consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For The Years Ended December 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(1,076,881)	$(1,063,554)
Adjustments to reconcile net loss to net cash (used) by operating activities
Stock compensation expense for services	900	–
Discount on note receivable	4,716	–
Forgiveness of PPP Loan	–	(36,700)
Debt discount on notes payable	–	(129,380)
Amortization of beneficial conversion feature	–	360,000
Amortization of Intangible Assets	49,500	49,771
Changes in Operating Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(17,661)	(11,280)
Prepaid expense	–	(5,346)
Increase (Decrease) in:
Accounts payable	(27,763)	(8,743)
Accrued liabilities	148,558	110,789
Derivative liability	267,257	(102,966)
Unearned interest	5,151	–
Deferred revenue	(15,000)	–
Shares payable to related parties	14,624	342,650
Salaries payable to related parties	(10,410)	(133,345)
Net Cash Used by Operating Activities	(657,009)	(628,103)

Cash Flows from Investing Activities
Cash paid for note receivable	(200,000)	–
Net Cash used in Investing Activities	(200,000)	–

Cash Flows From Financing Activities
Cash received from Convertible Note Payable	545,924	470,850
Proceeds from sale of Series B Preferred Stock	297,600	101,000
Net Cash Provided By Financing Activities	843,524	571,850

Net Decrease in Cash and Cash Equivalents	(13,485)	(56,253)

Cash and Cash Equivalents - Beginning of Period	46,821	103,074

Cash and Cash Equivalents - End of Period	$33,336	$46,821

Supplement Disclosures of Cash Flow Information
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Discount on notes payable	$32,852	$26,833
Conversion of convertible notes payable and derivative liabilities	$90,000	$288,029
Warrant anti-dilution issuance	$–	$203,597
Discount on Series B Convertible Preferred Stock	$297,600	$247,200

The accompanying notes are an integral part of these consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Impact of COVID-19

During the year ended December 31, 2022, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the year ended December 31, 2022 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2022 and 2021, respectively, include the accounts of Company, and its wholly-owned subsidiaries OXYS Corporation and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses and reported a net loss of $1,076,881 for the year ended December 31, 2022, used cash flows in operating activities of $657,009 and has recorded an accumulated deficit of $9,307,137 as of December 31, 2022. These factors, among others, raise a substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company reported a cash balance of $33,336 and $46,821 as of December 31, 2022 and 2021, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. There was no allowance for doubtful accounts as of December 31, 2022 and December 31, 2021, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents which are generally not collateralized. The Company’s policy is to place its cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC), up to $250,000. At December 31, 2022 and December 31, 2021, the Company had no amounts in excess of the FDIC insurance limit.

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

The Company’s consolidated financial instruments consist principally of cash, accounts receivable, prepaid expenses, note receivable, accounts payable, accrued liabilities, notes payable and related parties payable. The Company believes that the recorded values of all the financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company has adopted this guidance and it does not have any material impact on its consolidated financial statements.

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

NOTE 3 - INTANGIBLE ASSETS

The Company’s intangible assets comprise of intellectual property revolving around their field tests, sensor integrations, and board designs. Intangible assets, net of amortization at December 31, 2022 and 2021, amounted to $248,585 and $298,085, respectively.

	December 31, 2022	December 31, 2021
Intangible Assets	$495,000	$495,000
Accumulated amortization	(246,415)	(196,915)
Intangible Assets, net	$248,585	$298,085

The Company determined that none of its intangible assets were impaired at December 31, 2022 and 2021, respectively. Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives of ten years. Amortization expense of finite-lived intangibles was $49,500 and $49,771 for the years ended December 31, 2022 and 2021, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 31, 2022:

Amortization expense
2023	$49,500
2024	49,500
2025	49,500
2026	49,500
Thereafter	50,585
Total	$248,585

NOTE 4 - COMMITMENTS AND CONTINGENCIES

In prior years, the Company entered into consulting agreements with one director, three executive officers, and one engineer of the Company, which include commitments to issue shares of the Company’s common stock from the Company’s 2017 Stock Incentive Plan and 2019 Stock Incentive Plans. All the consulting agreements have been terminated and shares have been issued in conjunction with the related separation agreements. According to the terms of the agreements, 3,547,788 shares were vested and issued per the Company’s 2017 Stock Incentive Plan as of December 31, 2022 and 2021, respectively, and 3,080,000 shares and 2,980,000 shares were vested and issued per the Company’s 2019 Stock Incentive Plan as of December 31, 2022 and 2021, respectively.

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

On March 18, 2022, the Company adopted 2022 Stock Incentive Plan and reserved for issuance 20,000,000 shares of common stock for incentivizing its management team.

Employment Agreement - CEO

On June 2, 2022, the Board approved an Employment Agreement with the CEO dated effective April 1, 2022 whereby, the CEO will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the CEO an aggregate of 7,000,000 shares of the Company’s common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2025. The shares are valued at the 90% of the average market price of the shares of 30 trading days at the end of each quarter. The Company has recorded $142,424 and $128,082 in salaries payable to the CEO as of December 31, 2022 and December 31, 2021, respectively.

Employment Agreement – COO/Interim CFO

On June 2, 2022, the Board approved an Employment Agreement with the COO/Interim CFO dated effective April 1, 2022, whereby, the officer will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the COO/Interim CFO an aggregate of 7,000,000 shares of the Company common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2025. The shares are valued at the 90% of the average market price of the shares of 30 trading days at the end of each quarter. The Company recorded $121,092 and $145,844 in salaries payable to the COO/Interim CFO as of December 31, 2022 and December 31, 2021, respectively.

Consulting Agreement – CTO

Effective March 31, 2021, the Company entered into a Termination Agreement (the “Termination Agreement”) with the CTO, pursuant to which the CTO resigned and from all positions within the Company and any of its subsidiaries. In addition, the Termination Agreement provided for the payment of $11,144 in reimbursable expenses and $130,451 in accrued and unpaid consulting fees to the CTO within five business days of the effective date. The Termination Agreement also provided for the issuance to the CTO 843,288 shares of the Company’s Common Stock for the past services which were valued at $270,493, within five business days of the effective date. The Company recorded $0 in salaries payable to the CTO at December 31, 2022 and 2021, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

The following table summarizes the outstanding balance of convertible notes payable, interest and conversion rates as of December 31, 2022 and December 31, 2021, respectively.

	December 31, 2022	December 31, 2021

A. Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at $0.008 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on March 1, 2023. The note is secured by substantially all the assets of the Company.	$205,000	$295,000

B. Convertible note payable to an investor with interest at 5% per annum, convertible at any time into shares of common stock at $0.0008 per share. Interest is payable annually with the balance of principal and interest due on maturity on March 1, 2024. The note is secured by substantially all the assets of the Company.	55,000	55,000

D. Convertible note payable to an investor with interest at 12% per annum, principal and interest convertible into shares of common stock at $0.008 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on March 1, 2023. The note is secured by substantially all the assets of the Company.	50,000	50,000

E. Convertible note payable to a related party with interest at 12% per annum, convertible at any time into shares of common stock at $0.0008 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on August 2, 2024. The note is secured by substantially all the assets of the Company.	125,000	125,000

F. Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.01 per share. Principal and interest due on maturity on April 29, 2023.	33,167	33,167

G. Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.0099 per share. Note was issued as payment for future fees to be incurred under the related Equity Financing Agreement. Principal and interest due on maturity on April 29, 2023.	75,000	75,000

	543,167	633,167
Less deferred financing costs	(75,700)	(75,700)
Less Unamortized discount	–	(57,158)
Net balance	467,467	500,319
Less current portion	(363,167)	(233,167)
Long term portion	$104,300	$267,152

A.	January 18, 2018 Convertible Note and Warrants (“Note A”)

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

The conversion shares totaled 45,608,457 and 42,603,642 shares of common stock, upon conversion of the total principal and accrued interest of $364,868 and $426,036 as of December 31, 2022 and 2021, respectively.

The Company amortized the beneficial conversion feature discount to interest expense of $0 and $254,660 for the years ended December 31, 2022 and 2021, respectively. The unamortized discount totaled $0 and $45,340 at December 31, 2022 and 2021, respectively. The Company adopted ASU 2020-06 in 2022 eliminating the use of beneficial conversion feature, hence no beneficial conversion feature expense was recorded for 2022 extensions. In addition, the Company recorded interest expense of $28,832 and $45,212 for the years ended December 31, 2022 and 2021, respectively. Accrued interest payable on Note A was $159,868 and $131,036 as of December 31, 2022 and 2021, respectively.

The principal balance payable on Note A amounted to $205,000 and $295,000 at December 31, 2022 and 2021, respectively.

B.	January 2019 Convertible Note and Warrants (“Note B”)

Effective March 1, 2021, the noteholder of Note B agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to March 1, 2022, and all prior Events of Default (as defined in the Note B) including penalties were waived, and all other terms of the Note B remain the same (Note 9). On April 6, 2022, the Noteholder of Note B agreed to extend the maturity date of the Note B to March 1, 2024.

The unpaid principal balance of the Note B and accrued interest is $55,000 and $10,842 at December 31, 2022 and $55,000 and $8,092 as of December 31, 2021, respectively. The Company recorded interest expense of $2,750 and $2,750 for the years ended December 31, 2022 and 2021, respectively. This note and accrued interest is due to a related party. The conversion shares totaled 82,301,918 and 78,864,418 shares of common stock upon the conversion of the total principal and accrued interest of $65,842 and $63,092 as of December 31, 2022 and 2021, respectively.

D.	March 2019 Convertible Note and Warrants (“Note D”)

On January 28, 2021, the noteholder of Note D agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to March 1, 2022 in exchange for the reduction of the conversion price to $0.01 per share, and all prior Events of Default (as defined in the Note D) including penalties of $10,000 were waived, and all future Events of Default (as defined in the Note D) pertaining to the future payment of interest were waived through maturity. On December 14, 2021, the Company entered into amendment to the Note D which limits the respective holder to conversions resulting in beneficial ownership by the holder and its affiliates of no more than 4.99% of the outstanding shares of common stock of the Company. The Company recorded $10,000 as extinguishment of debt in its statements of operations for the year ended December 31, 2021. The Company recorded $30,000 as the beneficial conversion feature discount on note payable of $50,000 on January 28, 2021. The Company amortized the beneficial conversion feature discount to interest expense of $0 and $25,466 for the years ended December 31, 2022 and 2021, respectively. The unamortized discount was $0 and $4,534 at December 31, 2022 and 2021, respectively. In addition, the Company recorded interest expense of $6,000 and $6,115 for the years ended December 31, 2022 and 2021, respectively. Accrued interest payable on Note D was $20,698 and $14,698 as of December 31, 2022 and 2021, respectively. The principal balance payable on Note D amounted to $50,000 and $50,000 on December 31, 2022 and 2021, respectively.

On March 14, 2022, the noteholder of Note D, effective March 1, 2022, agreed to extend the maturity date of the Senior Secured Convertible Note to March 1, 2023 in exchange for the reduction of the conversion price to $0.008 per share and one-year extensions as long as the Note D is not in default. The Company adopted ASU 2020-06 in 2022 eliminating the use of beneficial conversion feature, hence no beneficial conversion feature expense was recorded for 2022 extensions.

The conversion shares of Note D totaled 8,837,192 shares and 6,469,754 shares of common stock upon the conversion of the total principal and accrued interest of $70,698 and $64,698 as of December 31, 2022 and 2021, respectively.

E.	August 2019 Convertible Note and Warrants (“Note E”)

On August 2, 2021, the noteholder of Note E agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to August 2, 2024. All other terms and conditions of the Note E remain the same. The Company adopted ASU 2020-06 in 2022 eliminating the use of beneficial conversion feature, hence no beneficial conversion feature expense was recorded for 2022 extensions. The Company amortized the debt discount on Note E to interest expense of $0 and $34,104 for the years ended December 31, 2022 and 2021, respectively. The unamortized discount was $0 at December 31, 2022 and 2021, respectively. The Company recorded interest expense of $15,000 and $15,000 on Note E for the years ended December 31, 2022 and 2021, respectively. Accrued interest payable on Note E was $48,690 and $33,690 as of December 31, 2021 and 2020, respectively. The principal balance payable on Note E amounted to $125,000 and $125,000 on December 31, 2022 and 2021, respectively. This note is payable to a related party. The conversion shares totaled 217,112,620 shares and 188,916,781 shares of common stock upon conversion of the total principal and accrued interest of $173,690 and $158,690 as of December 31, 2022 and 2021, respectively.

F.	August 29, 2019 Convertible Note and Warrants (“Note F”)

On February 1, 2021, the noteholder of Note F converted the principal balance of $66,833 of its convertible promissory note and $5,177 of accrued interest into 7,200,000 shares of common stock of the Company (Note 9). The Company recorded amortization of debt to interest expense of $3,637 and $1,925 for the years ended December 31, 2022 and 2021, and unamortized debt balance of $0 and $3,637 at December 31, 2022 and 2021, respectively. The Company recorded interest expense of $3,317 and $3,903 for the years ended December 31, 2022 and 2021, respectively. Accrued interest payable on Note F was $5,029 and $1,712 as of December 31, 2022 and 2021, respectively. The principal balance payable on Note F amounted to $33,167 on December 31, 2022 and 2021, respectively.

G .	July 2020 Equity Financing Arrangement (“Note G”)

As of December 31, 2022 and 2021, the unpaid principal balance of Note G was $75,000, and the accrued interest was $17,240 and $9,740, respectively. The Company recorded interest expense of $7,500 and $7,500 for the years ended December 31, 2022 and 2021, respectively. The Company recorded amortization of debt to interest expense of $3,637 and $1,925 for the years ended December 31, 2022 and 2021, leaving an unamortized debt balance of $0 and $3,637 at December 31, 2022 and 2021, respectively. The conversion shares totaled 9,317,144 and 8,473,973 shares of common stock upon conversion of the total principal and accrued interest of $92,240 and $84,740 as of December 31, 2022 and 2021, respectively.

NOTE 6 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Net loss attributable to common stockholders (basic)	$(1,076,881)	$(1,063,554)

Shares used to compute net loss per common share, basic and diluted	273,238,664	195,264,873

Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.01)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the years ended December 31, 2022 and 2021, respectively, because their inclusion would be anti-dilutive:

	As of December 31,
	2022	2021
Warrants to purchase common stock	2,868,397	2,868,397
Potentially issuable shares related to convertible notes payable	366,996,915	328,816,461
Total anti-dilutive common stock equivalents	369,865,312	331,684,858

NOTE 7 - PAYCHECK PROTECTION PROGRAM LOAN

The Company applied for and received funding from the Payroll Protection Program (the “PPP Loan”) in the amount of $36,700 under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 23, 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement (subject to further deferral pursuant to the terms of the Paycheck Protection Flexibility Act of 2020). The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. On August 31, 2021, the Company received a notification from the Small Business Administration approving the forgiveness of the PPP Loan in the amount of $36,700. The Company recorded the PPP Loan of $36,700 as other income in its statements of operations for the year ended December 31, 2021.

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

NOTE 8 - RELATED PARTIES

At December 31, 2022 and 2021, the amount due to two stockholders was $1,000 relating to depositing funds for opening bank accounts for the Company.

The Company leases its current office facility on a month-to-month basis at a monthly rent of $250 starting January 1, 2020. For the year ended December 31, 2022 and 2021, rent expense earned by the stockholder amounted to $3,000 and $3,000, respectively. The Company has recorded $250 and $750 of rent payable to the stockholder in accounts payable as of December 31, 2022 and 2021, respectively.

The Company awarded shares payable to officers and a director valued at $13,941 and $349,657 for the years ended December 31, 2022 and 2021, respectively, pursuant to the terms of an exchange agreement (Note 4). Shares payable to officers and a director were $13,941 and $0 at December 31, 2022 and 2021, respectively. The officers and a director converted shares payable valued at $1,062,986 into 3,543,288 shares of common stock for the year ended December 31, 2021. No convertible preferred stock was issued to related parties in 2022 and 2021, respectively.

NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock

The Company has an authorized capital of 1,000,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock at December 31, 2022. The Company had 352,174,583 shares and 220,254,395 shares of common stock, and 25,845 shares of preferred stock, issued and outstanding as of December 31, 2022 and 2021, respectively.

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

On February 24, 2021, the Company entered into a Common Stock Purchase Agreement with an investor pursuant to which the investor agreed to purchase up to $5,000,000 of the Company’s registered common stock at $0.015 per share. Pursuant to the Agreement, purchases may be made by the Company during the Commitment Period (as defined in the Agreement) through the submission of a purchase notice to the investor no sooner than ten business days after the preceding closing. No purchase notice can be made in an amount less than $10,000 or greater than $500,000 or greater than two times the average of the daily trading dollar volume for the Company’s common stock during the ten business days preceding the purchase date. Each purchase notice is limited to the investor beneficially owning no more than 4.99% of the total outstanding common stock of the Company at any given time. There are certain conditions precedent to each purchase including, among others, an effective registration statement in place and the VWAP of the closing price of the Company’s common stock greater than $0.0175 for the Company's common stock during the five business days prior to the closing. From February 26, 2021 to December 31, 2021, the investor purchased 35,500,000 shares of common stock for a cash consideration of $532,500, and from January 1, 2022 to December 31, 2022, the investor purchased 120,570,188 shares of common stock for a cash consideration of $557,065, respectively.

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

On May 23, 2022, the noteholder of Note A converted $90,000 of the principal note balance into 11,250,000 shares of the Company’s common stock at the agreed conversion price of $0.008 per share (Note 6)

As a result of all common stock issuances, the Company recorded 352,174,583 shares and 220,254,396 shares of common stock issued and outstanding at December 31, 2022 and December 31, 2021, respectively.

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

On March 18, 2022, the Board of Directors approved and adopted the 2022 Stock Incentive Plan (the “2022 Plan”). Awards may be made under the 2022 Plan for up to 20,000,000 shares of common stock of the Company, subject to adjustment as to the number and kind of shares awarded. Only employees and directors of the Company or an Affiliated company are eligible to receive Incentive Options under the 2022 Plan. The Company awarded 7,000,000 shares of the Company’s common stock to an officer and 7,000,000 shares of common stock to a director of the Company (see Note 4) vesting 1,500,000 shares vesting on the first anniversary on the date of issuance, 2,500,000 shares vesting on the second anniversary of the date of issuance, and 3,000,000 shares on the third anniversary of the date of issuance. In addition, on October 3, 2022, the Company awarded 300,000 shares of common stock to an advisor vesting 100,000 shares on the first anniversary date of issuance, 100,000 shares vesting on the second anniversary, and the remaining 100,000 vesting the third anniversary of the date of issuance. The common shares vested pursuant to the 2022 Plan amounted to 0 shares at December 31, 2022 and the 14,300,000 shares remain unvested as of that date.

For the year ended December 31, 2022, under the 2022 Plan, the Company recorded stock compensation expense of $14,624 for 2,568,493 shares payable to an officer, an advisor and a director that remain unvested as of December 31, 2022. The shares earned are valued at the 90% of the average market price of the shares of 30 trading days at the end of each quarter.

Shares earned and issued related to the consulting agreements are issued under the 2017 Plan and the 2019 Plan (Note 4). Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange.

A summary of the status of the Company’s non-vested shares at December 31, 2022 and 2021 and changes during the year then ended, is presented below:

2017 Stock Incentive Plan	Shares of Common Stock	Weighted Average Fair Value
Authorized Shares	4,500,000	$–

Balance – December 31, 2020	1,504,500	$0.30
Awarded and issued	2,043,288	0.30
Vested	(3,547,788)	–
Forfeited	–	–
Balance at December 31, 2021	–	0.30
Awarded and issued	–	–
Vested	–	–
Forfeited	–	–
Balance at December 31, 2022	–	$0.30

Unvested common shares - December 31, 2022	–

2019 Stock Incentive Plan	Shares of Common Stock	Weighted Average Fair Value
Authorized Shares	5,000,000	$–

Balance - December 31, 2020	780,000	$0.30
Awarded and issued	2,200,000	0.30
Vested	(2,980,000)	–
Forfeited	–	–
Balance at December 31, 2021	–	0.30
Awarded and issued	100,000	–
Vested	(100,000)	–
Forfeited	–	–
Balance at December 31, 2022	–	$0.30

Unvested common shares - December 31, 2022	–

2022 Stock Incentive Plan	Shares of Common Stock	Weighted Average Fair Value
Authorized Shares	20,000,000	$–

Balance at December 31, 2021	–	$–
Awarded	14,300,000	0.006146
Vested	–	–
Forfeited	–	–
Balance at December 31, 2022	14,300,000	$–

Unvested common shares - December 31, 2022	14,300,000

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

The total fair value of shares compensation recognized during the years ended December 31, 2022 and 2021, was $0 and $351,457, respectively.

On October 1, 2022, the Company cancelled 51 shares of Series A Preferred stock valued at $51,000, and issued Series B Convertible Preferred Stock, valued at $51,000 for equity financing to GHS Investments (See Series B Convertible Preferred Stock Equity Financing dated December 20, 2021).

The Company did not issue any Series A Supervoting Convertible Preferred Stock during the years ended December 31, 2022 and 2021, respectively. The Company reported 25,845 shares of Series A Supervoting Convertible Preferred Stock issued and outstanding at December 31, 2022 and December 31, 2021, respectively.

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

December 20, 2021

On December 20, 2021, pursuant to the terms of the SPA, GHS purchased an additional 51 shares of Series B Convertible Preferred Stock for gross proceeds of $51,000. The Company paid $1,000 in selling commissions to complete this financing. For the year ended December 31, 2021, the Company inadvertently reported this sale of 51 shares as Series A Preferred stock (See Series A Supervoting Preferred Stock). The accompanying financial statements reflect the correct purchase of Series B Convertible Preferred Stock rather than Series A Convertible Preferred Stock. The overall effect of this correction was not significant to the December 31, 2021 financial statements

The Company recalculated the value of the derivative liability associated with this convertible preferred stock recording a loss of $52,789 for the year ended December 31, 2022 in connection with the change in fair market value of the derivative liability. In addition, the Company recorded $9,200 in interest expense to record the fair value of derivative liability. The Company recorded $7,565 as preferred stock dividend expense for the year ended December 31, 2022, and $7,565 as preferred stock dividend payable as of December 31, 2022. Derivative liability payable for this transaction totaled $52,789 at December 31, 2022 and Series B Convertible Preferred Stock mezzanine liability was $61,200 at December 31, 2022

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0019 to $0.005 the closing stock price of the Company's common stock on the date of valuation ranging from $0.0022 to $0.0060, an expected dividend yield of 0%, expected volatility ranging from 174.58% to 208.19%, risk-free interest rates ranging from 0.91% to 4.737%, and an expected term of 1.50 years.

February 7, 2022

On February 7, 2022, pursuant to the terms of the SPA, GHS purchased an additional 51 shares of Series B Convertible Preferred Stock for gross proceeds of $51,000. The Company paid $1,000 in selling commissions to complete this financing.

On February 7, 2022 (the date of receipt of cash proceeds of $51,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $65,025, $14,025 as day one loss on the derivative, $10,200 as interest expense, and $10,200 as Series B Convertible Preferred Stock mezzanine liability, and $51,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a gain of $12,234 for the year ended December 31, 2022 in connection with the change in fair market value of the derivative liability. In addition, the Company recorded $6,579 as preferred stock dividend expense for the year ended December 31, 2022, and preferred stock dividend payable to GHS on this derivative totaled $6,579 as of December 31, 2022. Derivative liability payable for this transaction totaled $52,789 at December 31, 2022 and Series B Convertible Preferred Stock mezzanine liability was $61,200 at December 31, 2022.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0019 to $0.0096, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0022 to $0.0172, an expected dividend yield of 0%, expected volatility ranging from 160.35% to 177.44%, risk-free interest rates ranging from 1.09% to 4.73%, and an expected term of 1.35 to 1.5 years.

March 24, 2022

On March 24, 2022, pursuant to the terms of the SPA, GHS purchased an additional 136 shares of Series B Convertible Preferred Stock for gross proceeds of $136,000. The Company paid $2,720 in selling commissions to complete this financing.

On March 24, 2022 (the date of receipt of cash proceeds of $136,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $328,422, $192,422 as day one loss on the derivative, $27,200 as interest expense, and $27,200 as Series B Convertible Preferred Stock mezzanine liability, and $136,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a gain of $187,650 for the year ended December 31, 2022, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded preferred stock dividend expense of $15,131 for the year ended December 31, 2022. Preferred stock dividend payable to GHS for this derivative totaled $15,131 at December 31, 2022. Derivative liability payable for this transaction totaled $140,772 at December 31, 2022 and Series B Convertible Preferred Stock mezzanine liability was $163,200 at December 31, 2022.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0019 to $0.0096, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0022 to $0.0183, an expected dividend yield of 0%, expected volatility ranging from 160.35% to 177.44%, risk-free interest rates ranging from 1.55% to 4.73%, and an expected term of 1.48 to 1.5 years.

November 17, 2022

On November 17, 2022, pursuant to the terms of the SPA, GHS purchased an additional 61 shares of Series B Convertible Preferred Stock for gross proceeds of $61,000. The Company paid $1,220 in selling commissions to complete this financing.

On November 17, 2022 (the date of receipt of cash proceeds of $61,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $54,072, $6,928 as day one gain on the derivative, $12,200 as interest expense, and $12,200 as Series B Convertible Preferred Stock mezzanine liability, and $61,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss of $9,069 for the year ended December 31, 2022, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded preferred stock dividend expense of $1,059 for the year ended December 31, 2022. Preferred stock dividend payable to GHS for this derivative totaled $1,059 at December 31, 2022. Derivative liability payable for this transaction totaled $63,140 at December 31, 2022 and Series B Convertible Preferred Stock mezzanine liability was $73,200 at December 31, 2022.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0019 to $0.0020, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0020 to $0.0022, an expected dividend yield of 0%, expected volatility ranging from 174.58% to 179.98%, risk-free interest rates ranging from 4.68% to 4.73%, and an expected term of 1.5 years.

As a result of issuance of derivative instruments, the Company recorded a derivative liability of $469,873 and $202,616 as of December 31, 2022 and 2021, and Series B Convertible Preferred Stock liability of $544,800 and $247,200 as of December 31, 2022 and 2021, respectively.

Warrants

A summary of the status of the Company’s warrants as of December 31, 2022 and 2021 and changes during the years then ended, is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2020	3,043,397	$0.01229	3.4 Years
Issued	–	–
Expired/Forfeited	(175,000)	0.20
Outstanding at December 31, 2021	2,868,397	$0.01229	2.4 Years
Issued	–	–
Exercised	–	–
Expired/Forfeited	–	–
Outstanding at December 31, 2022	2,868,397	$0.00084	1.4 Years

NOTE 10 - INCOME TAXES

Income tax expense for the year ended December 31, 2022 and 2021 is summarized as follows:

	December 31, 2022	December 31, 2021
Deferred:
Federal	$(226,145)	$(223,346)
State	(52,229)	(51,582)
Change in valuation allowance	278,374	274,929
Income tax expense (benefit)	$–	$–

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2022	December 31, 2021
Tax at statutory tax rate	21.00%	21.00%
State taxes	4.85%	4.85%
Other permanent items	(0.24)%	2.50%
Valuation allowance	-25.61%	-28.35%
Income tax expense	–	–

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carry forward	$2,405,788	$2,130,588
Total gross deferred tax assets	2,405,788	2,130,588
Less: valuation allowance	(2,405,788)	(2,130,588)
Net deferred tax assets	$–	$–

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

At December 31, 2022 and 2021, the Company had accumulated net operating losses of approximately $9,307,000 and $8,242,000, respectively, for U.S. federal and Massachusetts income tax purposes available to offset future taxable incomes. The net operating losses generated in tax years prior to December 31, 2017, can carry forward for twenty years, whereas the net operating losses generated after December 31, 2017 can carry forward indefinitely. Management determined that it was unlikely that the Company’s deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

In the ordinary course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2022, tax years 2021, 2020, and 2019 remain open for examination by the Internal Revenue Service and the Massachusetts Division of Revenue. The Company has received no notice of audit from the Internal Revenue Service or the Massachusetts Division of Revenue for any of the open tax years.

NOTE 11 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this Report, the date the financial statements were available to be issued, noting the following items that would impact the accounting for events or transactions in the current period or require additional disclosure.

On January 16, 2023, the Company issued 10,650,921 shares of common stock to GHS Investments, LLC for a cash consideration of $16,557. The Company paid a sales commission of $331.

On February 6, 2023, the Company issued 16,854,990 shares of common stock to GHS Investments, LLC for a cash consideration of $27,581. The Company paid a sales commission of $552.

On February 10, 2023, the Company issued 50,000 shares of common stock under 2019 Plan to an employee for past services. The shares were valued at the fair value of common stock on the date of issuance.

On February 21, 2023, the Company issued 100,000 shares of common stock under 2019 Plan to an advisor of the Company. The shares were valued at their fair value on the date of issuance.

On February 22, 2023, the Company issued 4,097,453 shares of common stock to GHS Investments, LLC for a cash consideration of $10,057. The Company paid a sales commission of $201.

On March 13, 2023, the Company issued 100,000 shares of common stock under 2019 Plan to an advisor of the Company. The shares were valued at their fair value on the date of issuance.

On March 23, 2023, the noteholder of Convertible Promissory Note F elected to convert $27,814 of the principal amount of the note and accrued and unpaid interest of $7,186 into 17,837,838 shares of common stock at the conversion price of $0.00185 per share.

On April 1, 2023, pursuant to their respective employment agreements, 1,500,000 shares of common stock previously awarded to each of the Company’s CEO and COO vested.

As of the date of this filing, the Company is in default with the terms of the Notes A and D, which matured for payment on March 1, 2023. The Company is negotiating with the noteholders to extend the maturity date to cure the default.

