Form 10-Q
period 2023-03-31
IIOT-OXYS, Inc.
filed 2023-05-22
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s common stock on May 22, 2023, was 406,815,293.

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to IIOT-OXYS, Inc., a Nevada corporation, and as applicable to its wholly owned subsidiaries, OXYS Corporation, a Nevada corporation, and HereLab, Inc., a Delaware corporation.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$25,158	$33,336
Accounts receivable, net	9,893	28,941
Prepaid expenses	7,773	7,773
Total Current Assets	42,824	70,050

Note receivable, net of discount of $3,791 and $4,716 at March 31, 2023 and December 31, 2022, respectively	196,209	195,284
Intangible assets, net	236,379	248,585

Total Assets	$475,412	$513,919

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$172,392	$133,408
Accrued liabilities	435,177	395,714
Deferred revenue	31,425	31,425
Unearned interest	2,219	5,151
Notes payable - current	392,353	363,167
Shares payable to related parties	16,358	14,624
Salaries payable to related parties	263,516	263,516
Derivative liabilities	471,165	469,873
Total Current Liabilities	1,784,605	1,676,878

Notes payable	49,300	104,300
Due to stockholders	1,000	1,000
Total Liabilities	1,834,905	1,782,178

Commitments and Contingencies (Note 4)	–	–

Series B Convertible Preferred Stock, 600 shares designated, $0.001 Par Value, $1,200 stated value; 454 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively. Liquidation preference $544,800 at March 31, 2023 and December 31, 2022, respectively	544,800	544,800

Stockholders' Equity (Deficit)
Series A Preferred Stock, $0.001 par value, 10,000,000 Shares authorized; 25,845 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	26	26
Common Stock $0.001 Par Value, 1,000,000,000 shares authorized; 401,865,785 shares and 352,174,583 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	401,866	352,175
Additional paid in capital	7,179,122	7,141,877
Accumulated deficit	(9,485,307)	(9,307,137)
Total Stockholders' Equity (Deficit)	(1,904,293)	(1,813,059)

Total Liabilities and Stockholders' Equity (Deficit)	$475,412	$513,919

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended March 31,
	2023	2022
Revenues	$43,283	$–

Cost of Sales	16,964	–

Gross Profit	26,319	–

Operating Expenses
General and administrative	166,200	167,009
Amortization of intangible assets	12,205	12,205
Total Operating Expenses	178,405	179,214

Other Income (Expense)
Gain (Loss) on change in FMV of derivative liability	(1,292)	115,799
Loss on derivative	–	(201,943)
Interest income	5,856	–
Interest expense	(14,528)	(247,372)
Total Other Income (Expense)	(9,964)	(333,516)

Net Loss Before Income Taxes	(162,050)	(512,730)

Provision for Income Tax	–	–

Net Loss	$(162,050)	$(512,730)

Convertible Preferred Stock Dividend	(16,120)	(12,430)

Net Loss Attributable to Common Stockholders	$(178,170)	$(525,160)

Net Loss Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding Attributable to Common Stockholders - Basic and Diluted	374,217,262	224,759,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional		Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance - December 31, 2022	25,845	$26	352,174,583	$352,175	$7,141,877	$(9,307,137)	$(1,813,059)
Common stock issued for financing commitments	–	–	31,603,364	31,603	22,592	–	54,195
Sales commissions paid on capital raise	–	–	–	–	(1,084)	–	(1,084)
Common stock issued for services	–	–	250,000	250	575	–	825
Common stock issued for conversion of convertible note payable	–	–	17,837,838	17,838	15,162	–	33,000
Net loss	–	–	–	–	–	(178,170)	(178,170)
Balance - March 31, 2023	25,845	$26	401,865,785	$401,866	$7,179,122	$(9,485,307)	$(1,904,293)

	Preferred Stock		Common Stock		Additional		Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance - December 31, 2021	25,845	$26	220,254,396	$220,255	$7,009,098	$(8,544,232)	$(1,314,853)
Common stock issued for financing commitments	–	–	16,851,068	16,851	96,975	–	113,826
Sales commissions paid on capital raise	–	–	–	–	(2,277)	–	(2,277)
Effect of adopting ASY 2020-06	–	–	–	–	(371,125)	313,976	(57,149)
Common stock issued for services	–	–	100,000	100	800	–	900
Net loss	–	–	–	–	–	(525,160)	(525,160)
Balance - March 31, 2022	25,845	$26	237,205,464	$237,206	$6,733,471	$(8,755,416)	$(1,784,713)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For The Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(178,170)	$(525,160)
Adjustments to reconcile net loss to net cash (used) by operating activities
Stock compensation expense for services	825	900
Discount on note receivable	(925)	–
Amortization of debt discount on notes payable and preferred stock	–	37,400
Amortization of intangible assets	12,205	12,205
Changes in Operating Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	19,048	–
Increase (Decrease) in:
Accounts payable	38,984	(14,349)
Accrued liabilities	46,648	39,198
Derivative liability	1,292	277,649
Unearned interest	(2,932)	–
Shares payable to related parties	1,735	–
Salaries payable to related parties	–	15,099
Net Cash Used by Operating Activities	(61,289)	(157,058)

Cash Flows from Investing Activities
Cash paid for note receivable	–	–
Net Cash used in Investing Activities	–	–

Cash Flows From Financing Activities
Cash received from sale of common stock	54,195	113,826
Cash payments of offering costs	(1,084)	(2,277)
Proceeds from sale of Series B Preferred Stock	–	188,000
Net Cash Provided By Financing Activities	53,111	299,549

Net Increase (Decrease) in Cash and Cash Equivalents	(8,178)	142,491

Cash and Cash Equivalents - Beginning of Period	33,336	46,821

Cash and Cash Equivalents - End of Period	$25,158	$189,312

Supplement Disclosures of Cash Flow Information
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Conversion of convertible notes payable and derivative liabilities	$33,000	$–
Effect of adopting ASU-2020-06	$–	$(57,149)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023 and 2022

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

Impact of COVID-19

The global COVID-19 pandemic continues to present uncertainty and unforeseeable risks to the Company’s operations and business plan. The Company has closely monitored recent developments, including the lifting of COVID-19 safety measures, the spread of new strains or variants of the coronavirus (such as the Delta and Omicron variants), and supply chain and labor shortages. Thus, the full impact of the COVID-19 pandemic on the business and operations remains uncertain and will vary depending on the pandemic’s future impact on the third parties with whom the Company does business, as well as any legal or regulatory consequences resulting therefrom. The Company has been following the recommendations of health authorities to minimize exposure risk for its team members and may take further actions that alter our operations, including any required by federal, state or local authorities, or that it determines are in the best interests of its employees and other third parties with whom the Company does business.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $1,741,781, used cash flows in operating activities of $61,289, and has an accumulated deficit of $9,485,307 as of March 31, 2023. These factors, among others, raise a substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. These accounting policies conform to GAAP in all material respects and have been consistently applied in preparing the accompanying consolidated financial statements.

Interim Financial Statements

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with GAAP for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2022.

Principles of Consolidation

The consolidated financial statements for March 31, 2023 and 2022, respectively, include the accounts of Company, and its wholly-owned subsidiaries OXYS Corporation and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022. The Company reported a cash balance of $25,158 and $33,336 as of March 31, 2023 and December 31, 2022, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. The Company recorded accounts receivable of $9,893 and $28,941 at March 31, 2023 and December 31, 2022, and no allowance for doubtful accounts was deemed necessary as of March 31, 2023 and December 31, 2022, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents which are generally not collateralized. The Company’s policy is to place its cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to $250,000. At March 31, 2023 and December 31, 2022, the Company had no amounts in excess of the FDIC insurance limit.

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

NOTE 3 - NOTE RECEIVABLE

On April 4, 2022, the Company executed an unsecured convertible promissory note with the principal sum of $200,000 (“Note”) with a company incorporated under the laws of the Province of British Columbia. The Note bears an original issuance discount of $7,500 and matures on April 4, 2024. The interest on the Note will begin to accrue at the rate of 10% per annum from the date of the Note, and will continue to accrue on the outstanding principal until the entire balance is paid or converted into shares of common stock equal to 3.23% of the fully diluted share capital of the borrower on the conversion date. The terms of the Note require the borrower to prepay (i) within 30 days of April 4, 2022, the first twelve months of interest totaling $20,000, and (ii) within six months of April 4, 2022, the interest for the second twelve months under the Note totaling $20,000. The Company will have the right, at its option on the maturity date, to convert all the principal sum into the common stock equal to 3.23% of the fully diluted share capital of the borrower as of the conversion date. On April 4, 2022, the Company advanced to the borrower $192,500 cash and recorded an original issuance discount on note receivable of $7,500. On April 21, 2022, the Company received $20,000 as prepaid interest from the borrower. The Company recorded interest income earned on the Note of $5,856 for the three months ended March 31, 2023. The Company recorded unearned interest of $2,219 and $5,151, and unamortized original debt discount of $3,791 and $4,716 at March 31, 2023 and December 31, 2022, respectively.

NOTE 4 - INTANGIBLE ASSETS

The Company’s intangible assets comprise of intellectual property revolving around their field tests, sensor integrations, and board designs. Intangible assets, net of amortization at March 31, 2023 and December 31, 2022 amounted to $236,379 and $248,585, respectively.

	March 31, 2023	December 31, 2022
Intangible Assets	$495,000	$495,000
Accumulated amortization	(258,621)	(246,415)
Intangible Assets, net	$236,379	$248,585

The Company determined that none of its intangible assets were impaired as of March 31, 2023 and December 31, 2022, respectively, Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives of ten years. Amortization expense of finite-lived intangibles was $12,205 for the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of March 31, 2023:

Amortization Expense
2023 (Remainder of the year)	$37,295
2024	49,500
2025	49,500
2026	49,500
2027	49,500
Thereafter	1,084
Total	$236,379

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In prior years, the Company entered into consulting agreements with one director, three executive officers, and one engineer of the Company, which include commitments to issue shares of the Company’s common stock from the Company’s 2017 Stock Incentive Plan and 2019 Stock Incentive Plans. All the consulting agreements have been terminated and shares have been issued in conjunction with the related separation agreements. According to the terms of the agreements, 3,547,788 shares were vested and issued per the Company’s 2017 Stock Incentive Plan as of March 31, 2023 and December 31, 2022, and 3,080,000 shares and 2,980,000 shares were vested and issued per the Company’s 2019 Stock Incentive Plan as of March 31, 2023 and December 31, 2022, respectively.

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

Employment Agreement - CEO

On June 2, 2022, the Board approved an Employment Agreement with the CEO dated effective April 1, 2022 whereby, the CEO will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the CEO an aggregate of 7,000,000 shares of the Company’s common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2025. The shares are valued at the 90% of the average market price of the shares of 30 trading days at the end of each quarter. The Company has recorded $142,424 in salaries payable to the CEO as of March 31, 2023 and December 31, 2022, respectively.

Employment Agreement – COO/Interim CFO

On June 2, 2022, the Board approved an Employment Agreement with the COO/Interim CFO dated effective April 1, 2022, whereby, the officer will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the COO/Interim CFO an aggregate of 7,000,000 shares of the Company common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2025. The shares are valued at the 90% of the average market price of the shares of 30 trading days at the end of each quarter. The Company recorded $121,092 in salaries payable to the COO/Interim CFO as of March 31, 2023 and December 31, 2022, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

The following table summarizes the outstanding balance of convertible notes payable, interest and conversion rates as of March 31, 2023 and December 31, 2022, respectively.

		March 31, 2023	December 31, 2022

A.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at $0.008 per share. The balance of principal and accrued and unpaid interest is payable on maturity on March 1, 2023, unless automatically extended for one-year periods if no Event of Default is existing. The note is secured by substantially all the assets of the Company.	$205,000	$205,000

B.	Convertible note payable to an investor with interest at 5% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable annually with the balance of principal and interest due on maturity on March 1, 2024. The note is secured by substantially all the assets of the Company.	55,000	55,000

D.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at $0.008 per share. The balance of principal and accrued and unpaid interest is payable on March 1, 2023, unless automatically extended for one-year periods if no Event of Default is existing. The note is secured by substantially all the assets of the Company.	50,000	50,000

E.	Convertible notes payable to a related party with interest at 12% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on August 2, 2024. The notes are secured by substantially all the assets of the Company.	125,000	125,000

F.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock originally at $0.01 per share. Principal and interest due on maturity on April 29, 2023.	7,353	33,167

G.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock originally at $0.0099 per share. Note was issued as payment for future fees to be incurred under the related Equity Financing Agreement. Principal and interest due on maturity on April 29, 2025.	75,000	75,000

		517,353	543,167
	Less: deferred financing costs	(75,700)	(75,700)
	Less unamortized discount	–	–
	Net balance	441,653	467,467
	Less current portion	(392,353)	(363,167)
	Long term portion	$49,300	$104,300

A. January 18, 2018 Convertible Note and Warrants (“Note A”)

On March 14, 2022, the noteholder of Note A agreed to extend the maturity date of March 1, 2022 of the Senior Secured Convertible Promissory Note to March 1, 2023, in exchange for the reduction of the conversion price to $0.008 per share, and all prior Events of Default (as defined in the Note A) including penalties were waived, and all future Events of Default (as defined in the Note A) pertaining to the future payment of interest were waived through maturity. The Company is in default with the terms of the Note A and is currently negotiating with the noteholder to extend the maturity date to cure the default.

The Company recorded interest expense of $6,066 and $8,729 for the three months ended March 31, 2023 and 2022, respectively. Accrued interest payable on Note A was $165,934 and $159,868 as of March 31, 2023 and December 31, 2022, respectively.

The principal balance payable on Note A amounted to $205,000 on March 31, 2023 and December 31, 2022, respectively.

B. January 2019 Convertible Note and Warrants (“Note B”)

Effective March 1, 2021, the noteholder of Note B agreed to extend the maturity date of March 1, 2021 of the Secured Convertible Promissory Note to March 1, 2024, and all prior Events of Default (as defined in the Note B) including penalties were waived, and all other terms of the Note B remain the same (Note 9).

The Company recorded interest expense of $678 and $678 on Note B for the three months ended March 31, 2023 and 2022, respectively. Accrued interest payable on Note B was $11,520 and $10,842 as of March 31, 2023 and December 31, 2022, respectively.

The principal balance payable on Note B amounted to $55,000 and $55,000 on March 31, 2023 and December 31, 2022, respectively.

D. March 2019 Convertible Note and Warrants (“Note D”)

On March 14, 2022, the noteholder of Note D agreed to extend the maturity date of March 1, 2022 of the Senior Secured Convertible Promissory Note to March 1, 2023, in exchange for the reduction of the conversion price to $0.008 per share, and all prior Events of Default (as defined in the Note D) including penalties were waived, and all future Events of Default (as defined in the Note D) pertaining to the future payment of interest were waived through maturity. The Company is in default with the terms of the Note D and is currently negotiating with the noteholder to extend the maturity date to cure the default.

The Company recorded interest expense of $1,479 and $1,479 on Note D for the three months ended March 31, 2023 and 2022, respectively. Accrued interest payable on Note D was $22,177 and $20,698 as of March 31, 2023 and December 31, 2022, respectively.

The principal balance payable on Note D amounted to $50,000 on March 31, 2023 and December 31, 2022, respectively.

E. August 2019 Convertible Note and Warrants (“Note E”)

On August 2, 2021, the noteholder of Note E agreed to extend the maturity date of the Secured Convertible Promissory Note to August 2, 2024. All other terms and conditions of the Note E remain the same.

The Company recorded interest expense of $3,699 and $3,699 on Note E for the three months ended March 31, 2023 and 2022, respectively. Accrued interest payable on Note E was $52,389 and $48,690 as of March 31, 2023 and December 31, 2022, respectively.

The principal balance payable on Note E amounted to $125,000 and $125,000 on March 31, 2023 and December 31, 2022, respectively.

F. July 2020 Equity Financing Arrangement (“Note F”)

On April 29, 2022, the noteholder of Note F agreed to extend the maturity date of the Secured Convertible Promissory Note to April 29, 2023. All other terms and conditions of the Note F remain the same. On March 23, 2023, the noteholder of Note F converted the principal balance of its convertible promissory note of $25,814 and $7,186 of accrued interest into 17,837,838 shares of common stock of the Company valued at the fair value of $0.00185 per share.

The Company recorded interest expense of $757 and $818 on Note F for the three months ended March 31, 2023 and 2022, respectively. Accrued interest payable on Note F was $0 and $5,029 as of March 31, 2023 and December 31, 2022, respectively.

The principal balance payable on Note F amounted to $7,353 and $33,167 on March 31, 2023 and December 31, 2022, respectively.

G . July 2020 Equity Financing Arrangement (“Note G”)

On April 29, 2022, the noteholder of Note G agreed to extend the maturity date of the Secured Convertible Promissory Note to April 29, 2023. All other terms and conditions of the Note G remain the same.

The Company recorded interest expense of $1,849 and $1,849 on Note G for the three months ended March 31, 2023 and 2022, respectively. Accrued interest payable on Note G was $17,688 and $17,240 as of March 31, 2023 and December 31, 2022, respectively.

The principal balance payable of Note G amounted to $75,000 at March 31, 2023 and December 31, 2022, respectively.

NOTE 7 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net loss attributable to common stockholders (basic)	$(178,170)	$(525,160)

Shares used to compute net loss per common share, basic and diluted	374,217,262	224,759,740

Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.00)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the three months ended March 31, 2023 and 2022, respectively, because their inclusion would be anti-dilutive:

	As of March 31,
	2023	2022
Warrants to purchase common stock	2,868,397	2,868,397
Potentially issuable shares related to convertible notes payable and convertible preferred stock	370,172,003	347,878,284
Total anti-dilutive common stock equivalents	373,040,400	350,741,681

NOTE 8 - RELATED PARTIES

At March 31, 2023 and December 31, 2022, respectively, the amount due to two stockholders was $1,000 relating to depositing funds for opening bank accounts for the Company.

The Company executed an operating lease to rent its current office facility from a stockholder on a month-to-month basis at a monthly rent of $250 starting January 1, 2020. The Company recorded rent expense of $750 for the three months ended March 31, 2023 and 2022, respectively. The Company has recorded $1,000 and $250 of rent payable to the stockholder in accounts payable as of March 31, 2023 and December 31, 2022, respectively.

NOTE 9 - STOCKHOLDERS' EQUITY

The Company has an authorized capital of 1,000,000,000 shares, $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock at March 31, 2023. The Company has 401,865,785 shares 352,174,583 shares of common stock, and 25,845 shares and 25,845 shares of preferred stock, issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.

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

On February 24, 2021, the Company entered into a Common Stock Purchase Agreement with an investor pursuant to which the investor agreed to purchase up to $5,000,000 of the Company’s registered common stock at $0.015 per share. Pursuant to the Agreement, purchases may be made by the Company during the Commitment Period (as defined in the Agreement) through the submission of a purchase notice to the investor no sooner than ten business days after the preceding closing. No purchase notice can be made in an amount less than $10,000 or greater than $500,000 or greater than two times the average of the daily trading dollar volume for the Company’s common stock during the ten business days preceding the purchase date. Each purchase notice is limited to the investor beneficially owning no more than 4.99% of the total outstanding common stock of the Company at any given time. There are certain conditions precedent to each purchase including, among others, an effective registration statement in place and the VWAP of the closing price of the Company’s common stock greater than $0.0175 for the Company's common stock during the five business days prior to the closing. From January 1, 2023 to March 31, 2023, the investor purchased 31,603,364 shares of common stock for a cash consideration of $54,196.

On February 10, 2023, the Company issued 50,000 shares of its common stock to a consultant for services. The common stock was valued at the fair market price of $215 on the date of issuance. The shares were issued under the Company’s 2019 Stock Incentive Plan.

On February 21, 2023, the Company issued 100,000 shares of its common stock to a consultant for services. The common stock was valued at the fair market price of $340 on the date of issuance. The shares were issued under the Company’s 2019 Stock Incentive Plan.

On March 13, 2023, the Company issued 100,000 shares of its common stock to a consultant for services. The common stock was valued at the fair market price of $270 on the date of issuance. The shares were issued under the Company’s 2019 Stock Incentive Plan.

On March 23, 2023, the noteholder of Note F converted the principal balance of $25,814 and accrued interest of $7,186 into 17,837,838 shares of common stock. The shares issued were valued at the fair value of common stock on the date of issuance.

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

On March 18, 2022, the Board of Directors approved and adopted the 2022 Stock Incentive Plan (the “2022 Plan”). Awards may be made under the 2022 Plan for up to 20,000,000 shares of common stock of the Company, subject to adjustment as to the number and kind of shares awarded. Only employees and directors of the Company or an Affiliated company are eligible to receive Incentive Options under the 2022 Plan. The Company awarded 7,000,000 shares of the Company’s common stock to an officer and 7,000,000 shares of common stock to a director of the Company (see Note 4) vesting 1,500,000 shares vesting on the first anniversary on the date of issuance, 2,500,000 shares vesting on the second anniversary of the date of issuance, and 3,000,000 shares on the third anniversary of the date of issuance. In addition, on October 3, 2022, the Company awarded 300,000 shares of common stock to an advisor vesting 100,000 shares on the first anniversary date of issuance, 100,000 shares vesting on the second anniversary, and the remaining 100,000 vesting the third anniversary of the date of issuance. The common shares vested pursuant to the 2022 Plan amounted to 0 shares at March 31, 2023 and December 31, 2022, and the 14,300,000 remain unvested as of March 31, 2023. For the three months March 31, 2023, the Company recorded $1,735 as stock compensation expense for the 739,726 shares payable to an officer and a director that remain unvested as of March 31, 2023. Total shares payable to an officer, consultant and a director totaled 3,308,219 shares and 2,568,493 shares at March 31, 2023 and December 31, 2022, respectively.

Shares earned and issued related to the consulting agreements are issued under the 2017 Stock Incentive Plan and the 2019 Stock Incentive Plan (Note 4). Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange.

A summary of the status of the Company’s non-vested shares as of March 31, 2023 and 2022, and changes during the three months period then ended, is presented below:

2022 Plan	Non-vested Shares of Common Stock	Weighted Average Fair Value
Authorized shares per the 2022 Plan – 20,000,000 shares
Balance at December 31, 2022	14,300,000	$0.006146
Awarded	–	–
Vested	–	–
Forfeited	–	–
Balance at March 31, 2023	14,300,000	$–

2019 Plan
Authorized shares per the 2019 Plan – 5,000,000 shares
Balance at December 31, 2022	–	$0.30
Awarded	–	–
Vested	–	–
Forfeited	–	–
Balance at March 31, 2023	–	$0.30

2017 Plan
Authorized shares per the 2017 Plan – 4,500,000 shares
Balance at December 31, 2022	–	$0.30
Awarded	–	–
Vested	–	–
Forfeited	–	–
Balance at March 31, 2023	–	$0.30

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

The Company had 25,845 shares of preferred stock issued and outstanding at March 31, 2023 and December 31, 2022, respectively.

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

November 19, 2020

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

On November 19, 2020, GHS purchased a total of 70 shares of Series B Convertible Preferred Stock for gross proceeds of $45,000. The Company paid $900 in selling commissions to complete this financing.

On November 19, 2020 (the date of receipt of cash proceeds of $45,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $103,267, $58,267 as day one loss on the derivative, $39,000 as interest expense, and $39,000 as Series B Convertible Preferred Stock mezzanine liability, and $45,000 as amortization.

The Company recalculated the value of the derivative liability associated with this convertible preferred stock recording a loss of $199 and a gain of $18,069 for the three months ended March 31, 2023 and 2022 in connection with the change in fair market value of the derivative liability. The Company recorded $2,485 as preferred stock dividend expense for the three months ended March 31, 2023 and 2022, and $23,805 and $21,320 as preferred stock dividend payable as of March 31, 2023 and December 31, 2022, respectively. Derivative liability payable for this transaction totaled $72,665 and $72,456 at March 31, 2023 and December 31, 2022, and Series B Convertible Preferred Stock mezzanine liability was $84,000 at March 31, 2023 and December 31, 2022, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0013 to $0.0140, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0015 to $0.0184, an expected dividend yield of 0%, expected volatility ranging from 160.41% to 440.99%, risk-free interest rates ranging from 0.38% to 4.73%, and an expected term ranging from 0.13 years to 1.50 years.

December 16, 2020

On December 16, 2020, pursuant to the terms of the SPA, GHS purchased an additional 85 shares of Series B Convertible Preferred Stock for gross proceeds of $85,000. The Company paid $1,700 in selling commissions to complete this financing.

On December 16, 2020 (the date of receipt of cash proceeds of $85,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $106,241, $21,241 as day one loss on the derivative, $17,000 as interest expense, and $17,000 as Series B Convertible Preferred Stock mezzanine liability, and $85,000 as amortization.

The Company recalculated the value of the derivative liability associated with this convertible preferred stock recording a loss of $242 and a gain of $20,784 for the three months ended March 31, 2023 and 2022 in connection with the change in fair market value of the derivative liability. The Company recorded $3,018 as preferred stock dividend expense for the three months ended March 31, 2023 and 2022, and $28,001 and $24,983 as preferred stock dividend payable as of March 31, 2023 and December 31, 2022, respectively. Derivative liability payable for this transaction totaled $88,224 and 87,982 at March 31, 2023 and December 31, 2022, and Series B Convertible Preferred Stock mezzanine liability was $102,000 at March 31, 2023 and December 31, 2022, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0013 to $0.0187, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0015 to $0.0184, an expected dividend yield of 0%, expected volatility ranging from 160.41% to 431.65%, risk-free interest rates ranging from 0.38% to 4.737%, and an expected term of 1.50 years.

December 20, 2021

On December 20, 2021, pursuant to the terms of the SPA, GHS purchased an additional 51 shares of Series B Convertible Preferred Stock for gross proceeds of $51,000. The Company paid $1,000 in selling commissions to complete this financing.

The Company recalculated the value of the derivative liability associated with this convertible preferred stock recording a loss of $145 for the three months ended March 31, 2023 in connection with the change in fair market value of the derivative liability. The Company recorded $1,811 as preferred stock dividend expense for the three months ended March 31, 2023 and 2022, and $9,376 and $7,565 as preferred stock dividend payable as of March 31, 2023 and December 31, 2022, respectively. Derivative liability payable for this transaction totaled $52,935 and $52,789 at March 31, 2023 and December 31, 2022 and Series B Convertible Preferred Stock mezzanine liability was $61,200 at March 31, 2023 and December 31, 2022, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0013 to $0.0050 the closing stock price of the Company's common stock on the date of valuation ranging from $0.0015 to $0.0060, an expected dividend yield of 0%, expected volatility ranging from 174.58% to 208.19%, risk-free interest rates ranging from 0.91% to 4.737%, and an expected term of 1.50 years.

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

The Company recalculated the value of the derivative liability associated with the convertible note at March 31, 2023 and 2022, and recorded a loss of $145 and $16,928 for the three months ended March 31, 2023 and 2022, respectively, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded $1,811 and $1,046 as preferred stock dividend expense for the three months ended March 31, 2023 and 2022. Preferred stock dividend payable to GHS on this derivative totaled $8,390 and $6,579 as of March 31, 2023 and December 31, 2022. Derivative liability payable for this transaction totaled $52,935 and $52,789 at March 31, 2023 and December 31, 2022, and Series B Convertible Preferred Stock mezzanine liability was $61,200 at March 31, 2023 and December 31, 2022, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0013 to $0.0096, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0015 to $0.0172, an expected dividend yield of 0%, expected volatility ranging from 160.35% to 177.44%, risk-free interest rates ranging from 1.09% to 4.73%, and an expected term of 1.35 to 1.5 years.

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

The Company recalculated the value of the derivative liability associated with the convertible note at March 31, 2023 and 2022, and recorded a loss of $387 and a gain of $105,194 for the three months ended March 31, 2023 and 2022, respectively, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded preferred stock dividend expense of $4,829 and $376 for the three months ended March 31, 2023 and 2022. Preferred stock dividend payable to GHS for this derivative totaled $19,960 and $15,131 at March 31, 2023 and December 31, 2022. Derivative liability payable for this transaction totaled $141,159 and $140,772 at March 31, 2023 and December 31, 2022, respectively, and Series B Convertible Preferred Stock mezzanine liability was $163,200 at March 31, 2023 and December 31, 2022.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0013 to $0.0096, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0015 to $0.0183, an expected dividend yield of 0%, expected volatility ranging from 160.35% to 177.44%, risk-free interest rates ranging from 1.55% to 4.73%, and an expected term of 1.48 to 1.5 years.

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

The Company recalculated the value of the derivative liability associated with the convertible note at March 31, 2023 and recorded a loss of $174 for the three months ended March 31, 2023, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded preferred stock dividend expense of $2,166 for the three months ended March 31, 2023. Preferred stock dividend payable to GHS for this derivative totaled $3,225 and $1,059 at March 31, 2023 and December 31, 2022. Derivative liability payable for this transaction totaled $63,314 and $63,140 at March 31, 2023 and December 31, 2022, respectively, and Series B Convertible Preferred Stock mezzanine liability was $73,200 at March 31, 2023 and December 31, 2022.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0013 to $0.0020, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0015 to $0.0022, an expected dividend yield of 0%, expected volatility ranging from 174.58% to 179.98%, risk-free interest rates ranging from 4.64% to 4.73%, and an expected term of 1.5 years.

As a result of issuance of derivative instruments, the Company recorded a derivative liability of $471,165 and $469,873 as of March 31, 2023 and December 31, 2022, and Series B Convertible Preferred Stock liability of $544,800 as of March 31, 2023 and December 31, 2022, respectively.

Warrants

A summary of the status of the Company’s warrants as of March 31, 2023 and 2022, and changes during the three months then ended, is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2021	–	–
Issued	2,868,397	$0.00084	2.4 Years
Exercised	–	–
Expired/Forfeited	–	–
Outstanding at March 31, 2022	2,868,397	$0.00084	2.2 Years

Outstanding at December 31, 2022	–	–
Issued	2,868,397	$0.00084	1.4 Years
Exercised	–	–
Expired/Forfeited	–	–
Outstanding at March 31, 2023	2,868,397	$0.00084	1.2 Years

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this Report, the date the financial statements were available to be issued, noting the following items that would impact the accounting for events or transactions in the current period or require additional disclosure.

On April 27, 2023, the noteholder of Note F elected to convert $7,353 of principal amount and $71 of accrued interest, totaling $7,424 into 4,949,507 shares of common stock. The shares were valued at the fair value of the common stock on the date of issuance.

On May 1, 2023, the noteholder of Note G agreed to extend the maturity date of the Convertible Promissory Note G to April 29, 2025. All other terms and conditions of the convertible promissory note remain the same.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements

Basis of Presentation

The financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the quarterly periods ended March 31, 2023 and 2022 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

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

Impact of COVID-19

The global COVID-19 pandemic continues to present uncertainty and unforeseeable risks to the Company’s operations and business plan. The Company has closely monitored recent developments, including the lifting of COVID-19 safety measures, the spread of new strains or variants of the coronavirus (such as the Delta and Omicron variants), and supply chain and labor shortages. Thus, the full impact of the COVID-19 pandemic on the business and operations remains uncertain and will vary depending on the pandemic’s future impact on the third parties with whom the Company does business, as well as any legal or regulatory consequences resulting therefrom. The Company has been following the recommendations of health authorities to minimize exposure risk for its team members and may take further actions that alter our operations, including any required by federal, state or local authorities, or that it determines are in the best interests of its employees and other third parties with whom the Company does business.

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

General Overview

IIOT-OXYS, Inc., a Nevada corporation (the “Company”), and OXYS, were originally established for the purposes of designing, building, testing, and selling Edge Computing systems for the Industrial Internet. Both companies were, and presently are, early-stage technology startups that are largely pre-revenue in their development phase. HereLab (an entity immaterial to our operations) is also an early-stage technology development company. We received our first revenues in the last quarter of 2017, continued to realize revenues until 2020 when the pandemic hit, and we realized nominal revenues through 2021 to the present.

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

Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

For the three months ended March 31, 2023, we earned revenues of $43,283 and incurred related cost of sales of $16,964. Our operating expenses were $178,405 which included professional fees of $62,662, payroll costs of $86,107, amortization of intangible assets of $12,205, and general and administrative expenses of $17,431. We recorded net other expenses of $9,964 consisting of interest expense of $14,528 and a loss due to change in fair market value of derivative liability of $1,292, offset by interest income on note receivable of $5,856. We also recorded $16,120 as preferred stock dividend on convertible preferred stock for the three months ended March 31, 2023. As a result, we incurred a net loss of $178,170 for the three months ended March 31, 2023.

Comparatively, for the three months ended March 31, 2022, we earned no revenues and no related cost of sales. Our Operating expenses were $179,214 which included professional fees of $39,555, payroll costs of $110,658, amortization of intangible assets of $12,205, and general and administrative expenses of $16,796. We recorded net other expenses of $333,516, consisting of interest expense of $247,372 on notes payable due to amortization of debt discount and interest payable on notes payable, loss on derivates of $201,943, offset by gain on change in the fair market value of derivative liability of $115,799. We also recorded $12,430 as preferred stock dividend on convertible preferred stock for the three months ended March 31, 2022. As a result, we incurred a net loss of $525,160 for the three months ended March 31, 2022.

During the current and prior period, we did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Our first quarter revenue in 2023 was a significant improvement over the same period in 2022, when no revenue was recorded. We also sustained the revenue momentum achieved throughout 2022, and we expect this momentum will continue through 2023. Our strong first quarter revenue and our confidence this momentum will continue through 2023, and beyond, are based on the following factors:

-	Our current DOT Bridge Monitoring Contract and overall Structural Health Monitoring (“SHM”) vertical is the foundation of our revenue momentum. The current monitoring continues through June of 2023, with previously approved expansion to continue beyond June. We believe that discussions with our main contractor to the DOT for extensions and expansions have been favorable. We also believe that prospects with both local municipalities in our current DOT state, and DOT contacts in two other northeast states bode well for future business in the second half of 2023 and into 2024.

-	Our Smart Manufacturing vertical is benefiting from the progress on our CNC Proof of Concept (“POC”), that successfully kicked off back in January 2023, and will conclude this month. It’s already yielding results that we believe are impressing our customer. We expect a SaaS contract to follow and believe this will lead to other paid CNC POCs and additional SaaS contracts, which would contribute to revenue in the second half of 2023. Another key goal is to secure additional POCs for other discrete manufacturing processes, including metal stamping, plastic injection molding, plastic extrusion, and automated assembly and test.

-	Our Indoor Air Quality (“IAQ”) vertical through our strategic partner, Aretas Sensor Networks (“Aretas”), is progressing well – primarily through our direct retail sales efforts, which are beginning to show results. We’ve also begun focusing on larger site opportunities, both through current advertising channels, and some targeted outreach, especially in the northeast.

-	Our Strategic Partnership development continues to be a “force multiplier” for us. The strength of our Aingura IIoT, S.L. partnership provides supplemental expertise, equipment and software, which ensures we continue to bring value to our customers. We will also continue to develop our other previously announced partnerships, including Aretas.

We believe that our business development in these industries has high potential for success, due to the strength of their size and growth. The global smart manufacturing (also known as Industry 4.0) was $97.6 billion in 2022 and will reach $228.3 billion by 2027 (CAGR 18.5%);1 the worldwide SHM industry was $2.0 billion in 2021 and will reach $4.0 billion by 2027 (CAGR of 14.6%);2 and the Indoor Air Quality Monitor (IAQ) market, which was estimated at $3.7 billion in 2020 and projected to reach $6.4 billion in 2027, growing at 8.2% CAGR.3

It is anticipated that revenue momentum will continue through the second quarter of 2023, which is on track to exceed that for the same period in 2022, and that overall total revenue for 2023 will exceed that of 2022. Given the valuable real-world data we’ve collected, our Artificial Intelligence (“AI”) Machine Learning algorithms we’ve developed, compelling use cases and marketing collateral developed from our data and algorithms, combined with our experienced leadership, savvy technological talent, and operational execution excellence, we believe these goals are achievable.

Liquidity and Capital Resources for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

At March 31, 2023, we had a cash balance of $25,158, which represents a $8,178 decrease from the $33,336 cash balance at December 31, 2022. This decrease was primarily as a result of net cash used in operating activities of $61,289, and net cash provided by financing activities of $53,111.

Operating activities

Net cash flows used in operating activities for the three months ended March 31, 2023 was $61,289, primarily attributed to the net loss of $178,170, stock compensation expense of $825, discount received on note receivable of $925, and amortization of intangible assets of $12,206. The Company recorded changes in operating assets and liabilities of $104,775 primarily attributable to decrease in accounts receivable of $19,048, increase in accounts payable of $38,984, increase in accrued liabilities of $46,648, increase in derivative liabilities of $1,292, increase in shares payable to related parties of $1,735 offset by decrease in unearned interest of $2,932.

Net cash flows used in operating activities for the three months ended March 31, 2022 was $157,058, primarily attributable to net loss of $525,160, stock compensation expense of $900, amortization of debt discount on notes payable and preferred stock of $37,400, and amortization of intangible assets of $12,205. The Company recorded a net change in operating assets and liabilities of $317,597 attributable to net decrease in accounts payable of $14,349, net increase in accrued liabilities of $39,198, net increase in derivative liabilities of $277,649, and net increase in salaries payable to related parties of $15,099.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2023 was $53,111 primarily due to sale of our common stock of $54,195 and paying $1,084 in costs for raising capital. Net cash provided by financing activities for the three months ended March 31, 2022 was $299,549 primarily due to cash received from sale of common stock of $113,826 and paying $2,277 in costs for raising capital, and cash received from sale of series B preferred stock of $188,000.

As a result of the above activities, the Company recorded a decrease of $8,178 in cash for the three months ended March 31, 2023, and an increase of $142,491 for the three months ended March 31, 2022, respectively.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $1,741,781, used cash flows in operating activities of $61,289, and has an accumulated deficit of $9,485,307 as of March 31, 2023. These factors, among others, raise a substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

______________

1 https://www.marketsandmarkets.com/Enquiry_Before_BuyingNew.asp?id=105448439&utm_source=SE-NA&utm_medium=Email

2 https://www.marketsandmarkets.com/Market-Reports/structural-health-monitoring-market-101431220.html

3 https://www.reportlinker.com/p05957040/Global-Indoor-Air-Quality-Monitors-Industry.html

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Clifford L. Emmons, who serves as our principal executive officer, and to the Company’s Interim Chief Financial Officer, Karen McNemar, who serves as our principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Emmons and Ms. McNemar, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2022. Based on their evaluation, Mr. Emmons and Ms. McNemar concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Below is a table of all puts made by the Company under the Equity Financing Agreement during the quarter ended March 31, 2023:

Date of Put	Number of Shares Sold	Total Proceeds, Net of Discounts	Effective Price per Share	Net Proceeds
1/17/23	10,650,921	$16,557	$0.0015545	$16,226
2/6/23	16,854,990	$27,580	$0.0016364	$27,029
2/22/23	4,097,453	$10,057	$0.0024545	$9,856

The shares issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. There were $1,084 in sales commissions paid to J.H. Darbie & Co., Inc. (“J.H. Darbie”) pursuant to these transactions.

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1*	Amendment No. 2 to the 12% Secured Convertible Promissory Note dated effective August 2, 2022 with Vidhyadhar Mitta
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IIOT-OXYS, Inc.

Date: May 22, 2023	By	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2023	By	/s/ Karen McNemar
Karen McNemar, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

