Form 10-Q
period 2023-06-30
IIOT-OXYS, Inc.
filed 2023-08-18
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock on August 18, 2023, was 406,815,293.

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to IIOT-OXYS, Inc., a Nevada corporation, and as applicable to its wholly owned subsidiaries, OXYS Corporation, a Nevada corporation, and HereLab, Inc., a Delaware corporation.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$7,896	$33,336
Accounts receivable, net	25,353	28,941
Prepaid expenses and other current assets	12,760	7,773
Total Current Assets	46,009	70,050

Note receivable, net of discount of $2,856 and $4,716 at June 30, 2023 and December 31, 2022, respectively	197,144	195,284
Intangible assets, net	224,038	248,585

Total Assets	$467,191	$513,919

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$214,967	$133,408
Accrued liabilities	469,032	395,714
Deferred revenue	31,425	31,425
Unearned interest	2,219	5,151
Notes payable - current	310,000	363,167
Shares payable to related parties	17,629	14,624
Salaries payable to related parties	305,183	263,516
Derivative liabilities	626,563	469,873
Total Current Liabilities	1,977,018	1,676,878

Notes payable	124,300	104,300
Due to stockholders	1,000	1,000
Total Liabilities	2,102,318	1,782,178

Commitments and Contingencies (Note 4)

Series B Convertible Preferred Stock, 600 shares designated, $0.001 Par Value, $1,200 stated value; 454 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively. Liquidation preference $544,800 at June 30, 2023 and December 31, 2022, respectively	544,800	544,800

Stockholders' Equity (Deficit)
Series A Preferred Stock, $0.001 par value, 10,000,000 Shares authorized; 25,845 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	26	26
Common Stock $0.001 Par Value, 1,000,000,000 shares authorized; 406,815,293 shares and 352,174,583 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	406,816	352,175
Additional paid in capital	7,181,596	7,141,877
Accumulated deficit	(9,768,365)	(9,307,137)
Total Stockholders' Equity (Deficit)	(2,179,927)	(1,813,059)

Total Liabilities and Stockholders' Equity	$467,191	$513,919

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$35,289	$16,500	$78,572	$16,500

Cost of Sales	8,495	510	25,459	510

Gross Profit	26,794	15,990	53,113	15,990

Operating Expenses
General and administrative	117,739	217,621	283,938	384,630
Amortization of intangible assets	12,341	12,341	24,547	24,547
Total Operating Expenses	130,080	229,962	308,485	409,177

Other Income (Expense)
Gain (Loss) on change in FMV of derivative liability	(155,398)	36,057	(156,690)	151,856
Loss on derivative	–	–	–	(201,943)
Interest income	5,921	5,661	11,777	5,661
Interest expense	(13,996)	(16,319)	(28,524)	(263,691)
Total Other Income (Expense)	(163,473)	25,399	(173,437)	(308,117)

Net Loss Before Income Taxes	(266,759)	(188,573)	(428,809)	(701,304)

Provision for Income Tax	–	–	–	–

Net Loss	$(266,759)	$(188,573)	$(428,809)	$(701,304)

Convertible Preferred Stock Dividend	(16,299)	(12,280)	(32,419)	(24,708)

Net Loss Attributable to Common Stockholders	$(283,058)	$(200,853)	$(461,228)	$(726,012)

Net Loss Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding Attributable to Common Stockholders - Basic and Diluted	405,346,758	256,513,245	389,868,003	240,541,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

For the three months ended June 30, 2023

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - March 31, 2023	25,845	$26	401,865,786	$401,866	$7,179,122	$(9,485,307)	$(1,904,293)
Common stock issued for conversion of convertible note payable	–	–	4,949,507	4,950	2,475	–	7,424
Net loss	–	–	–	–	–	(283,058)	(283,058)
Balance - June 30, 2023	25,845	$26	406,815,293	$406,816	$7,181,597	$(9,768,365)	$(2,179,927)

For the six months ended June 30, 2023

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2022	25,845	$26	352,174,584	$352,175	$7,141,877	$(9,307,137)	$(1,813,059)
Common stock issued for financing commitments		–	31,603,364	31,603	22,592	–	54,195
Sales commissions paid on capital raise	–	–	–	–	(1,084)	–	(1,084)
Common stock issued for services	–	–	250,000	250	575	–	825
Common stock issued for conversion of convertible note payable	–	–	22,787,345	22,788	17,637	–	40,425
Net loss	–	–	–	–	–	(461,228)	(461,228)
Balance - June 30, 2023	25,845	$26	406,815,293	$406,816	$7,181,597	$(9,768,365)	$(2,179,927)

For the three months ended June 30, 2022

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - March 31, 2022	25,896	$26	237,205,464	$237,206	$6,783,471	$(8,755,416)	$(1,734,713)
Common Stock Issued for Financing Commitments	–	–	32,337,487	32,337	247,202	–	279,539
Sales commissions paid on capital raise	–	–	–	–	(5,590)	–	(5,590)
Common stock issued for conversion of convertible note payables	–	–	11,250,000	11,250	78,750	–	90,000
Net Income (loss)	–	–	–	–	–	(200,853)	(200,853)
Balance - June 30, 2022	25,896	$26	280,792,951	$280,793	$7,103,833	$(8,956,269)	$(1,571,617)

For the six months ended June 30, 2022

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2021	25,896	$26	220,254,396	$220,255	$7,059,098	$(8,544,232)	$(1,264,853)
Common Stock Issued for Financing Commitments	–	–	49,188,555	49,188	344,177	–	393,365
Sales commissions paid on capital raise	–	–	–	–	(7,867)	–	(7,867)
Common Stock Issued for Services	–	–	100,000	100	800	–	900
Common stock issued for conversion of convertible note payables	–	–	11,250,000	11,250	78,750	–	90,000
Beneficial Conversion Feature Associated with Discounts	–	–	–	–	(371,125)	313,975	(57,150)
Net Loss	–	–	–	–	–	(726,012)	(726,012)
Balance - June 30, 2022	25,896	$26	280,792,951	$280,793	$7,103,833	$(8,956,269)	$(1,571,617)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(461,228)	$(726,012)
Adjustments to reconcile net loss to net cash (used) by operating activities
Stock compensation expense for services	825	900
Discount on note receivable	(1,860)	6,606
Amortization of debt discount on notes payable and preferred stock	–	37,400
Amortization of intangible assets	24,547	24,547
Changes in Operating Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	3,588	(16,500)
Prepaid expenses and other current assets	(4,987)	–
Increase (Decrease) in:
Accounts payable	81,559	(4,371)
Accrued liabilities	80,574	53,280
Derivative liability	156,690	241,591
Unearned interest	(2,932)	15,233
Shares payable to related parties	3,006	8,604
Salaries payable to related parties	41,667	11,899
Net Cash Used by Operating Activities	(78,551)	(346,823)

Cash Flows from Investing Activities
Cash paid for note receivable	–	(200,000)
Net Cash used in Investing Activities	–	(200,000)

Cash Flows from Financing Activities
Cash received from sale of common stock	54,195	393,365
Cash payments of offering costs	(1,084)	(7,867)
Proceeds from sale of Series B Preferred Stock	–	188,000
Net Cash Provided By Financing Activities	53,111	573,498

Net Increase (Decrease) in Cash and Cash Equivalents	(25,440)	26,675

Cash and Cash Equivalents - Beginning of Period	33,336	46,821

Cash and Cash Equivalents - End of Period	$7,896	$73,496

Supplement Disclosures of Cash Flow Information
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Conversion of convertible notes payable and derivative liabilities	$40,425	$–
Effect of adopting ASU-2020-06	$–	$57,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2023 and 2022

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

Unless otherwise indicated, any reference to “the Company”, “we”, “us”, or “its” refers to IIOT-OXYS, Inc., a Nevada corporation, and as applicable to its wholly-owned subsidiaries, OXYS Corporation, a Nevada corporation, and HereLab, Inc., a Delaware corporation.

IIOT-OXYS, Inc., incorporated in Nevada on July 6, 2017, (the “Company”) was established for the purpose of designing, building, testing, and selling Edge Computing Systems for the Industrial Internet. The Company is currently devoting substantially all its efforts in identifying, developing and marketing engineered products, software and services for applications in the Industrial Internet which involves collecting and processing data collected from a wide variety of industrial systems and machines.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company. The financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. In the opinion of the Company’s management, the financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $1,931,009, used cash flows in operating activities of $78,551, and has an accumulated deficit of $9,768,365 as of June 30, 2023. These factors, among others, raise a substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2022 filed with the SEC on April 13, 2023.

Principles of Consolidation

The consolidated financial statements for June 30, 2023 and 2022, respectively, include the accounts of Company, and its wholly-owned subsidiaries OXYS Corporation and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

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

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB and do not require adoption until a future date, are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3 - NOTE RECEIVABLE

On April 4, 2022, the Company was issued an unsecured convertible promissory note with the principal sum of $200,000 (“Note”) with a company incorporated under the laws of the Province of British Columbia. The Note bears an original issuance discount of $7,500 and matures on April 4, 2024. The interest on the Note will begin to accrue at the rate of 10% per annum from the date of the Note, and will continue to accrue on the outstanding principal until the entire balance is paid or converted into shares of common stock equal to 3.23% of the fully diluted share capital of the borrower on the conversion date. The terms of the Note require the borrower to prepay (i) within 30 days of April 4, 2022, the first twelve months of interest totaling $20,000, and (ii) within six months of April 4, 2022, the interest for the second twelve months under the Note totaling $20,000. The Company will have the right, at its option on the maturity date, to convert all the principal sum into the common stock equal to 3.23% of the fully diluted share capital of the borrower as of the conversion date. On April 4, 2022, the Company advanced to the borrower $192,500 cash and recorded an original issuance discount on note receivable of $7,500. On April 21, 2022, the Company received $20,000 as prepaid interest from the borrower for the first twelve months of the Note.

The Company recorded interest income earned on the Note of $5,921 and $11,777 for the three months and six months ended June 30, 2023, and $5,661 and $5,661 for the three months and six months ended June 30, 2022. The Company recorded unearned interest of $0 and $5,151, and unamortized original debt discount of $2,856 and $4,716 at June 30, 2023 and December 31, 2022, respectively.

NOTE 4 - INTANGIBLE ASSETS

The Company’s intangible assets comprise of intellectual property revolving around their field tests, sensor integrations, and board designs. Intangible assets, net of amortization amounted to $224,038 and $248,585 at June 30, 2023 and December 31, 2022, respectively.

	June 30, 2023	December 31, 2022
Intangible Assets	$495,000	$495,000
Accumulated amortization	(270,962)	(246,415)
Intangible Assets, net	$224,038	$248,585

The Company determined that none of its intangible assets were impaired as of June 30, 2023 and December 31, 2022, respectively, Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives of ten years. Amortization expense of finite-lived intangibles was $12,341 and $12,341 for the three months ended June 30, 2023 and 2022, respectively. Amortization expense of finite-lived intangibles was $24,547 and $24,547 for the six months ended June 30, 2023 and 2022, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 30, 2023:

Amortization Expense
2023 (Remainder of the year)	$24,953
2024	49,500
2025	49,500
2026	49,500
2027	49,500
Thereafter	1,085
Total	$224,038

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In prior years, the Company entered into consulting agreements with one director, three executive officers, and one engineer of the Company, which include commitments to issue shares of the Company’s common stock from the Company’s 2017 Stock Incentive Plan and 2019 Stock Incentive Plans. All the consulting agreements have been terminated and shares have been issued in conjunction with the related separation agreements. According to the terms of the agreements, 3,547,788 shares were vested and issued per the Company’s 2017 Stock Incentive Plan as of June 30, 2023 and December 31, 2022, and 3,080,000 shares and 2,980,000 shares were vested and issued per the Company’s 2019 Stock Incentive Plan as of June 30, 2023 and December 31, 2022, respectively.

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

Employment Agreement – CEO/Interim CTO

On June 2, 2022, the Board approved an Employment Agreement with the CEO/Interim CTO dated effective April 1, 2022 whereby, the CEO will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the CEO an aggregate of 7,000,000 shares of the Company’s common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2025. The shares are valued at the 90% of the average market price of the shares of 30 trading days at the end of each quarter. As of June 30, 2023, 1,500,000 shares of the common stock were vested and payable to the CEO, and 5,500,000 shares of common stock remain unvested. The Company has recorded $142,424 in salaries payable to the CEO as of June 30, 2023 and December 31, 2022, respectively.

Employment Agreement – COO/Interim CFO

On June 2, 2022, the Board approved an Employment Agreement with the COO/Interim CFO dated effective April 1, 2022, whereby, the officer will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the COO/Interim CFO an aggregate of 7,000,000 shares of the Company common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2025. The shares are valued at the 90% of the average market price of the shares of 30 trading days at the end of each quarter. As of June 30, 2023, 1,500,000 shares of the common stock were vested and payable to the officer, and 5,500,000 shares of common stock remain unvested The Company recorded $121,092 in salaries payable to the COO/Interim CFO as of June 30, 2023 and December 31, 2022, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

The following table summarizes the outstanding balance of convertible notes payable, interest and conversion rates as of June 30, 2023 and December 31, 2022, respectively.

		June 30, 2023	December 31, 2022

A.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at $0.008 per share. The balance of principal and accrued and unpaid interest is payable on maturity on March 1, 2024, unless automatically extended for one-year periods if no Event of Default is existing. The note is secured by substantially all the assets of the Company.	$205,000	$205,000

B.	Convertible note payable to an investor with interest at 5% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable annually with the balance of principal and interest due on maturity on March 1, 2024. The note is secured by substantially all the assets of the Company.	55,000	55,000

D.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at $0.008 per share. The balance of principal and accrued and unpaid interest is payable on March 1, 2024, unless automatically extended for one-year periods if no Event of Default is existing. The note is secured by substantially all the assets of the Company.	50,000	50,000

E.	Convertible notes payable to a related party with interest at 12% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on August 2, 2024. The notes are secured by substantially all the assets of the Company.	125,000	125,000

F.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.0014 per share. Principal and interest due on maturity on April 29, 2023.	–	33,167

G.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.0014 per share. Note was issued as payment for future fees to be incurred under the related Equity Financing Agreement. Principal and interest due on maturity on April 29, 2025.	75,000	75,000
		510,000	543,167
	Less: deferred financing costs	(75,700)	(75,700)
	Less unamortized discount	–	–
	Net balance	434,300	467,467
	Less current portion	(310,000)	(363,167)
	Long term portion	$124,300	$104,300

A. January 18, 2018 Convertible Note and Warrants (“Note A”)

On March 14, 2022, the noteholder of Note A agreed to extend the maturity date of March 1, 2022 of the Senior Secured Convertible Promissory Note to March 1, 2023, in exchange for the reduction of the conversion price to $0.008 per share, and all prior Events of Default (as defined in the Note A) including penalties were waived, and all future Events of Default (as defined in the Note A) pertaining to the future payment of interest were waived through maturity. The Company was in default with the terms of the Note A as of June 30, 2023 and negotiated with the noteholder to extend the maturity date to cure the default on July 21, 2023 (See Note 10 – Subsequent Events).

The Company recorded interest expense of $6,133 and $12,199 for the three months and six months ended June 30, 2023, and $7,701 and $16,430 for the three months and six months ended June 30, 2022, respectively. Accrued interest payable on Note A was $172,067 and $159,868 as of June 30, 2023 and December 31, 2022, respectively.

The principal balance payable on Note A amounted to $205,000 on June 30, 2023 and December 31, 2022, respectively.

B. January 2019 Convertible Note and Warrants (“Note B”)

Effective March 1, 2021, the noteholder of Note B agreed to extend the maturity date of March 1, 2021 of the Secured Convertible Promissory Note to March 1, 2024, and all prior Events of Default (as defined in the Note B) including penalties were waived, and all other terms of the Note B remain the same.

The Company recorded interest expense of $686 and $1,364 on Note B for the three months and six months ended June 30, 2023, and $678 and $1,364 for the three months and six months ended June 30, 2022, respectively. Accrued interest payable on Note B was $12,206 and $10,842 as of June 30, 2023 and December 31, 2022, respectively.

The principal balance payable on Note B amounted to $55,000 on June 30, 2023 and December 31, 2022, respectively.

D. March 2019 Convertible Note and Warrants (“Note D”)

On March 14, 2022, the noteholder of Note D agreed to extend the maturity date of March 1, 2022 of the Senior Secured Convertible Promissory Note to March 1, 2023, in exchange for the reduction of the conversion price to $0.008 per share, and all prior Events of Default (as defined in the Note D) including penalties were waived, and all future Events of Default (as defined in the Note D) pertaining to the future payment of interest were waived through maturity. The Company was in default with the terms of the Note D as of June 30, 2023 and negotiated with the noteholder to extend the maturity date to cure the default on July 21, 2023 (See Note 10 – Subsequent Events).

The Company recorded interest expense of $1,496 and $2,975 on Note D for the three months and six months ended June 30, 2023, and $1,496 and $2,975 for the three months and six months ended June 30, 2022, respectively. Accrued interest payable on Note D was $23,673 and $20,698 as of June 30, 2023 and December 31, 2022, respectively.

The principal balance payable on Note D amounted to $50,000 on June 30, 2023 and December 31, 2022, respectively.

E. August 2019 Convertible Note and Warrants (“Note E”)

On August 2, 2021, the noteholder of Note E agreed to extend the maturity date of the Secured Convertible Promissory Note to August 2, 2024. All other terms and conditions of the Note E remain the same.

The Company recorded interest expense of $3,740 and $7,438 on Note E for the three months and six months ended June 30, 2023, and $3,740 and $7,438 for the three months and six months ended June 30, 2022, respectively. Accrued interest payable on Note E was $56,128 and $48,690 as of June 30, 2023 and December 31, 2022, respectively.

The principal balance payable on Note E amounted to $125,000 on June 30, 2023 and December 31, 2022, respectively.

F. July 2020 Equity Financing Arrangement (“Note F”)

On April 29, 2022, the noteholder of Note F agreed to extend the maturity date of the Secured Convertible Promissory Note to April 29, 2023. All other terms and conditions of the Note F remain the same. On March 23, 2023, the noteholder of Note F converted the principal balance of its convertible promissory note of $25,814 and $7,186 of accrued interest into 17,837,838 shares of common stock of the Company valued at the fair value of $0.00185 per share. On April 27, 2023, the noteholder of Note F converted the remaining principal balance of $7,353 and accrued interest of $71 into 4,949,507 shares of common stock of the Company valued at the fair value of $0.0015 per share.

The Company recorded interest expense of $71 and $828 on Note F for the three months and six months ended June 30, 2023, and $827 and $1,645 for the three months and six months ended June 30, 2022, respectively. Accrued interest payable on Note F was $0 and $5,029 as of June 30, 2023 and December 31, 2022, respectively.

The principal balance payable on Note F amounted to $0 and $33,167 on June 30, 2023 and December 31, 2022, respectively.

G . July 2020 Equity Financing Arrangement (“Note G”)

On April 29, 2022, the noteholder of Note G agreed to extend the maturity date of the Secured Convertible Promissory Note to April 29, 2023. On May 1, 2023, the noteholder of Note G agreed to extend the maturity date of the Secured Convertible Promissory Note to April 29, 2025. All other terms and conditions of the Note G remain the same.

The Company recorded interest expense of $1,870 and $3,719 on Note G for the three months and six months ended June 30, 2023, and $1,870 and $3,719 for the three months and six months ended June 30, 2022, respectively. Accrued interest payable on Note G was $19,559 and $17,240 as of June 30, 2023 and December 31, 2022, respectively.

The principal balance payable of Note G amounted to $75,000 at June 30, 2023 and December 31, 2022, respectively.

NOTE 7 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders (basic)	$(283,058)	$(200,853)	$(461,228)	$(726,012)
Shares used to compute net loss per common share, basic and diluted	405,346,758	256,513,245	389,868,003	240,541,359
Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the six months ended June 30, 2023 and 2022, respectively, because their inclusion would be anti-dilutive:

	As of June 30,
	2023	2022
Warrants to purchase common stock	2,868,397	2,868,397
Potentially issuable shares related to convertible notes payable and convertible preferred stock	419,519,773	359,560,236
Total anti-dilutive common stock equivalents	422,388,170	362,428,633

NOTE 8 - RELATED PARTIES

At June 30, 2023 and December 31, 2022, respectively, the amount due to two stockholders was $1,000 relating to depositing funds for opening bank accounts for the Company.

The Company executed an operating lease to rent its current office facility from a stockholder on a month-to-month basis at a monthly rent of $250 starting January 1, 2020. The Company recorded rent expense of $750 and $1,500 for the three months and six months ended June 30, 2023 and 2022, respectively. The Company has recorded $1,000 and $250 of rent payable to the stockholder in accounts payable as of June 30, 2023 and December 31, 2022, respectively.

NOTE 9 - STOCKHOLDERS' EQUITY

The Company has an authorized capital of 1,000,000,000 shares, $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock at June 30, 2023. The Company has 406,815,293 shares 352,174,583 shares of common stock, and 25,845 shares and 25,845 shares of preferred stock, issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.

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

On April 27, 2023, the noteholder of Note F converted the principal balance of $7,353 and accrued interest of $71 into 4,949,507 shares of common stock. The shares issued were valued at the fair value of common stock on the date of issuance.

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

On March 18, 2022, the Board of Directors approved and adopted the 2022 Stock Incentive Plan (the “2022 Plan”). Awards may be made under the 2022 Plan for up to 20,000,000 shares of common stock of the Company, subject to adjustment as to the number and kind of shares awarded. Only employees and directors of the Company or an Affiliated company are eligible to receive Incentive Options under the 2022 Plan. The Company awarded 7,000,000 shares of the Company’s common stock to an officer and 7,000,000 shares of common stock to a director of the Company (see Note 4) vesting 1,500,000 shares vesting on the first anniversary on the date of issuance, 2,500,000 shares vesting on the second anniversary of the date of issuance, and 3,000,000 shares on the third anniversary of the date of issuance. In addition, on October 3, 2022, the Company awarded 300,000 shares of common stock to an advisor vesting 100,000 shares on the first anniversary date of issuance, 100,000 shares vesting on the second anniversary, and the remaining 100,000 vesting the third anniversary of the date of issuance. The common shares vested pursuant to the 2022 Plan amounted to 3,000,000 shares and 0 shares at June 30, 2023 and December 31, 2022, and the 11,300,000 shares remain unvested as of June 30, 2023. For the three months and six months ended June 30, 2023, the Company recorded $1,271 and $3,006 as stock compensation expense for the 747,945 shares and 1,488,942 shares payable to an officer and a director that remain unvested as of June 30, 2023. Total shares payable to an officer, consultant and a director totaled 3,756,164 shares and 2,568,493 shares at June 30, 2023 and December 31, 2022, respectively.

Shares earned and issued related to the consulting agreements are issued under the 2017 Stock Incentive Plan and the 2019 Stock Incentive Plan (Note 4). Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange.

A summary of the status of the Company’s non-vested shares as of June 30, 2023 and 2022, and changes during the three months period then ended, is presented below:

	Non-vested Shares of Common Stock	Weighted Average Fair Value
2022 Plan
Authorized shares per the 2022 Plan – 20,000,000 shares
Balance at December 31, 2022	14,300,000	$0.006146
Awarded	–	–
Vested	(3,000,000)	–
Forfeited	–	–
Balance at June 30, 2023	11,300,000	$–

2019 Plan
Authorized shares per the 2019 Plan – 5,000,000 shares
Balance at December 31, 2022	–	$0.30
Awarded	–	–
Vested	–	–
Forfeited	–	–
Balance at June 30, 2023	–	$0.30

2017 Plan
Authorized shares per the 2017 Plan – 4,500,000 shares
Balance at December 31, 2022	–	$0.30
Awarded	–	–
Vested	–	–
Forfeited	–	–
Balance at June 30, 2023	–	$0.30

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

The Company had 25,845 shares of preferred stock issued and outstanding at June 30, 2023 and December 31, 2022, respectively.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock recording a loss of $23,960 and $24,159 for the three months and six months ended June 30, 2023, and a loss of $14,922 and gain of $3,147 for the three months and six months ended June 30, 2022, respectively, in connection with the change in fair market value of the derivative liability. The Company recorded $2,513 and $4,999 as preferred stock dividend expense for the three months and six months ended June 30, 2023, and $2,513 and $4,999 as preferred stock dividend for the three months and six months ended June 30, 2022. The Company recorded $26,319 and $21,320 as preferred stock dividend payable as of June 30, 2023 and December 31, 2022, respectively. Derivative liability payable for this transaction totaled $96,615 and $72,456 at June 30, 2023 and December 31, 2022, and Series B Convertible Preferred Stock mezzanine liability was $84,000 at June 30, 2023 and December 31, 2022, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0013 to $0.0141, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0015 to $0.0184, an expected dividend yield of 0%, expected volatility ranging from 160.41% to 440.99%, risk-free interest rates ranging from 0.38% to 5.40%, and an expected term ranging from 0.13 years to 1.50 years.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock recording a loss of $29,094 and $29,336 for the three months and six months ended June 30, 2023, and a loss of $11,897 and gain of $19,311 for the three months and six months ended June 30, 2022, in connection with the change in fair market value of the derivative liability. The Company recorded preferred stock dividend expense of $3,052 and $6,070 for the three months and six months ended June 30, 2023, and $3,052 and $6,070 for the three months and six months ended June 30, 2022. The Company recorded $31,053 and $24,983 as preferred stock dividend payable as of June 30, 2023 and December 31, 2022, respectively. Derivative liability payable for this transaction totaled $117,319 and 87,982 at June 30, 2023 and December 31, 2022, and Series B Convertible Preferred Stock mezzanine liability was $102,000 at June 30, 2023 and December 31, 2022, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0013 to $0.0141, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0015 to $0.0184, an expected dividend yield of 0%, expected volatility ranging from 160.41% to 437.59%, risk-free interest rates ranging from 0.38% to 5.40%, and an expected term ranging from 0.21 years to 1.50 years.

December 20, 2021

On December 20, 2021, pursuant to the terms of the SPA, GHS purchased an additional 51 shares of Series B Convertible Preferred Stock for gross proceeds of $51,000. The Company paid $1,000 in selling commissions to complete this financing.

The Company recalculated the value of the derivative liability associated with this convertible preferred stock recording a loss of $17,457 and $17,602 for the three months and six months ended June 30, 2023, in connection with the change in fair market value of the derivative liability. The Company recorded preferred stock dividend expense of $1,831 and $3,642 for the three months and six months ended June 30, 2023. The Company recorded preferred stock dividend payable of $11,207 and $7,565 as of June 30, 2023 and December 31, 2022, respectively. Derivative liability payable for this transaction totaled $70,391 and $52,789 at June 30, 2023 and December 31, 2022 and Series B Convertible Preferred Stock mezzanine liability was $102,000 at June 30, 2023 and December 31, 2022, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0013 to $0.0050 the closing stock price of the Company's common stock on the date of valuation ranging from $0.0015 to $0.0070, an expected dividend yield of 0%, expected volatility ranging from 174.58% to 221.64%, risk-free interest rates ranging from 0.39% to 5.40%, and an expected term of 1.50 years.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock recording a loss of $17,457 and $17,602 for the three months and six months ended June 30, 2023, and a gain of $15,870 and a loss of $1,058 for the three months and six months ended June 30, 2022, in connection with the change in fair market value of the derivative liability. The Company recorded preferred stock dividend expense of $1,831 and $3,642 for the three months and six months ended June 30, 2023, and preferred stock dividend expense of $1,831 and $2,877 for the three months and six months ended June 30, 2022. The Company recorded preferred stock dividend payable of $10,221 and $6,579 as of June 30, 2023 and December 31, 2022, respectively. Derivative liability payable for this transaction totaled $70,391 and $52,789 at June 30, 2023 and December 31, 2022 and Series B Convertible Preferred Stock mezzanine liability was $61,200 at June 30, 2023 and December 31, 2022, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0013 to $0.0096, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0015 to $0.0172, an expected dividend yield of 0%, expected volatility ranging from 160.35% to 189.90%, risk-free interest rates ranging from 1.09% to 5.40%, and an expected term of 1.35 to 1.5 years.

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

The Company recalculated the value of the derivative liability associated with the convertible note at June 30, 2023 and 2022, and recorded a loss of $46,551 and $46,938 for the three months and six months ended June 30, 2023 and 2022, and a gain of $47,006 and $152,201 for the three months and six months ended June 30, 2022, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded preferred stock dividend expense of $4,883 and $9,712 for the three months and six months ended June 30, 2023, and $4,883 and $5,259 for the three months and six months ended June 30, 2022. Preferred stock dividend payable to GHS for this derivative totaled $24,843 and $15,131 at June 30, 2023 and December 31, 2022. Derivative liability payable for this transaction totaled $187,710 and $140,772 at June 30, 2023 and December 31, 2022, respectively, and Series B Convertible Preferred Stock mezzanine liability was $163,200 at June 30, 2023 and December 31, 2022.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0013 to $0.0096, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0015 to $0.0183, an expected dividend yield of 0%, expected volatility ranging from 160.35% to 189.90%, risk-free interest rates ranging from 1.55% to 5.40%, and an expected term of 1.48 to 1.5 years.

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

The Company recalculated the value of the derivative liability associated with the convertible note at June 30, 2023 and recorded a loss of $20,879 and $21,053 for the three months and six months ended June 30, 2023, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded preferred stock dividend expense of $2,190 and $4,356 for the three months and six months ended June 30, 2023. Preferred stock dividend payable to GHS for this derivative totaled $5,415 and $1,059 at June 30, 2023 and December 31, 2022. Derivative liability payable for this transaction totaled $84,193 and $63,140 at June 30, 2023 and December 31, 2022, respectively, and Series B Convertible Preferred Stock mezzanine liability was $73,200 at June 30, 2023 and December 31, 2022.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0013 to $0.0020, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0015 to $0.0022, an expected dividend yield of 0%, expected volatility ranging from 174.58% to 189.90%, risk-free interest rates ranging from 4.64% to 5.40%, and an expected term of 1.5 years.

As a result of issuance of derivative instruments, the Company recorded a derivative liability of $626,563 and $469,873 as of June 30, 2023 and December 31, 2022, and Series B Convertible Preferred Stock liability of $544,800 as of June 30, 2023 and December 31, 2022, respectively.

Warrants

A summary of the status of the Company’s warrants as of June 30, 2023 and 2022, and changes during the six months then ended, is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2021	–	–
Issued	2,868,397	$0.00084	2.4 Years
Exercised	–	–
Expired/Forfeited	–	–
Outstanding at June 30, 2022	2,868,397	$0.00084	2.0 Years

Outstanding at December 31, 2022	–	–
Issued	2,868,397	$0.00084	1.4 Years
Exercised	–	–
Expired/Forfeited	–	–
Outstanding at June 30, 2023	2,868,397	$0.00084	1.0 Years

NOTE 10 – SUBSEQUENT EVENT

Management has evaluated subsequent events through the date of this Report, the date the financial statements were available to be issued, noting the following items that would impact the accounting for events or transactions in the current period or require additional disclosure.

On July 21, 2023, the Company and noteholders A and D agreed to amend the maturity date of the convertible promissory notes to March 1, 2024, subject to certain conditions with respect to voluntary conversions, conversion prices, incentive shares to be issued to the noteholders upon request from the noteholders (1st incentive shares worth $20,000), and upon full conversion of the notes, the noteholder shall receive 2nd incentive shares worth $50,000. The conversion price for the incentive shares shall be the volume weighted average price (VWAP) per common share for the previous ten (10) trading days (See Note 6 – Convertible Promissory Notes).

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

Basis of Presentation

The financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the quarterly periods ended June 30, 2023 and 2022 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

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

General Overview

IIOT-OXYS, Inc., a Nevada corporation (the “Company”), and OXYS, were originally established for the purposes of designing, building, testing, and selling Edge Computing systems for the Industrial Internet. Both companies were, and presently are, early-stage technology startups that are largely pre-revenue in their development phase. HereLab (an entity immaterial to our operations) is also an early-stage technology development company. We received our first revenues in the last quarter of 2017, continued to realize revenues until 2020 when the pandemic hit, and we realized nominal revenues through 2021, and have shown increased revenues in 2022, and 2023 year-to-date.

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

Results of Operations for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

For the three months ended June 30, 2023, we earned revenues of $35,289 and incurred related cost of sales of $8,495. Our operating expenses were $130,080 which included professional fees of $61,505, payroll costs of $54,151, amortization of intangible assets of $12,342, and general and administrative expenses of $2,082. We recorded net other expenses of $163,473 consisting of interest expense of $13,996, a loss due to change in fair market value of derivative liability of $155,398, offset by interest income on note receivable of $5,921. We also recorded $16,299 as preferred stock dividend on convertible preferred stock for the three months ended June 30, 2023. As a result, we incurred a net loss of $283,058 for the three months ended June 30, 2023.

Comparatively, for the three months ended June 30, 2022, we earned revenues of $16,500 and incurred related cost of sales of $510. Our operating expenses were $229,962 which included professional fees of $68,184, payroll costs of $130,290, amortization of intangible assets of $12,341, and general and administrative expenses of $19,147. We recorded net other income of $25,399, consisting of interest expense of $16,319 on notes payable due to amortization of debt discount and interest payable on notes payable, offset by gain on change in the fair market value of derivative liability of $36,057, and interest income on note receivable of $5,661. We also recorded $12,280 as preferred stock dividend on convertible preferred stock for the three months ended June 30, 2022. As a result, we incurred a net loss of $200,853 for the three months ended June 30, 2022.

During the current and prior period, we did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Results of Operations for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

For the six months ended June 30, 2023, we earned revenues of $78,572 and incurred related cost of sales of $25,459. Our operating expenses were $308,485 which included professional fees of $124,167, payroll costs of $140,258, amortization of intangible assets of $24,547, and general and administrative expenses of $19,513. We recorded net other expenses of $173,437 consisting of interest expense of $28,524, and a loss due to change in fair market value of derivative liability of $156,690, offset by interest income on note receivable of $11,777. We also recorded $32,419 as preferred stock dividend on convertible preferred stock for the six months ended June 30, 2023. As a result, we incurred a net loss of $461,228 for the six months ended June 30, 2023.

Comparatively, for the six months ended June 30, 2022, we earned revenues of $16,500 and related cost of sales of $510. Our operating expenses were $409,177 which included professional fees of $107,739, payroll costs of $240,948, amortization of intangible assets of $24,547, and general and administrative expenses of $35,943. We recorded net other expenses of $308,117, consisting of interest expense of $263,691 on notes payable due to amortization of debt discount and interest payable on notes payable, loss on derivates of $201,943, offset by gain on change in the fair market value of derivative liability of $151,856 and interest income on note receivable of $5,661. We also recorded $24,708 as preferred stock dividend on convertible preferred stock for the six months ended June 30, 2022. As a result, we incurred a net loss of $726,012 for the six months ended June 30, 2022.

During the current and prior period, we did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

The first half year of revenue in 2023 was a significant improvement over the same period in 2022 (an increase of 376%) and sustained the revenue momentum achieved throughout 2022. We expect this momentum achieved in the first half of 2023 will continue through the remainder of 2023 – given adequate funding to fuel sales & marketing efforts. Our strong six months revenue and our confidence this momentum will continue through 2023, and beyond, are based on the following factors:

-	Our current DOT Bridge Monitoring Contract and overall Structural Health Monitoring (“SHM”) vertical is the foundation of our revenue momentum. The current monitoring revenue will continue through the second half of 2023, with the previously approved expansion to continue beyond June. We believe that discussions with our main contractor to the DOT for extensions and expansions have been favorable. We also believe that prospects with our current DOT state, and DOT contacts in two other northeast states bode well for future business in mid-2024. There is still potential for local municipalities in our current northeast state to contribute revenue in the second half of 2023 and into 2024.

-	Our Smart Manufacturing vertical is benefiting from the progress on our CNC Proof of Concept (“POC”), that successfully concluded in May 2023, and has resulted in a signed Software-as-a-Service (“SaaS”) contract in June 2023. Public endorsements and promotional videos are forthcoming featuring this Smart Manufacturing customer. We believe these endorsements and promotional videos will lead to other paid CNC POCs and additional SaaS contracts, which would contribute to revenue in the second half of 2023 and beyond. It is expected these endorsements will also strengthen our position to secure additional POCs for other discrete manufacturing processes, including metal stamping, plastic injection molding, plastic extrusion, and automated assembly and test.

-	We have re-evaluated our Indoor Air Quality (“IAQ”) vertical and our business arrangement with Aretas Sensor Networks (“Aretas”). We have decided to discontinue our efforts in this vertical and re-direct those resources to our better performing verticals of Structural Health Monitoring and Smart Manufacturing. In addition to discontinuing our business arrangement with Aretas, on October 4, 2022, Aretas failed to make the required $20,000 interest payment under the 10% Unsecured Convertible Promissory Note issued to us by Aretas on April 4, 2022. A notice of default was sent to Aretas on June 8, 2023 and we are currently pursuant all legal remedies.

-	Our Strategic Partnership development continues to be a “force multiplier” for us. The strength of our Aingura IIoT, S.L. partnership provides supplemental expertise, equipment and software, which ensures we continue to bring value to our customers. We will also continue to develop our other previously announced partnerships, (with the exception of Aretas).

We believe that our business development in these industries has high potential for success, due to the strength of their size and growth. The global smart manufacturing (also known as Industry 4.0) was $97.6 billion in 2022 and will reach $228.3 billion by 2027 (CAGR 18.5%),1 and the worldwide SHM industry was $2.0 billion in 2021 and will reach $4.0 billion by 2027 (CAGR of 14.6%).2

Among our many tailwinds, we do face a significant headwind. Since February, we have been unable to raise funds for ongoing operations through our existing financing agreements due to market conditions. Our CEO and COO have not received any compensation since mid-April (their salaries have accrued), and the lack of funds have significantly limited sales and marketing efforts. Our management is working to secure funding from our lead investor to pay for ongoing expenses and the leadership team is considering many options for both the short and long term. These options will depend largely upon our ability to continue to raise funds and implement a marketing and sales plan. In the event we are unable to raise adequate funds, management may need to consider other options such as pursuing suitable companies to merge with or acquire us.

It is anticipated that revenue momentum will continue through the second quarter of 2023 and that overall total revenue for 2023 will exceed that of 2022. Revenue in Q3 2023 may be less than in the same period in 2022 due to reduced available funds for sales and marketing efforts. However, given the valuable real-world data we have collected, our Artificial Intelligence (“AI”) Machine Learning algorithms we’ve developed, compelling use cases and marketing collateral developed from our data and algorithms, combined with our experienced leadership, savvy technological talent, and operational execution excellence, we believe these goals are achievable, if adequate funding for sales and marketing efforts is secured.

Liquidity and Capital Resources for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

At June 30, 2023, we had a cash balance of $7,896, which represents a $25,440 reduction from the $33,336 cash balance at December 31, 2022. This decrease was primarily as a result of net cash used in operating activities of $78,551, and net cash provided by financing activities of $53,111.

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2023 was $78,551, primarily attributed to the net loss of $461,228, stock compensation expense of $825, discount received on note receivable of $1,860, and amortization of intangible assets of $24,547. The Company recorded changes in operating assets and liabilities of $359,166 primarily attributable to decrease in accounts receivable of $3,588, increase in prepaid expenses and other current assets of $4,987, increase in accounts payable of $81,559, increase in accrued liabilities of $80,574, increase in derivative liabilities of $156,690, decrease in unearned interest of $2,932, increase in shares payable to related parties of $3,006, and increase in salaries payable to related parties of $41,667.

[1] https://www.marketsandmarkets.com/Market-Reports/industry-4-market-102536746.html

[2] https://www.marketsandmarkets.com/Market-Reports/structural-health-monitoring-market-101431220.html

Net cash flows used in operating activities for the six months ended June 30, 2022 was $346,823, primarily attributable to net loss of $726,012, stock compensation expense of $900, discount on note receivable of $6,606, amortization of debt discount on notes payable and preferred stock of $37,400, and amortization of intangible assets of $24,547. The Company recorded a net change in operating assets and liabilities of $309,736 attributable to net increase in accounts receivable of $16,500, net decrease in accounts payable of $4,371, net increase in accrued liabilities of $53,280, net increase in derivative liabilities of $241,591, increase in unearned interest of $15,233, net increase in shares payable to related parties of $8,604, and increase in salaries payable to related parties of $11,899.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was $0. Net cash used in investing activities for the six months ended June 30, 2022 resulted due to cash advanced for a promissory note totaling $200,000.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $53,111, primarily due to sales of our common stock of $54,195 and paying $1,084 in costs incurred in raising capital. Net cash provided by financing activities for the six months ended June 30, 2022 was $573,498 primarily due to cash received from sale of common stock of $393,365 and paying $7,867 in costs for raising capital, and cash received from sale of Series B Preferred Stock of $188,000.

As a result of the above activities, the Company recorded a decrease of $25,440 in cash for the six months ended June 30, 2023, and an increase of $26,675 for the six months ended June 30, 2022, respectively.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $1,931,009, used cash flows in operating activities of $78,551, and has an accumulated deficit of $9,768,365 as of June 30, 2023. These factors, among others, raise a substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Clifford L. Emmons, who serves as our principal executive officer, and to the Company’s Interim Chief Financial Officer, Karen McNemar, who serves as our principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Emmons and Ms. McNemar, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2023. Based on their evaluation, Mr. Emmons and Ms. McNemar concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1*	Extension No. 4 to the Convertible Promissory Note issued July 29, 2020 with GHS Investments LLC
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IIOT-OXYS, Inc.

Date: August 18, 2023	By	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2023	By	/s/ Karen McNemar
Karen McNemar, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

