Form 10-Q
period 2023-09-30
IIOT-OXYS, Inc.
filed 2023-11-13
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock on November 13, 2023, was 406,815,293.

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to IIOT-OXYS, Inc., a Nevada corporation, and as applicable to its wholly owned subsidiaries, OXYS Corporation, a Nevada corporation, and HereLab, Inc., a Delaware corporation.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30	December 31, 2022
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$17,790	$33,336
Accounts receivable, net	10,920	28,941
Prepaid expenses and other current assets	17,801	7,773
Total Current Assets	46,511	70,050

Note receivable, net of discount of $1,911 and $4,716 at September 30, 2023 and December 31, 2022, respectively	198,089	195,284
Intangible assets, net	211,562	248,585
Total Assets	$456,162	$513,919

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$95,300	$133,408
Accrued liabilities	513,889	395,714
Deferred revenue	31,425	31,425
Unearned interest	–	5,151
Notes payable - current	359,300	363,167
Shares payable to related parties	18,494	14,624
Salaries payable to related parties	420,240	263,516
Derivative liabilities	566,153	469,873
Total Current Liabilities	2,004,801	1,676,878

Notes payable	75,000	104,300
Due to stockholders	1,000	1,000
Total Liabilities	2,080,801	1,782,178

Commitments and Contingencies (Note 5)

Series B Convertible Preferred Stock, 600 shares designated, $0.001 Par Value, $1,200 stated value; 578 shares and 454 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively. Liquidation preference $619,200 and $544,800 at September 30, 2023 and December 31, 2022, respectively	619,200	544,800

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 Shares authorized;
Series A Preferred Stock, 25,845 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	26	26
Common Stock $0.001 Par Value, 3,000,000,000 shares authorized; 406,815,293 shares and 352,174,583 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	406,816	352,175
Additional paid in capital	7,180,357	7,141,877
Accumulated deficit	(9,831,038)	(9,307,137)
Total Stockholders' Equity (Deficit)	(2,243,839)	(1,813,059)

Total Liabilities and Stockholders' Equity	$456,162	$513,919

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$19,714	$23,003	$98,286	$39,503

Cost of Sales	4,871	5,140	30,330	5,650

Gross Profit	14,843	17,863	67,956	33,853

Operating Expenses
General and administrative	89,795	158,818	373,734	543,449
Amortization of intangible assets	12,477	12,477	37,023	37,023
Total Operating Expenses	102,272	171,295	410,757	580,472

Other Income (Expense)
Gain (Loss) on change in FMV of derivative liability	122,089	125,568	(34,600)	277,424
Gain (Loss) on derivative	321	(5,504)	321	(207,447)
Interest income	8,205	5,986	19,983	11,647
Interest expense	(88,477)	(14,913)	(117,001)	(278,605)
Total Other Income (Expense)	42,138	111,137	(131,297)	(196,981)

Net Loss Before Income Taxes	(45,291)	(42,295)	(474,098)	(743,600)

Provision for Income Tax	–	–	–	–

Net Loss	$(45,291)	$(42,295)	$(474,098)	$(743,600)

Convertible Preferred Stock Dividend	(17,383)	(6,909)	(49,803)	(31,617)

Net Loss Attributable to Common Stockholders	$(62,674)	$(49,204)	$(523,901)	$(775,217)

Net Loss Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.00)	(0.00)	(0.00)	$(0.00)

Weighted Average Shares Outstanding Attributable to Common Stockholders - Basic and Diluted	406,815,293	287,269,793	395,579,178	256,358,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

For the three months ended September 30, 2023
	Preferred Stock			Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Series A	Series B	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - June 30, 2023	25,845	–	$26	406,815,293	$406,816	$7,181,597	$(9,768,364)	$(2,179,925)
Sales commissions paid on Sale of Series B Preferred stock	–	–	–	–	–	(1,240)	–	(1,240)
Net loss	–	–	–	–	–	–	(62,674)	(62,674)
Balance - September 30, 2023	25,845	62	$26	406,815,293	$406,816	$7,180,357	$(9,831,038)	$(2,243,839)

For the nine months ended September 30, 2023
	Preferred Stock				Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Series A	Series B		Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2022	25,845	–		$26	352,174,584	$352,175	$7,141,877	$(9,307,137)	$(1,813,059)
Common stock issued for financing commitments	–	–	–	–	31,603,364	31,603	22,592	–	54,195
Sales commissions paid on capital raise	–	–		–	–	–	(2,324)	–	(2,324)
Common stock issued for services	–	–		–	250,000	250	575	–	825
Common stock issued for conversion of convertible note payable	–	–		–	22,787,345	22,788	17,637	–	40,425
Net loss	–			–	–	–	–	(523,901)	(523,901)
Balance - September 30, 2023	25,845	62		$26	406,815,293	$406,816	$7,180,357	$(9,831,038)	$(2,243,839)

For the three months ended September 30, 2022
	Preferred Stock					Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Series A		Series B		Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - June 30, 2022	25,896		–		$26	280,792,951	$280,793	$7,103,833	$(8,956,269)	$(1,571,617)
Common Stock Issued for Financing Commitments	–	–	–	–	–	28,290,472	28,290	60,002	–	88,292
Sales commissions paid on capital raise	–		–		–	–	–	(1,766)	–	(1,766)
Net loss	–		–		–	–	–	–	(49,204)	(49,204)
Balance - June 30, 2022	25,896		–		$26	309,083,423	$309,083	$7,162,069	$(9,005,473)	$(1,534,295)

For the nine months ended September 30, 2022
	Preferred Stock			Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Series A	Series B	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2021	25,896	–	$26	220,254,396	$220,255	$7,059,098	$(8,544,232)	$(1,264,853)
Common Stock Issued for Financing Commitments	–	–	–	77,479,027	77,478	404,179	–	481,657
Sales commissions paid on capital raise	–	–	–	–	–	(9,633)	–	(9,633)
Common Stock Issued for Services	–	–	–	100,000	100	800	–	900
Common stock issued for conversion of convertible note payables	–	–	–	11,250,000	11,250	78,750	–	90,000
Beneficial Conversion Feature Associated with Discounts	–	–	–	–	–	(371,125)	313,976	(57,149)
Net Loss	–	–	–	–	–	–	(775,217)	(775,217)
Balance - June 30, 2022	25,896	–	$26	309,083,423	$309,083	$7,162,069	$(9,005,473)	$(1,534,295)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(523,901)	$(775,217)
Adjustments to reconcile net loss to net cash (used) by operating activities
Stock compensation expense for services	825	900
Discount on note receivable	(2,805)	5,661
Amortization of debt discount on notes payable and preferred stock	12,400	37,400
Amortization of intangible assets	37,023	37,023
Changes in Operating Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	18,021	(5,100)
Prepaid expenses and other current assets	(10,028)	–
Increase (Decrease) in:
Accounts payable	(38,108)	(1,588)
Accrued liabilities	125,434	80,398
Derivative liability	96,279	116,023
Unearned interest	(5,151)	10,192
Shares payable to related parties	3,870	12,221
Salaries payable to related parties	156,724	10,526
Net Cash Used by Operating Activities	(129,417)	(471,561)

Cash Flows from Investing Activities
Cash paid for note receivable	–	(200,000)
Net Cash used in Investing Activities	–	(200,000)

Cash Flows From Financing Activities
Cash received from sale of common stock	54,195	481,657
Cash payments of offering costs	(2,324)	(9,633)
Proceeds from sale of Series B Preferred Stock	62,000	187,000
Net Cash Provided By Financing Activities	113,871	659,024

Net (Decrease) in Cash and Cash Equivalents	(15,546)	(12,537)

Cash and Cash Equivalents - Beginning of Period	33,336	46,821

Cash and Cash Equivalents - End of Period	$17,790	$34,284

Supplement Disclosures of Cash Flow Information
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Conversion of convertible notes payable and derivative liabilities	$40,425	$–
Effect of adopting ASU-2020-06	$–	$57,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2023 and 2022

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $1,958,290, used cash flows in operating activities of $129,417, and has an accumulated deficit of $9,831,038 as of September 30, 2023. These factors, among others, raise a substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The consolidated condensed financial statements for September 30, 2023 and 2022, respectively, include the accounts of Company, and its wholly-owned subsidiaries OXYS Corporation and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

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

NOTE 3 - NOTE RECEIVABLE

On April 4, 2022, the Company was issued an unsecured convertible promissory note with the principal sum of $200,000 (“Note”) with a company incorporated under the laws of the Province of British Columbia. The Note bears an original issuance discount of $7,500 and matures on April 4, 2024. The interest on the Note accrues at the rate of 10% per annum from the date of the Note, and will continue to accrue on the outstanding principal until the entire balance is paid or converted into shares of common stock equal to 3.23% of the fully diluted share capital of the borrower on the conversion date. The terms of the Note require the borrower to prepay (i) within 30 days of April 4, 2022, the first twelve months of interest totaling $20,000, and (ii) within six months of April 4, 2022, the interest for the second twelve months under the Note totaling $20,000. The Company will have the right, at its option on the maturity date, to convert all the principal sum into the common stock equal to 3.23% of the fully diluted share capital of the borrower as of the conversion date. On April 4, 2022, the Company advanced to the borrower $192,500 cash and recorded an original issuance discount on note receivable of $7,500. On April 21, 2022, the Company received $20,000 as prepaid interest from the borrower for the first twelve months of the Note.

The Company recorded interest income earned on the Note of $8,205 and $19,983 for the three months and nine months ended September 30, 2023, and $5,986 and $11,647 for the three months and nine months ended September 30, 2022. The Company recorded unearned interest of $0 and $5,151, and unamortized original debt discount of $1,911 and $4,716 at September 30, 2023 and December 31, 2022, respectively.

NOTE 4 - INTANGIBLE ASSETS

The Company’s intangible assets comprise of intellectual property revolving around their field tests, sensor integrations, and board designs. Intangible assets, net of amortization amounted to $211,562 and $248,585 at September 30, 2023 and December 31, 2022, respectively.

	September 30, 2023	December 31, 2022
Intangible Assets	$495,000	$495,000
Accumulated amortization	(283,438)	(246,415)
Intangible Assets, net	$211,562	$248,585

The Company determined that none of its intangible assets were impaired as of September 30, 2023 and December 31, 2022, respectively. Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives of ten years. Amortization expense of finite-lived intangibles was $12,477 and $12,477 for the three months ended September 30, 2023 and 2022, respectively. Amortization expense of finite-lived intangibles was $37,023 and $37,023 for the nine months ended September 30, 2023 and 2022, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 30, 2023:

Amortization Expense
2023 (Remainder of the year)	$12,341
2024	49,500
2025	49,500
2026	49,500
2027	49,500
Thereafter	1,085
Total	$211,426

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In prior years, the Company entered into consulting agreements with one director, three executive officers, and one engineer of the Company, which included commitments to issue shares of the Company’s common stock from the Company’s 2017 Stock Incentive Plan and 2019 Stock Incentive Plans. All the consulting agreements have been terminated and shares have been issued in conjunction with the related separation agreements. According to the terms of the agreements, 3,547,788 shares were vested and issued per the Company’s 2017 Stock Incentive Plan as of September 30, 2023 and December 31, 2022, and 3,080,000 shares and 2,980,000 shares were vested and issued per the Company’s 2019 Stock Incentive Plan as of September 30, 2023 and December 31, 2022, respectively.

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

Employment Agreement – CEO/Interim CTO

On June 2, 2022, the Board approved an Employment Agreement with the CEO/Interim CTO dated effective April 1, 2022 whereby, the CEO will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the CEO an aggregate of 7,000,000 shares of the Company’s common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2025. The shares are valued at the 90% of the average market price of the shares of 30 trading days at the end of each quarter. As of September 30, 2023, 1,500,000 shares of the common stock were vested and payable to the CEO, and 5,500,000 shares of common stock remain unvested. The Company has recorded $179,151 and $142,424 in salaries payable to the CEO as of September 30, 2023 and December 31, 2022, respectively.

Employment Agreement – COO/Interim CFO

On June 2, 2022, the Board approved an Employment Agreement with the COO/Interim CFO dated effective April 1, 2022, whereby, the officer will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the COO/Interim CFO an aggregate of 7,000,000 shares of the Company common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2025. The shares are valued at the 90% of the average market price of the shares of 30 trading days at the end of each quarter. As of September 30, 2023, 1,500,000 shares of the common stock were vested and payable to the officer, and 5,500,000 shares of common stock remain unvested The Company recorded $159,821 and $121,092 in salaries payable to the COO/Interim CFO as of September 30, 2023 and December 31, 2022, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

The following table summarizes the outstanding balance of convertible notes payable, interest and conversion rates as of September 30, 2023 and December 31, 2022, respectively.

		September 30, 2023	December 31, 2022

A.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at the lowest VWAP of $0.001 per share on September 30, 2023. The balance of principal and accrued and unpaid interest is payable on maturity on March 1, 2024, unless automatically extended for one-year periods if no Event of Default is existing. The note is secured by substantially all the assets of the Company.	$205,000	$205,000

B.	Convertible note payable to an investor with interest at 5% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable annually with the balance of principal and interest due on maturity on March 1, 2024. The note is secured by substantially all the assets of the Company.	55,000	55,000

D.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at the lowest VWAP of $0.001 per share on September 30, 2023. The balance of principal and accrued and unpaid interest is payable on March 1, 2024, unless automatically extended for one-year periods if no Event of Default is existing. The note is secured by substantially all the assets of the Company.	50,000	50,000

E.	Convertible notes payable to a related party with interest at 12% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on August 2, 2024. The notes are secured by substantially all the assets of the Company.	125,000	125,000

F.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.0014 per share. Principal and interest due on maturity on April 29, 2023.	–	33,167

G.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.0009 per share. Note was issued as payment for future fees to be incurred under the related Equity Financing Agreement. Principal and interest due on maturity on April 29, 2025.	75,000	75,000
		510,000	543,167
	Less: deferred financing costs	(75,700)	(75,700)
	Less unamortized discount	–	–
	Net balance	434,300	467,467
	Less current portion	(359,300)	(363,167)
	Long term portion	$75,000	$104,300

A. January 18, 2018 Convertible Note and Warrants (“Note A”)

On March 14, 2022, the noteholder of Note A agreed to extend the maturity date of March 1, 2022 of the Senior Secured Convertible Promissory Note to March 1, 2023, in exchange for the reduction of the conversion price to $0.008 per share, and all prior Events of Default (as defined in the Note A) including penalties were waived, and all future Events of Default (as defined in the Note A) pertaining to the future payment of interest were waived through maturity. On July 21, 2023, the noteholder of Note A agreed to extend the maturity date to March 1, 2024, and Note A convertible into shares of common stock on September 30, 2023 at the lowest VWAP of $0.001 per share during the look back period, provided:

•	Upon request of the noteholder of Note A, the Company shall issue twenty thousand dollars ($20,000) worth of common shares (the “1st Incentive Shares) and the price per 1st Incentive Share shall be the Volume-Weighted Average Price (VWAP) per common share of the Company (subject to adjustments) for the previous ten trading days.
•	The Company shall use its best efforts to file a registration statement registering the resales of the 1st Incentive Shares within 45 calendar days from the date hereof. The Company shall use is best efforts to have the registration statement declared “effective” within sixty (60) calendar days from its filing. The Company shall use its best efforts to have a registration statement registering the resales of the 1st Incentive Shares remain effective until such time that the noteholder of Note A no longer holds any such 1st Incentive Shares.
•	Upon full conversion of the Note A and Note D, the Company shall issue to the holder of Note A fifty thousand dollars ($50,000) worth of common shares (the “2nd Incentive Shares”) and the price per 2nd Incentive Share shall be the VWAP per common share of the Company (subject to adjustments) for the previous ten (10) Trading Days.
•	The Company shall use its best efforts to file a registration statement registering the resales of the 2nd Incentive Shares within forty-five (45) calendar days from the date of issuance. The Company shall use is best efforts to have the registration statement declared “effective” within sixty (60) calendar days from its filing. The Company shall use its best efforts to have a registration statement registering the resales of the 2nd Incentive Shares remain effective until such time that the noteholder of Note A no longer holds any such 2nd Incentive Shares.

All other terms and conditions of the convertible promissory note remain the same. The noteholder of Note A waives all events of default pertaining to the Note A, known or unknown to the noteholder, by the Company prior to the date hereof. The noteholder also waives all defaults of the transaction documents, known or unknown to the noteholder of Note Aby the Company prior to the date hereof.

The Company recorded interest expense of $6,201 and $18,400 for the three months and nine months ended September 30, 2023, and $6,201 and $22,631 for the three months and nine months ended September 30, 2022, respectively. Accrued interest payable on Note A was $178,268 and $159,868 as of September 30, 2023 and December 31, 2022, respectively.

The principal balance payable on Note A amounted to $205,000 on September 30, 2023 and December 31, 2022, respectively.

B. January 2019 Convertible Note and Warrants (“Note B”)

Effective March 1, 2021, the noteholder of Note B agreed to extend the maturity date of March 1, 2021 of the Secured Convertible Promissory Note to March 1, 2024, and all prior Events of Default (as defined in the Note B) including penalties were waived, and all other terms of the Note B remain the same.

The Company recorded interest expense of $693 and $2,057 on Note B for the three months and nine months ended September 30, 2023, and $693 and $2,057 for the three months and nine months ended September 30, 2022, respectively. Accrued interest payable on Note B was $12,899 and $10,842 as of September 30, 2023 and December 31, 2022, respectively.

The principal balance payable on Note B amounted to $55,000 on September 30, 2023 and December 31, 2022, respectively.

D. March 2019 Convertible Note and Warrants (“Note D”)

On March 14, 2022, the noteholder of Note D agreed to extend the maturity date of March 1, 2022 of the Senior Secured Convertible Promissory Note to March 1, 2023, in exchange for the reduction of the conversion price to $0.008 per share, and all prior Events of Default (as defined in the Note D) including penalties were waived, and all future Events of Default (as defined in the Note D) pertaining to the future payment of interest were waived through maturity. On July 21, 2023, the noteholder of Note A agreed to extend the maturity of March 1, 2023 date to March 1, 2024 and Note D convertible into shares of common stock on September 30, 2023 at the lowest VWAP of $0.001 per share during the look back period (see Note A above”).

The Company recorded interest expense of $1,512 and $4,487 on Note D for the three months and nine months ended September 30, 2023, and $1,512 and $4,487 for the three months and nine months ended September 30, 2022, respectively. Accrued interest payable on Note D was $25,185 and $20,698 as of September 30, 2023 and December 31, 2022, respectively.

The principal balance payable on Note D amounted to $50,000 on September 30, 2023 and December 31, 2022, respectively.

E. August 2019 Convertible Note and Warrants (“Note E”)

On August 2, 2021, the noteholder of Note E agreed to extend the maturity date of the Secured Convertible Promissory Note to August 2, 2024. All other terms and conditions of the Note E remain the same.

The Company recorded interest expense of $3,781 and $11,219 on Note E for the three months and nine months ended September 30, 2023, and $3,781 and $11,219 for the three months and nine months ended September 30, 2022, respectively. Accrued interest payable on Note E was $59,909 and $48,690 as of September 30, 2023 and December 31, 2022, respectively.

The principal balance payable on Note E amounted to $125,000 on September 30, 2023 and December 31, 2022, respectively.

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

The Company recorded interest expense of $71 and $828 on Note F for the three months and nine months ended September 30, 2023, and $836 and $2,481 for the three months and nine months ended September 30, 2022, respectively. Accrued interest payable on Note F was $0 and $5,029 as of September 30, 2023 and December 31, 2022, respectively.

The principal balance payable on Note F amounted to $0 and $33,167 on September 30, 2023 and December 31, 2022, respectively.

G . July 2020 Equity Financing Arrangement (“Note G”)

On April 29, 2022, the noteholder of Note G agreed to extend the maturity date of the Secured Convertible Promissory Note to April 29, 2023. On May 1, 2023, the noteholder of Note G agreed to extend the maturity date of the Secured Convertible Promissory Note to April 29, 2025. All other terms and conditions of the Note G remain the same.

The Company recorded interest expense of $1,890 and $5,609 on Note G for the three months and nine months ended September 30, 2023, and $1,890 and $5,610 for the three months and nine months ended September 30, 2022, respectively. Accrued interest payable on Note G was $21,449 and $17,240 as of September 30, 2023 and December 31, 2022, respectively.

The principal balance payable of Note G amounted to $75,000 at September 30, 2023 and December 31, 2022, respectively.

NOTE 7 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders (basic)	$(62,674)	$(49,204)	$(523,901)	$(775,217)
Shares used to compute net loss per common share, basic and diluted	406,815,293	287,269,793	395,579,178	256,358,480
Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the nine months ended September 30, 2023 and 2022, respectively, because their inclusion would be anti-dilutive:

	As of September 30,
	2023	2022
Warrants to purchase common stock	2,868,397	2,868,397
Potentially issuable shares related to convertible notes payable and convertible preferred stock	866,579,598	351,967,716
Potentially issuable vested shares to directors and officers	3,000,000	14,000,000
Potentially issuable unvested shares to directors and officers	11,300,000	–
Total anti-dilutive common stock equivalents	883,747,995	368,836,113

NOTE 8 - RELATED PARTIES

At September 30, 2023 and December 31, 2022, respectively, the amount due to two stockholders was $1,000 relating to depositing funds for opening bank accounts for the Company.

The Company executed an operating lease to rent its current office facility from a stockholder on a month-to-month basis at a monthly rent of $250 starting January 1, 2020. The Company recorded rent expense of $750 and $2,250 for the three months and nine months ended September 30, 2023 and 2022, respectively. The Company has recorded $1,000 and $250 of rent payable to the stockholder in accounts payable as of September 30, 2023 and December 31, 2022, respectively.

NOTE 9 - STOCKHOLDERS' EQUITY

The Company has an authorized capital of 3,000,000,000 shares, $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock at September 30, 2023. The Company has 406,815,293 shares 352,174,583 shares of common stock and Series A Preferred Stock 25,845 shares and 25,845 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.

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

On March 18, 2022, the Board of Directors approved and adopted the 2022 Stock Incentive Plan (the “2022 Plan”). Awards may be made under the 2022 Plan for up to 20,000,000 shares of common stock of the Company, subject to adjustment as to the number and kind of shares awarded. Only employees and directors of the Company or an Affiliated company are eligible to receive Incentive Options under the 2022 Plan. The Company awarded 7,000,000 shares of the Company’s common stock to an officer and 7,000,000 shares of common stock to a director of the Company (see Note 4) vesting 1,500,000 shares vesting on the first anniversary on the date of issuance, 2,500,000 shares vesting on the second anniversary of the date of issuance, and 3,000,000 shares on the third anniversary of the date of issuance. In addition, on October 3, 2022, the Company awarded 300,000 shares of common stock to an advisor vesting 100,000 shares on the first anniversary date of issuance, 100,000 shares vesting on the second anniversary, and the remaining 100,000 vesting the third anniversary of the date of issuance. The common shares vested pursuant to the 2022 Plan amounted to 3,000,000 shares and 0 shares at September 30, 2023 and December 31, 2022, and the 11,300,000 shares remain unvested as of September 30, 2023. For the three months and nine months ended September 30, 2023, the Company recorded $864 and $3,870 as stock compensation expense for 756,164 shares and 2,243,836 shares payable to an officer and a director that remain unvested as of September 30, 2023. Total shares payable to an officer, consultant and a director totaled 4,512,329 shares and 2,568,493 shares at September 30, 2023 and December 31, 2022, respectively.

Shares earned and issued related to the consulting agreements are issued under the 2017 Stock Incentive Plan and the 2019 Stock Incentive Plan (Note 4). Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange.

A summary of the status of the Company’s non-vested shares as of September 30, 2023 and 2022, and changes during the three months period then ended, is presented below:

	Non-vested Shares of Common Stock	Weighted Average Fair Value
2022 Plan
Authorized shares per the 2022 Plan – 20,000,000 shares
Balance at December 31, 2022	14,300,000	$0.006146
Awarded	–	–
Vested	(3,000,000)	–
Forfeited	–	–
Balance at September 30, 2023	11,300,000	$–

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

The Company had 25,845 shares of Series A Preferred Stock issued and outstanding at September 30, 2023 and December 31, 2022, respectively.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock recording a gain of $19,811 and a loss of $4,348 for the three months and nine months ended September 30, 2023, and a gain of $25,701 and a gain of $28,848 for the three months and nine months ended September 30, 2022, respectively, in connection with the change in fair market value of the derivative liability.

The Company recorded $2,541 and $7,539 as preferred stock dividend expense for the three months and nine months ended September 30, 2023, and $2,541 and $7,513 as preferred stock dividend for the three months and nine months ended September 30, 2022. The Company recorded $28,859 and $21,320 as preferred stock dividend payable as of September 30, 2023 and December 31, 2022, respectively. Derivative liability payable for this transaction totaled $76,804 and $72,456 at September 30, 2023 and December 31, 2022, and Series B Convertible Preferred Stock mezzanine liability was $84,000 at September 30, 2023 and December 31, 2022, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0009 to $0.0141, the closing stock price of the Company's common stock on the date of valuation ranging from $0.00105 to $0.0184, an expected dividend yield of 0%, expected volatility ranging from 160.41% to 440.99%, risk-free interest rates ranging from 0.07% to 5.46%, and an expected term ranging from 0.13 years to 1.50 years.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock and recorded a gain of $24,056 and a loss of $5,280 for the three months and nine months ended September 30, 2023, and a gain of $31,208 and $40,096 for the three months and nine months ended September 30, 2022, in connection with the change in fair market value of the derivative liability. The Company recorded preferred stock dividend expense of $3,085 and $9,155 for the three months and nine months ended September 30, 2023, and $3,085 and $9,155 for the three months and nine months ended September 30, 2022. The Company recorded $34,138 and $24,983 as preferred stock dividend payable as of September 30, 2023 and December 31, 2022, respectively. Derivative liability payable for this transaction totaled $93,262 and $87,982 at September 30, 2023 and December 31, 2022, and Series B Convertible Preferred Stock mezzanine liability was $102,000 at September 30, 2023 and December 31, 2022, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0009 to $0.0141, the closing stock price of the Company's common stock on the date of valuation ranging from $0.00105 to $0.0184, an expected dividend yield of 0%, expected volatility ranging from 160.41% to 437.59%, risk-free interest rates ranging from 0.07% to 5.46%, and an expected term ranging from 0.21 years to 1.50 years.

December 20, 2021

On December 20, 2021, pursuant to the terms of the SPA, GHS purchased an additional 51 shares of Series B Convertible Preferred Stock for gross proceeds of $51,000. The Company paid $1,000 in selling commissions to complete this financing.

The Company recalculated the value of the derivative liability associated with this convertible preferred stock recording a gain of $14,434 and a loss of $3,168 for the three months and nine months ended September 30, 2023, in connection with the change in fair market value of the derivative liability. The Company recorded preferred stock dividend expense of $1,851 and $5,493 for the three months and nine months ended September 30, 2023. The Company recorded preferred stock dividend payable of $13,058 and $7,565 as of September 30, 2023 and December 31, 2022, respectively. Derivative liability payable for this transaction totaled $55,957 and $52,789 at September 30, 2023 and December 31, 2022 and Series B Convertible Preferred Stock mezzanine liability was $60,200 at September 30, 2023 and December 31, 2022, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0009 to $0.0050 the closing stock price of the Company's common stock on the date of valuation ranging from $0.00105 to $0.0070, an expected dividend yield of 0%, expected volatility ranging from 174.58% to 221.64%, risk-free interest rates ranging from 0.39% to 5.46%, and an expected term of 1.50 years.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock recording a gain of $14,434 and a loss of $19,952 for the three months and nine months ended September 30, 2023, and a gain of $18,725 and a gain of $17,667 for the three months and nine months ended September 30, 2022, in connection with the change in fair market value of the derivative liability. The Company recorded preferred stock dividend expense of $1,851 and $5,493 for the three months and nine months ended September 30, 2023, and preferred stock dividend expense of $1,851 and $4,728 for the three months and nine months ended September 30, 2022. The Company recorded preferred stock dividend payable of $12,072 and $6,579 as of September 30, 2023 and December 31, 2022, respectively. Derivative liability payable for this transaction totaled $55,957 and $52,789 at September 30, 2023 and December 31, 2022 and Series B Convertible Preferred Stock mezzanine liability was $61,200 at September 30, 2023 and December 31, 2022, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0009 to $0.0096, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.00105 to $0.0172, an expected dividend yield of 0%, expected volatility ranging from 160.35% to 190.27%, risk-free interest rates ranging from 1.09% to 5.46%, and an expected term of 1.35 to 1.5 years.

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

The Company recalculated the value of the derivative liability associated with the convertible note at September 30, 2023 and 2022, and recorded a gain of $38,490 and a loss of $8,448 for the three months and nine months ended September 30, 2023 and a gain of $49,934 and $190,813 for the three months and nine months ended September 30, 2022, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded preferred stock dividend expense of $4,936 and $14,648 for the three months and nine months ended September 30, 2023, and $4,936 and $10,194 for the three months and nine months ended September 30, 2022. Preferred stock dividend payable to GHS for this derivative totaled $24,842 and $15,131 at September 30, 2023 and December 31, 2022. Derivative liability payable for this transaction totaled $149,220 and $140,772 at September 30, 2023 and December 31, 2022, respectively, and Series B Convertible Preferred Stock mezzanine liability was $163,200 at September 30, 2023 and December 31, 2022.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0009 to $0.0096, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.00105 to $0.0183, an expected dividend yield of 0%, expected volatility ranging from 160.35% to 190.27%, risk-free interest rates ranging from 1.55% to 5.46%, and an expected term of 1.48 to 1.5 years.

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

The Company recalculated the value of the derivative liability associated with the convertible note at September 30, 2023 and recorded a gain of $17,264 and a loss of $3,789 for the three months and nine months ended September 30, 2023, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded preferred stock dividend expense of $2,214 and $6,570 for the three months and nine months ended September 30, 2023. Preferred stock dividend payable to GHS for this derivative totaled $7,629 and $1,059 at September 30, 2023 and December 31, 2022. Derivative liability payable for this transaction totaled $66,929 and $63,140 at September 30, 2023 and December 31, 2022, respectively, and Series B Convertible Preferred Stock mezzanine liability was $73,200 at September 30, 2023 and December 31, 2022.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0009 to $0.0020, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.00105 to $0.0022, an expected dividend yield of 0%, expected volatility ranging from 174.58% to 190.27%, risk-free interest rates ranging from 4.64% to 5.46%, and an expected term of 1.5 years.

August 24, 2023

On August 24, 2023, pursuant to the terms of the SPA, GHS purchased 62 shares of Series B Convertible Preferred Stock for gross proceeds of $62,000. The Company paid $1,240 in selling commissions to complete this financing.

On August 24, 2023 (the date of receipt of cash proceeds of $62,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $61,679, $321 as day one gain on the derivative, $12,400 as interest expense, and $12,400 as Series B Convertible Preferred Stock mezzanine liability, and $62,000 as amortization.

The Company recalculated the value of the derivative liability associated with the convertible note at September 30, 2023 and recorded a loss of $6,400 for the three months and nine months ended September 30, 2023, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded preferred stock dividend expense of $905 for the three months and nine months ended September 30, 2023. Preferred stock dividend payable to GHS for this derivative totaled $905 at September 30, 2023. Derivative liability payable for this transaction totaled $68,078 at September 30, 2023 and Series B Convertible Preferred Stock mezzanine liability was $74,400 at September 30, 2023.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0009 to $0.0014, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.00105 to $0.0015, an expected dividend yield of 0%, expected volatility ranging from 189.98% to 190.27%, risk-free interest rates ranging from 5.39% to 5.46%, and an expected term of 1.5 years.

As a result of issuance of derivative instruments, the Company recorded a derivative liability of $566,153 and $469,873 as of September 30, 2023 and December 31, 2022, and Series B Convertible Preferred Stock liability of $619,200 as of September 30, 2023 and $544,800 as of December 31, 2022, respectively.

Warrants

A summary of the status of the Company’s warrants as of September 30, 2023 and 2022, and changes during the nine months then ended, is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2021	–	–
Issued	2,868,397	$0.00084	2.4 Years
Exercised	–	–
Expired/Forfeited	–	–
Outstanding at September 30, 2022	2,868,397	$0.00084	2.0 Years

Outstanding at December 31, 2022	–	–
Issued	2,868,397	$0.00084	1.4 Years
Exercised	–	–
Expired/Forfeited	–	–
Outstanding at September 30, 2023	2,868,397	$0.00084	0.7 Years

NOTE 10 – SUBSEQUENT EVENT

On October 17, 2023, The Company issued to a director, an officer and two advisors, in the aggregate of 3,200,000 shares of common stock as the year 1 anniversary shares pursuant to the terms of the 2022 Stock Incentive Plan (see Note 5).

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

The financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the quarterly periods ended September 30, 2023 and 2022 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

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

Factors that may cause differences between actual results and those contemplated by forward-looking statements include those discussed in “Risk Factors” and are not limited to the following:

•	the unprecedented impact of COVID-19 pandemic on our business, customers, employees, subcontractors and supply chain, consultants, service providers, stockholders, investors and other stakeholders;
•	the impact of conflicts between the Russian Federation and Ukraine and Israel in on our operations;
•	geo-political events, such as the crisis in Ukraine and Israel, government responses to such events and the related impact on the economy both nationally and internationally;
•	general market and economic conditions;
•	our ability to maintain and grow our business with our current customers;
•	our ability to meet the volume and service requirements of our customers;
•	industry consolidation, including acquisitions by us or our competitors;
•	capacity utilization and the efficiency of manufacturing operations;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low-cost geographies for manufacturing or distribution;

•	product pricing, including the impact of currency exchange rates;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	strategic relationships with our suppliers;
•	product quality and performance;
•	protection of our products and brand by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets;
•	government actions throughout the world; and
•	our ability to service secured debt, when due.

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

Results of Operations for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022 (Unaudited)

For the three months ended September 30, 2023, we earned revenues of $19,714 and incurred related cost of sales of $4,871. Our operating expenses were $102,272 which included professional fees of $13,861, payroll costs of $53,825, amortization of intangible assets of $12,477, and general and administrative expenses of $22,109. We recorded net other income of $42,138 consisting of gain of $122,089 due to change in fair market value of derivative liability, interest income on note receivable of $8,205, gain on a derivative of $321 and interest expense of $14,077. We also recorded $17,383 as preferred stock dividend on convertible preferred stock for the three months ended September 30, 2023. As a result, we incurred a net loss of $62,674 for the three months ended September 30, 2023.

For the three months ended September 30, 2022, we earned revenues of $23,003 and related cost of sales of $5,140. Our operating expenses were $158,818 which included professional fees paid to consultants of $35,454, payroll costs of $109,595, amortization of intangible assets of $12,477, and general and administrative expenses of $13,770. We recorded net other income of $111,137, consisting of interest expense of $14,913 on notes payable due to amortization of debt discount and interest payable on notes payable, loss on derivates of $5,504, offset by gain on change in the fair market value of derivative liability of $125,568. We also recorded $6,909 as preferred stock dividend on convertible preferred stock for the three months ended September 30, 2022. As a result, we incurred a net loss of $49,204 for the three months ended September 30, 2022.

During the current and prior period, we did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Results of Operations for the Nine months Ended September 30, 2023 Compared to the Nine months Ended September 30, 2022 (Unaudited)

For the nine months ended September 30, 2023, we earned revenues of $98,286 and incurred related cost of sales of $30,330. Our operating expenses were $410,757 which included professional fees of $138,027, payroll costs of $194,083, amortization of intangible assets of $37,023, and general and administrative expenses of $41,623. We recorded net other expenses of $131,297 consisting of a loss $34,600 due to change in fair market value of derivative liability, gain on a derivative of $321, interest income on note receivable of $19,983, interest expense of $117,001 on the convertible promissory notes. We also recorded preferred stock dividend on convertible preferred stock of $49,803 for the nine months ended September 30, 2023. As a result, we incurred a net loss of $523,901 for the nine months ended September 30, 2023.

For the nine months ended September 30, 2022, we earned revenues of $39,503 and related cost of sales of $5,650. Our operating expenses were $580,472 which included professional fees of $143,193, payroll costs of $350,543, amortization of intangible assets of $37,023, and general and administrative expenses of $49,713. We recorded net other expenses of $196,981, consisting of interest expense of $278,605 on notes payable due to amortization of debt discount and interest payable on notes payable, loss on derivates of $207,447, offset by gain on change in the fair market value of derivative liability of $277,424 and interest income of $11,647 on note receivable. We also recorded $31,617 as preferred stock dividend on convertible preferred stock for the nine months ended September 30, 2022. As a result, we incurred a net loss of $775,217 for the nine months ended September 30, 2022.

During the current and prior period, we did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

The first nine months of revenue in 2023 was a substantial improvement over the same period in 2022 (an increase of 149%), and we have already met our commitment for 2023 revenue to exceed that in 2022. We expect revenue to moderate in the fourth quarter of 2023, as our ability to raise funding to fuel sales & marketing efforts has been limited. Potential future revenue growth is possible, pending adequate funding for sales and marketing efforts and building on the strength of the following factors:

•	Our current DOT Bridge Monitoring Contract and overall Structural Health Monitoring (“SHM”) vertical is the foundation of our revenue stream. The current monitoring revenue will continue through the fourth quarter of 2023. Discussions with our main contractor to the DOT for extensions and expansions continue to be favorable. We also continue to believe that prospects with our current DOT state, and DOT contacts in two other northeast states bode well for future business in mid-2024. There is still potential for local municipalities in our current northeast state to contribute revenue in 2024.

•	Our Smart Manufacturing vertical is benefiting from the progress on our CNC SaaS contract that commenced in June 2023, and will continue through the fourth quarter of 2023. Initial public endorsements and promotional videos have been released and additional videos are planned for release in the fourth quarter of 2023. These endorsements and promotional videos along with grass-roots sales & marketing efforts have generated additional sales leads for potential paid CNC POCs and additional SaaS contracts, which may contribute to revenue in the fourth quarter of 2023 and beyond. It is also expected these endorsements will also strengthen our position to secure additional POCs for other discrete manufacturing processes, including metal stamping, plastic injection molding, plastic extrusion, and automated assembly and test.

•	Our strategic partnership development continues to be a “force multiplier” for us. The strength of our Aingura IIoT, S.L. partnership provides supplemental expertise, equipment and software, which ensures we continue to bring value to our customers. We will also continue to develop our other previously announced partnerships.

Despite these strengths, we continue to face significant headwinds and we have not been able to raise material funds for ongoing operations through our existing financing agreements due to market conditions. Our CEO and COO have not received any compensation since mid-April (their salaries have accrued), and the lack of funds has severely limited sales and marketing efforts. Our management is working to secure funding from our lead investor to pay for ongoing expenses and the leadership team is considering many options for both the short and long term. These options depend largely upon our ability to continue to raise funds and implement a marketing and sales plan. In the event we are unable to raise adequate funds, management may need to consider other options such as pursuing suitable companies to merge with or acquire us.

We believe that our business development in these industries has potential for success, due to the strength of their size and growth. The global smart manufacturing (also known as Industry 4.0) was $97.6 billion in 2022 and will reach $228.3 billion by 2027 (CAGR 18.5%)1, and the worldwide SHM industry was $2.0 billion in 2021 and will reach $4.0 billion by 2027 (CAGR of 14.6%).2

Given the valuable real-world data we have collected, our Artificial Intelligence (“AI”) Machine Learning algorithms we have developed, compelling use cases and marketing collateral developed from our data and algorithms, combined with our experienced leadership, savvy technological talent, and operational execution excellence, we believe continued annual revenue growth is possible, if adequate funding for sales and marketing efforts can be secured.

Liquidity and Capital Resources for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022 (Unaudited)

At September 30, 2023, we reported a cash balance of $17,790 as a result of decrease of $15,546 from the $33,336 cash balance at December 31, 2022. This decrease was primarily as a result of net cash used in operating activities of $129,417 and net cash provided by financing activities of $113,871.

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2023 was $129,417, primarily attributed to the net loss of $523,901, stock compensation expense of $825, discount received on note receivable of $2,805, amortization of debt discount on notes payable and preferred stock of $12,400, and amortization of intangible assets of $37,023. The Company recorded changes in operating assets and liabilities of $347,041 primarily attributable to decrease in accounts receivable of $18,021, increase in prepaid expenses and other current assets of $10,028, decrease in accounts payable of $38,108, increase in accrued liabilities of $125,434, increase in derivative liabilities of $96,279, decrease in unearned interest of $5,151, increase in shares payable to related parties of $3,870, and increase in salaries payable to related parties of $156,724.

Net cash flows used in operating activities for the nine months ended September 30, 2022 was $471,561, primarily attributable to net loss of $775,217, stock compensation expense of $900, discount on note receivable of $5,661, amortization of debt discount on notes payable and preferred stock of $37,400, and amortization of intangible assets of $37,023. The Company recorded a net change in operating assets and liabilities of $222,672 attributable to net increase in accounts receivable of $5,100, decrease in accounts payable of $1,588, net increase in accrued liabilities of $80,398, net increase in derivative liabilities of $116,023, increase in unearned interest of $10,192, and net increase in shares payable to related parties of $12,221, and a net increase in salaries payable to related parties of $10,526.

_______________________

1 https://www.marketsandmarkets.com/Market-Reports/industry-4-market-102536746.html

2 https://www.marketsandmarkets.com/Market-Reports/structural-health-monitoring-market-101431220.html

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $0. Net cash used in investing activities for the nine months ended September 30, 2022 resulted due to cash advanced for a promissory note receivable totaling $200,000.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $113,871 primarily due to sales of our common stock of $54,195, Series B convertible preferred stock of $62,000 and paid $2,324 in costs for raising capital. Cash provided by financing activities for the nine months ended September 30, 2022 was $659,024 primarily due to cash received from sale of common stock of $481,657 and paid $9,633 in costs for raising capital, and cash received from sale of Series B convertible preferred stock of $187,000.

As a result of the above activities, the Company recorded a decrease in cash of $15,546 for the nine months ended September 30, 2023, and a decrease in cash of $12,537 for the same comparable period ended September 30, 2022, respectively.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $1,958,290, used cash flows in operating activities of $129,417, and has an accumulated deficit of $9,831,038 as of September 30, 2023. These factors, among others, raise a substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Clifford L. Emmons, who serves as our principal executive officer, and to the Company’s Interim Chief Financial Officer, Karen McNemar, who serves as our principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Emmons and Ms. McNemar, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2023. Based on their evaluation, Mr. Emmons and Ms. McNemar concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1*	Amendment No. 5 to 12% Senior Secured Convertible Promissory Note dated effective March 1, 2023 with Sergey Gogin
10.2*	Amendment No. 5 to 12% Senior Secured Convertible Promissory Note dated effective March 1, 2023 with YVSGRAMORAH LLC
10.3*	Finder’s Fee Agreement dated August 17, 2023 with J.H. Darbie & Co., Inc.
10.4*	Securities Purchase Agreement dated August 24, 2023 with GHS Investments, LLC
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IIOT-OXYS, Inc.

Date: November 13, 2023	By	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By	/s/ Karen McNemar
Karen McNemar, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

