Form 10-K
period 2023-12-31
IIOT-OXYS, Inc.
filed 2024-07-03
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☐ No ☒ (2) Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of its most recently completed second fiscal quarter based upon the price at which the common equity was last sold was $801,867.

As of July 2, 2024, there were 555,015,293 shares of the registrant’s Common Stock outstanding.

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

Factors that may cause differences between actual results and those contemplated by forward-looking statements are not limited to the following:

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

Under the terms of the OXYS SEA we acquired 100% of the issued voting shares of OXYS in exchange for 34,687,244 shares of our Common Stock. We also cancelled 1,500,000 outstanding shares of our Common Stock and changed our management to Mr. DiBiase who also served in the management of OXYS. Also, one of our principal shareholders entered into a consulting agreement with OXYS to provide consulting services during the transition. The OXYS SEA was effective on July 28, 2017, and our name was changed to “IIOT-OXYS, Inc.” at that time. Effective October 26, 2017, our domicile was changed from New Jersey to Nevada.

At the present time, we have two wholly owned subsidiaries which are OXYS Corporation and HereLab, Inc. (an entity immaterial to our operations), through which our operations are conducted.

General Overview

IIOT-OXYS, Inc., a Nevada corporation (the “Company”), and OXYS, were originally established for the purposes of designing, building, testing, and selling Edge Computing systems for the Industrial Internet. Both companies were, and presently are, early stage technology startups that are largely pre-revenue in their development phase. The Company received its first revenues in the last quarter of 2017, has continued to realize revenues in 2023, and expects moderate revenue growth in 2024 due to limited ability to raise funds for sales and marketing efforts.

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

We use off-the-shelf components, with reconfigurable hardware architecture that adapts to a wide range of customer needs and applications. We use open-source software tools, while still creating proprietary content for customers, thereby reducing software development time and cost. The software works with the hardware to collect data from the equipment or structure that is being monitored.

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

HOW WE DO IT

Our location in Cambridge, Massachusetts is ideal since market-leading Biotech, Medtech, and Pharma multinational firms have offices, manufacturing plants and/ or R&D centers in Cambridge or the Greater Boston area, which gives us easier access to potential sales which, in turn, lowers our cost of sales. Additionally, we continue to gain traction in the structural health monitoring and smart manufacturing industries. We, therefore, have a range of opportunities as we continue to expand our customer base.

Our goals are to augment visual bridge inspection with instrumentation and predictive algorithms for structural health monitoring and help Biotech, Pharma, and Medical Device companies realize the next wave of performance, productivity, and quality gains for their organizations, through our Smart Manufacturing/Industry 4.0 technology and Artificial Intelligence (AI) and Machine Learning algorithms.

We have a unique value proposition in a fast-growing worldwide multi-billion USD market and have positioned our business with strategic partners for accelerated growth. Given adequate funding for sales and marketing efforts, we believe that potential growth for 2024 and beyond is possible.

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

The second source of competition is from startups who are in the edge computing space. Examples are FogHorn Systems Inc., Tulip Interfaces, and MachineSense. There will be additional startups that will specifically target the edge computing space as the investor awareness and the technical focus shifts from cloud computing to edge computing. Whereas other startups focus on development of proprietary tools for edge computing, our solutions will use open-source tools but will still create proprietary algorithms and software content for clients and customers. We feel this methodology of creating proprietary solutions using open-source tools will allow us to rapidly address current and future customer needs.

Government Regulation

At present, we do not require any governmental approval of any of our products or services.

Environmental Laws

At present, we are not regulated by any environmental laws.

Research and Development

We work with our partners and universities to develop IP.

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

Within 30 days of invoicing, a non-refundable license issue fee of $10,000 was paid by us to MIT. Pursuant to the agreement, we were required to pay MIT additional patent maintenance fees in years beyond 2018.

Pursuant to the agreement, we were required to pay to MIT a running royalty of 2% of “NET SALES,” as defined in the agreement made in the calendar years 2018, 2019, and 2020. For “NET SALES” made in the calendar year 2021 and every calendar year thereafter through the term of the agreement, we were required to pay MIT a running royalty of 4%.

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

MIT declined to renegotiate the terms of the agreement, and, on December 6, 2018, we received a notice of termination from MIT due to non-payment of fees. As of December 6, 2018, the agreement was terminated, fees are no longer accruing, interest is accruing and $76,284 in fees owed to MIT are still owing as of the date of this Annual Report. Despite the termination of the Agreement, we remain active with MIT as a member of the MIT Startup Exchange (STEX). The purpose of STEX is to promote collaboration and partnerships between MIT-connected startups and members of MIT’s Industrial Liaison Program. We remain open to future mutually acceptable agreements with MIT.

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

Employees

As of June 26, 2024, we have two full-time employees, including the CEO (and Interim CTO) and COO (and Interim CFO).

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

Legal Proceedings

We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in aggregate, a material adverse effect on our business, financial condition or operating results. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A.	Risk Factors

As a Smaller Reporting Company, we are not required to furnish information under this Item 1A.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 1C.	Cybersecurity

For purposes of this section:

“Cybersecurity incident” means an unauthorized occurrence, or a series of related unauthorized occurrences, on or conducted through our information systems that jeopardizes the confidentiality, integrity, or availability of our information systems or any information residing therein.

“Cybersecurity threat” means any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

“Information systems” means electronic information resources, owned or used by us, including physical or virtual infrastructure controlled by such information resources, or components thereof, organized for the collection, processing, maintenance, use, sharing, dissemination, or disposition of our information to maintain or support our operations.

Risk Management and Strategy

Our website is monitored by a third party to check if our website is secure. We are prepared to inform all parties necessary if any breach of cyber-security were to happen. We have never had this problem and so we have never had to inform consultants, auditors, or other third parties.

We have never had a breach of cyber-security at any point in our past. The risk to us of cybersecurity threats is in data storage of customer questions and emails. A breach of customers’ data could negatively materially affect our public trust and could result in loss of customers and revenue.

Governance

Our board of directors has no specific processes for monitoring cybersecurity within the company. There is no subcommittee specifically for monitoring cybersecurity in the company.

Our management monitors our websites and online accounts frequently to manage risks associated with cyber-security risks. Our management communicates with our board on matters of cybersecurity but, has not had to inform them of any breaches thus far.

Item 2.	Properties

We currently do not own any properties. We entered into a yearly lease agreement for our principal office located in Cambridge, Massachusetts on August 1, 2017 which began on January 1, 2018 and terminated on December 31, 2018. We entered into a new lease agreement on March 12, 2019, which began on January 1, 2019, and terminated on June 30, 2019. Pursuant to the lease, we are obligated to pay the landlord monthly installments of $2,000 for a total lease payment of $12,000 in 2019. We secured a 2nd lease for July – December 2019 at $2,000/month for an additional $12,000 in 2019. As of 2023, we reduced the amount of space required and have renegotiated the lease terms to $250/month. This is a month-to-month agreement.

Item 3.	Legal Proceedings

We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in aggregate, a material adverse effect on our business, financial condition or operating results. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

	Quarter	High	Low
FISCAL YEAR ENDING DECEMBER 31, 2024	First	$0.0012	$0.0005

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2023	First	$0.0087	$0.0013
	Second	$0.0029	$0.0011
	Third	$0.0024	$0.0009
	Fourth	$0.0012	$0.0006

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2022	First	$0.0195	$0.0049
	Second	$0.0219	$0.005
	Third	$0.0071	$0.0031
	Fourth	$0.0048	$0.0018

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

Holders

As of the close of business on June 26, 2024, we had approximately 155 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Issuer Direct, 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as transfer agent for the common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	$–	$–	–
Equity compensation plans not approved by security holders	16,490,609	$0.0448	8,322,212	(1)
Total	$16,490,609		8,322,212

(1)	Of the 24,522,212 shares remaining for future issuance under equity compensation plans, 15,100,000 shares of Common Stock have been awarded but are unvested.

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

As of December 31, 2023, there were 3,547,788 shares of Common Stock issued with 952,212 remaining for awards under the 2017 Plan.

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

As of December 31, 2023, there were 3,330,000 shares of shares Common Stock awarded with 1,670,000 shares remaining for awards under the 2019 Plan.

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

As of December 31, 2023, there were 14,300,000 shares of Common Stock awarded (including 11,200,000 shares awarded but unvested) with 5,700,000 shares remaining for awards under the 2022 Plan.

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

During the Open Period, we may, in our sole discretion, deliver a put notice (“Put Notice”) to GHS which shall state the dollar amount requested by us (the “Put Amount”) and number of shares intended to sell to GHS on a designated closing date. The purchase price (the “Purchase Price”) of the common stock sold pursuant to a Put Notice will be set at 90% of the lowest volume-weighted average price of our common stock during the ten consecutive trading day period immediately preceding the date on which we deliver the Put Notice to GHS. We are obligated to deliver a number of shares to GHS equal to Put Amount divided by the Purchase Price in consideration of the payment of the Put Amount.

Below is a table of all puts made by the Company under the Equity Financing Agreement during the year ended December 31, 2023:

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

Preferred Equity Financing with GHS Investments, LLC

On August 24, 2023, pursuant to the terms of a Securities Purchase Agreement dated August 24, 2023 (the “SPA”), IIOT-OXYS, Inc., a Nevada corporation (the “Company”), entered into a new preferred equity financing agreement with GHS Investments, LLC (“GHS”) in the amount of $62,000. The SPA provides for GHS’s purchase of 62 shares of Series B Convertible Preferred Stock (the “Preferred Stock”), stated value $1,200 per share, for the purchase price of $62,000, or $1,000 per share.

Under the SPA, the Company has issued 62 shares of Preferred Stock to GHS. This sale was exempt under Rule 506(b) under Regulation D. GHS is an “accredited investor” as defined in Rule 501 under the Securities Act. The Company did not engage in any general solicitation or advertising in connection with the issuance of the Preferred Stock. Selling commissions in the amount of $1,240 were paid to J.H. Darbie & Co.

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

Basis of Presentation

The financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the periods ended December 31, 2023 and 2022 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017 and HereLab, Inc. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the consolidated financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and its subsidiaries have been eliminated.

Forward-Looking Statements

Statements in this management’s discussion and analysis of financial condition and results of operations contain certain forward-looking statements. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition involve risks and uncertainties. Where in any forward-looking statements, if we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

Factors that may cause differences between actual results and those contemplated by forward-looking statements are not limited to the following:

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

You should not rely on forward-looking statements in this document. This management discussion contains forward looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these statements, which apply only as of the date of this document. Our actual results could differ materially from those anticipated in these forward-looking statements.

Critical Accounting Policies

The following discussions are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies. We continually evaluate the accounting policies and estimates used to prepare financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

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

Under the terms of the OXYS SEA we acquired 100% of the issued voting shares of OXYS in exchange for 34,687,244 shares of our Common Stock. We also cancelled 1,500,000 outstanding shares of our Common Stock and changed our management to Mr. DiBiase who also served in the management of OXYS. Also, one of our principal shareholders entered into a consulting agreement with OXYS to provide consulting services during the transition. The OXYS SEA was effective on July 28, 2017, and our name was changed to “IIOT-OXYS, Inc.” at that time. Effective October 26, 2017, our domicile was changed from New Jersey to Nevada.

At the present time, we have two wholly owned subsidiaries which are OXYS Corporation and HereLab, Inc. (an entity immaterial to our operations), through which our operations are conducted.

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

Results of Operations for the Year Ended December 31, 2023 compared to the year ended December 31, 2022

For the year ended December 31, 2023, we earned revenues of $114,666 and incurred related cost of sales of $76,645. Our operating expenses were $731,430 which included professional fees of $172,704, payroll costs of $244,083, amortization of intangible assets of $49,500, bad debts of $215,069 and other general and administrative expenses of $51,029. We recorded net other expenses of $374,530 consisting of a loss of $185,973 due to debt extinguishment on   notes payable due to change in conversion price, interest income on note receivable of $25,969, offset by interest expense of $210,426 and loss on change in fair market value of derivative liability of $4,100. We also recorded $68,531 as preferred stock dividend on convertible preferred stock for the year ended December 31, 2023. As a result, we incurred a net loss of $1,136,460 for the year ended December 31, 2023.

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

During the current and prior year, we did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Revenues earned in 2023 were a substantial improvement over the same period in 2022 (an increase of 29%). We expect revenue to moderate in 2024, as our ability to raise funding to fuel sales & marketing efforts has been limited. Potential future revenue growth is possible, pending adequate funding for sales and marketing efforts and building on the strength of the following factors:

•	Our current DOT Bridge Monitoring Contract and overall Structural Health Monitoring (“SHM”) vertical is the foundation of our revenue stream. Discussions with our main contractor to the DOT for extensions and expansions continue to be favorable. We also continue to believe that prospects with our current DOT state, and DOT contacts in two other northeast states bode well for future business in mid-2024. There is still potential for local municipalities in our current northeast state to contribute revenue in 2024.

•	Our Smart Manufacturing vertical is benefiting from the progress on our CNC SaaS contract that commenced in June 2023 and continued through the fourth quarter of 2023. In February 2024, we renewed our CNC SaaS contract with our current customer. Initial public endorsements and promotional videos have been released and additional videos are planned for release in the third quarter of 2024. These endorsements and promotional videos along with grass-roots sales & marketing efforts have generated additional sales leads for potential paid CNC POCs and additional SaaS contracts, which may contribute to revenue in the third quarter of 2024 and beyond. It is also expected these endorsements will also strengthen our position to secure additional POCs for other discrete manufacturing processes, including metal stamping, plastic injection molding, plastic extrusion, and automated assembly and test.

•	Our strategic partnership development continues to be a “force multiplier” for us. The strength of our Aingura IIoT, S.L. partnership provides supplemental expertise, equipment and software, which ensures we continue to bring value to our customers. We will also continue to develop our other previously announced partnerships.

Despite these strengths, we continue to face significant headwinds and we have not been able to raise material funds for ongoing operations through our existing financing agreements due to market conditions. Our CEO and COO have not received any compensation since mid-April (their salaries have accrued), and the lack of funds has severely limited sales and marketing efforts. Our management is working to secure funding from our lead investor to pay for ongoing expenses and the leadership team is considering its options for both the short and long term. Given the current challenges in raising adequate funds, management is pursuing options including vetting suitable companies to merge with or acquire us.

We believe we’ve created substantial value from our business development in these industries, which have potential for success, due to the strength of their size and growth. The global smart manufacturing (also known as Industry 4.0) was $108.9 billion in 2023 and will reach $241 billion by 2028 (CAGR 17.2%),1 and the worldwide SHM industry is $2.5 billion in 2024 and will reach $4.1 billion by 2029 (CAGR of 10.4%).2

Given the valuable real-world data we have collected, our Artificial Intelligence (“AI”) Machine Learning algorithms we have developed, compelling use cases and marketing collateral developed from our data and algorithms, combined with our experienced leadership, savvy technological talent, and prudent operational execution, we believe our company’s assets have potential continued annual revenue growth, that will be attractive to prospective partners interested in an acquisition or merger.

Liquidity and Capital Resources for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

As of December 31, 2023, we reported a cash balance of $644 as a result of decrease of $32,692 from the $33,336 cash balance at December 31, 2022. This decrease was primarily as a result of net cash used in operating activities of $146,564 and net cash provided by financing activities of $113,872.

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2023 was $146,564, primarily attributed to the net loss of $1,136,460, stock compensation expense of $4,665, bad debts of $214,103, amortization of debt discount on notes payable and preferred stock of $12,400, amortization of intangible assets of $49,500 and loss on extinguishment of notes payable of $186,294. The Company recorded changes in operating assets and liabilities of $522,935 primarily attributable to decrease in accounts receivable of $4,662 due to collections from customers, decrease in prepaid expenses and other current assets of $5,467, increase in accounts payable of $86,145 due to negotiating longer payment terms, increase in accrued liabilities of $248,368 due to non-payment of additional interest accrued on notes payable, increase in derivative liabilities due to the change in the fair value of derivative liabilities of $65,779, decrease in unearned interest of $5,151, increase in shares payable to related parties of $601, and increase in salaries payable to related parties of $117,063.

Net cash flows used in operating activities for the year ended December 31, 2022 was $657,009, primarily attributable to net loss of $1,076,881, stock compensation expense of $900, discount on note receivable of $4,719, and amortization of intangible assets of $49,500. The Company recorded a net change in operating assets and liabilities of $364,756 attributable to net increase in accounts receivable of $17,661, decrease in accounts payable of $27,763, net increase in accrued liabilities of $148,558, net increase in derivative liabilities of $267,257, increase in unearned interest of $5,151, decrease in deferred revenues of $15,000, increase in shares payable to related parties of $14,624, and a net increase in salaries payable to related parties of $10,410.

__________________________

1 https://www.marketsandmarkets.com/Market-Reports/industry-4-market-102536746.html

2 https://www.marketsandmarkets.com/Market-Reports/structural-health-monitoring-market-101431220.html

Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $0. Net cash used in investing activities for the year ended December 31, 2022 resulted due to cash advanced for a promissory note receivable totaling $200,000.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $113,872 primarily due to sale of our common stock of $51,872 net of costs incurred in capital raise, and sale of Series B convertible preferred stock of $62,000. Cash provided by financing activities for the year ended December 31, 2022 was $843,524 primarily due to cash received from sale of common stock of $557,065 net of $11,141 cash paid for costs incurred in raising capital, and cash received from sale of Series B convertible preferred stock of $297,600.

As a result of the above activities, the Company recorded a decrease in cash of $32,692 for the year ended December 31, 2023, and a decrease in cash of $13,485 for the same comparable period ended December 31, 2022, respectively.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $2,067,461, used cash flows in operating activities of $146,564, and has an accumulated deficit of $10,443,597 as of December 31, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Recently Issued Accounting Standards

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer and Interim Chief Financial Officer, Clifford Emmons and Karen McNemar, respectively, who serve as our principal executive officer and principal financial and accounting officer, respectively, as appropriate, to allow timely decisions regarding required disclosure. Mr. Emmons and Ms. McNemar, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2023. Based on their evaluation, Mr. Emmons and Ms. McNemar concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2023. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Annual Report.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Because of this material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

Remediation of the Material Weakness

We are evaluating the material weaknesses and developing a plan of remediation to strengthen our overall internal control over financial reporting. The remediation plan will include the creation and adoption of a formal policy manual specifically dealing with financial controls.

Due to a material weakness as disclosed in the 2022 Annual Report on Form 10-K, we committed to the same remediation plan, as disclosed above; however, due to lack of resources, we were unable to execute the contemplated remediation plan sans appointing an interim Chief Financial Officer. If we are unable to increase our workforce, we may never be able to implement the remediation plan proposed above.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable to the Company.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Current Management

The following table sets forth information concerning our directors and executive officers:

Name	Position	Age
Executive Officers:
Clifford L. Emmons	Chief Executive Officer, President, and Interim Chief Technical Officer	62
Karen McNemar	Chief Operating Officer and Interim Chief Financial Officer	55

Directors:
Clifford L. Emmons	Director	62
Vidhyadhar Mitta	Director	52

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

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in their ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify in this Annual Report those people who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC, we believe that all reporting requirements for fiscal year 2023 were complied with by each person who at any time during the 2023 fiscal year was a director or an executive officer or held more than 10% of our common stock.

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

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2023 and 2022.

Summary Compensation Table

Name and principal position	Year	Salary ($)		Stock Awards ($)		Total ($)
Clifford Emmons(1)	2023	100,000	(2)	2,221	(3)	102,221
	2022	100,000	(4)	–		100,000
Karen McNemar(5)	2023	100,000	(6)	2,221	(7)	102,221
	2022	100,000	(8)	–		100,000

________________________

(1)	Mr. Emmons was appointed as our CEO, President, and interim CFO on June 4, 2018.
(2)	As of December 31, 2023, Mr. Emmons was owed $138,619 in accrued and unpaid consulting fees and $10,630 in reimbursable expenses.
(3)	As of December 31, 2023, Mr. Emmons earned 1,500,000 shares of common stock valued at $2,221.
(4)	As of December 31, 2022, Mr. Emmons was owed $139,575 in accrued and unpaid consulting fees and $2,849 in reimbursable expenses.
(5)	Ms. McNemar was appointed as our COO effective as of September 20, 2018.
(6)	As of December 31, 2023, Ms. McNemar was owed $121,092 in accrued and unpaid consulting fees and $1,600 in reimbursable expenses.
(7)	As of December 31, 2023, Mc. McNemar earned 1,500,000 shares of common stock valued at $2,221.
(8)	As of December 31, 2022, Ms. McNemar was owed $134,849 in accrued and unpaid consulting fees.

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

Equity Awards

The following table provides information on stock and option awards held by the named executive officers as of December 31, 2023:

Stock Awards				Market Value of
		Number of Shares		Shares of Units of
		or Units of Stock that		Stock that Have Not
	Grant	Have Not Vested		Vested
Name	Date	(#)		($)
Clifford L. Emmons	6/2/22	5,500,000	(1)	3,575
Karen McNemar	6/2/22	5,500,000	(1)	3,575

(1)	1,500,000 shares on the first-year anniversary of the grant date; 2,500,000 shares on the second-year anniversary of the grant date; and 3,000,000 shares on the third-year anniversary of the grant date

Compensation of Directors

Besides Mr. Emmons’ compensation (whose compensation is disclosed above), no compensation was awarded to, earned by, or paid to any remaining directors for services rendered in all capacities to our Company and its subsidiaries for the year ended December 31, 2023.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table and footnotes thereto set forth information regarding the number of shares of common stock beneficially owned by (i) each director and named executive officer of our company, (ii) each person known by us to be the beneficial owner of 5% or more of its issued and outstanding shares of common stock, and (iii) named executive officers, executive officers, and directors of the Company as a group as of May 10, 2024. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 560,015,293 shares of common stock outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless otherwise indicated in the following table and/or the footnotes thereto, the address of our named executive officers and directors in the following tables is: 705 Cambridge Street, Cambridge, MA 02141.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class (1)
Named Executive Officers and Directors
Clifford Emmons	326,874,827	(2)	37.12%
Karen McNemar	300,599,058	(3)	35.17%
Vidhyadhar Mitta	229,130,295	(4)	29.10%
Executive Officers, Named Executive Officers, and Directors as a Group (3 Persons)	856,604,180		61.06%

_____________________

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the May 10, 2024.

(2)	Includes 319,814,327 shares of Common Stock issuable upon the conversion of $218,753 in accrued and unpaid consulting fees. Also includes 780,000 shares issuable upon the conversion of shares of Series A Preferred Stock owned by Mr. Emmons.

(3)	Includes 294,190,058 shares of Common Stock issuable upon the conversion of $201,226 in accrued and unpaid consulting fees. Also includes 604,500 shares issuable upon the conversion of shares of Series A Preferred Stock owned by Ms. McNemar.

(4)	Includes 1,562,500 shares issuable upon the exercise of warrants. Also includes 224,630,952 shares issuable upon the conversion of a note issued to Mr. Mitta. Lastly, includes 1,200,000 shares issuable upon the conversion of shares of Series A Preferred Stock owned by Mr. Mitta.

The following table sets forth information known to us regarding the beneficial ownership of our Series A Supervoting Preferred Stock as of May 10, 2024.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of Class
Series A Supervoting Preferred Stock	Vidhyadhar Mitta	12,000	46.43%
	Clifford L. Emmons	7,800	30.18%
	Karen McNemar	6,045	23.39%

The following table sets forth information known to us regarding the beneficial ownership of our Series B Convertible Preferred Stock as of May 10, 2024.

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of Class
Series B Convertible Preferred Stock	GHS Investments, LLC	536	100%

The following table sets forth information known to us regarding the beneficial ownership of our Series C Convertible Preferred Stock as of May 10, 2024.

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of Class
Series C Convertible Preferred Stock	Cambridge MedSpace LLC	57	100%

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

For transactions with our executive officers, please see the disclosure under “Item 11. Executive Compensation.” above.

Cambridge MedSpace Note

On January 22, 2019, we entered into a Securities Purchase Agreement with Cambridge MedSpace, LLC, a Massachusetts limited liability company for the purchase of a 5% Secured Convertible Note in the principal amount of $55,000. The note was convertible, in whole or in part, into shares of our Common Stock, at any time at a rate of $0.65 per share with fractions rounded up to the nearest whole share, unless paid in cash at our election. The note bears interest at a rate of 5% per annum and interest payments will be made on an annual basis. The original maturity date of the note was January 22, 2020. The note is governed by the SPA and is secured by all our assets (but is not a senior secured note) pursuant to the Security Agreement. In addition to the issuance of the note, we issued Cambridge MedSpace warrants to purchase one share of our Common Stock for 50% of the number of shares of Common Stock issuable upon conversion of the note. Each warrant was originally immediately exercisable at $0.75 per share and expires on January 22, 2024. The lender is owned by shareholders of the Company, or their affiliates, including Clifford L. Emmons, our Chief Executive Officer, Interim Chief Financial Officer, and director.

On June 12, 2020, the Company entered into Amendment No. 1 to the note with Cambridge MedSpace pursuant to which the note was amended to extend the maturity date to March 1, 2021.

On April 6, 2022, the Company entered into Amendment No. 2 to the note with Cambridge MedSpace pursuant to which the maturity date as extended to March 1, 2024.

Debt Exchange Agreement

On February 5, 2024 we entered into the Debt Exchange Agreement with Cambridge MedSpace LLC, an entity of which the Company’s CEO, Clifford L. Emmons shares ownership. Under the agreement, we agreed to issue to the Lender 57 shares of Series C Preferred Stock in exchange for the forgiveness of $68,825 of principal ($55,000) and accrued and unpaid interest.

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

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Although we have not adopted the independence standards any national securities exchange to determine the independence of directors, the NYSE MKT LLC provides that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of our board of directors, free of any relationship that would interfere with the exercise of independent judgment. Under this standard, our board of directors has determined that Mr. Mitta would meet this standard, and therefore, would be considered to be independent.

Item 14.	Principal Accountant Fees and Services

Fees Paid

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2023 were $50,543 and $50,250 for the period ended December 31, 2022.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those reported above, for the years ended December 31, 2023 and 2022.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning in the years ended December 31, 2023 were $0 and $3,500 in 2022.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the years ended December 31, 2023 and 2022.

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

Financial Statements

The following financial statements are filed with this Annual Report:

Report of Independent Registered Public Accounting Firm for the year ended December 31, 2022

Report of Independent Registered Public Accounting Firm for the year ended December 31, 2023

Audited Consolidated Balance Sheets at December 31, 2023 and 2022

Audited Consolidated Statements of Operations for the years ended December 31, 2023 and 2022

Audited Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2023 and 2022

Audited Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

Notes to Audited Consolidated Financial Statements

Exhibits

The following exhibits are included with this Annual Report:

Incorporated by Reference
						Filed
Exhibit					Filing	Here-
Number	Exhibit Description	Form	File No.	Exhibit	Date	with
2.1 & 10.1	Securities Exchange Agreement dated March 16, 2017, by and among Gotham Capital Holdings, Inc., OXYS Corp. and the Shareholders of OXYS Corp.	8-K	000-50773	2.1	8/3/2017
2.2 & 10.2	Agreement and Plan of Merger dated July 10, 2017	8-K	000-50773	2.1	11/1/2017
3.1	Nevada Articles of Incorporation for IIOT-OXYS, Inc.	8-K	000-50773	3.1	11/1/2017
3.2	Bylaws for IIOT-OXYS, Inc.	8-K	000-50773	3.2	11/1/2017
3.3	Nevada Articles of Merger dated July 14, 2017	8-K	000-50773	3.3	11/1/2017
3.4	New Jersey Certificate of Merger dated October 26, 2017	8-K	000-50773	3.4	11/1/2017
3.5	Articles of Exchange	8-K	000-50773	2.1	1/12/2018
3.6	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State effective January 18, 2021	8-K	000-50773	3.1	1/19/2021
3.7	Certificate of Designation for Series B Convertible Preferred Stock	8-K	000-50773	3.1	11/24/2020

3.8	Certificate of Designation filed with the Nevada Secretary of State on July 2, 2020	8-K	000-50773	3.1	11/13/2020
3.9	Certificate of Designation filed with the Nevada Secretary of State on November 9, 2020	8-K	000-50773	3.2	11/13/2020
3.10	Certificate of Designation filed with the Nevada Secretary of State on January 18, 2024	8-K	000-50773	3.1	1/24/2024
3.11	Amendment No. 1 to the Certificate of Designation filed with the Nevada Secretary of State on February 12, 2024	8-K	000-50773	3.1	2/16/2024
4.1 & 10.3*	2017 Stock Incentive Plan	8-K	000-50773	4.1	12/19/2017
4.2 & 10.4*	2019 Stock Incentive Plan	8-K	000-50773	4.1	3/12/2019
10.5	Form of 12% Senior Secured Convertible Note	8-K	000-50773	99.1	2/13/2018
10.6	Amendment No. 1 to the 12% Senior Secured Convertible Promissory Note Issued to Sergey Gogin on January 22, 2018	8-K	000-50773	99.3	3/12/2019
10.7	Amendment dated January 28, 2021 to Senior Secured Convertible Promissory Note with Sergey Gogin	10-Q	000-50773	10.1	5/17/2021
10.8	Amendment dated December 14, 2021 to Senior Secured Convertible Promissory Note with Sergey Gogin	10-K	000-50773	10.10	4/14/2022
10.9	Amendment dated March 14, 2022 to Senior Secured Convertible Promissory Note with Sergey Gogin	10-Q	000-50773	10.1	5/16/2022
10.10	Amendment No. 5 to 12% Senior Secured Convertible Promissory Note dated effective March 1, 2023 with Sergey Gogin	10-Q	000-50773	10.1	11/13/23
10.11	Form of Securities Purchase Agreement	8-K	000-50773	99.2	2/13/2018
10.12	Form of Security and Pledge Agreement	8-K	000-50773	99.3	2/13/2018
10.13	Form of Warrant	8-K	000-50773	99.4	2/13/2018
10.14	Amendment No. 1 to the Warrant Agreement Issued to Sergey Gogin on January 22, 2018	8-K	000-50773	99.4	3/12/2019
10.15	Form of 12% Senior Secured Convertible Note	8-K	000-50773	99.5	3/12/2019
10.16	Amendment No. 1 to Senior Secured Convertible Promissory Note with Catalytic Capital LLC	10-Q	000-50773	10.2	11/16/2020
10.17	Amendment dated January 28, 2021 to Senior Secured Convertible Promissory Note with Catalytic Capital, LLC	10-Q	000-50773	10.2	5/17/2021
10.18	Amendment No. 1 to Senior Secured Convertible Promissory Note with YVSGRAMORAH LLC	10-Q	000-50773	10.3	11/16/2020
10.19	Amendment dated January 28, 2021 to Senior Secured Convertible Promissory Note with YVSGRAMORAH LLC	10-Q	000-50773	10.3	5/17/2021
10.20	Amendment dated December 14, 2021 to Senior Secured Convertible Promissory Note with YVSGRAMORAH LLC	10-K	000-50773	10.20	4/14/2022
10.21	Amendment dated March 14, 2022 to Senior Secured Convertible Promissory Note with YVSGRAMORAH LLC	10-Q	000-50773	10.2	5/16/2022
10.22	Amendment No. 5 to 12% Senior Secured Convertible Promissory Note dated effective March 1, 2023 with YVSGRAMORAH LLC	10-Q	000-50773	10.2	11/13/2023
10.23	Form of Securities Purchase Agreement	8-K	000-50773	99.6	3/12/2019
10.24	Form of Security and Pledge Agreement	8-K	000-50773	99.7	3/12/2019
10.25	Form of Warrant	8-K	000-50773	99.8	3/12/2019
10.26	Securities Purchase Agreement with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.1	1/23/2019

10.27	5% Convertible Secured Note with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.2	1/23/2019
10.28	Security Agreement with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.3	1/23/2019
10.29	Warrant Agreement with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.4	1/23/2019
10.30	Securities Purchase Agreement with Vidhyadhar Mitta dated August 2, 2019	8-K	000-50773	99.1	8/8/2019
10.31	12% Convertible Secured Note with Vidhyadhar Mitta dated August 2, 2019	8-K	000-50773	99.2	8/8/2019
10.32	Amendment No. 1 to the 12% Secured Convertible Promissory Note dated effective August 2, 2021 with Vidhyadhar Mitta	10-Q	000-50773	10.1	11/15/2021
10.33	Amendment No. 2 to the 12% Secured Convertible Promissory Note dated effective August 2, 2022 with Vidhyadhar Mitta	10-K	000-50773	10.35	4/13/2023
10.34	Amendment No. 2 to the 12% Secured Convertible Promissory Note dated effective August 2, 2022 with Vidhyadhar Mitta	10-Q	000-50773	10.1	5/22/2023
10.35	Security Agreement with Vidhyadhar Mitta dated August 2, 2019	8-K	000-50773	99.3	8/8/2019
10.36	Warrant Agreement with Vidhyadhar Mitta dated August 2, 2019	8-K	000-50773	99.4	8/8/2019
10.37	Warrant Agreement with Vidhyadhar Mitta dated September 6, 2019	10-K	000-50773	10.31	6/23/2020
10.38	Warrant Agreement with Vidhyadhar Mitta dated October 16, 2019	10-K	000-50773	10.32	6/23/2020
10.39	Equity Financing Agreement dated November 1, 2021 with GHS Investments, LLC	S-1	333-261484	10.35	12/3/2021
10.40	Registration Rights Agreement dated November 1, 2021 with GHS Investments, LLC	S-1	333-261484	10.36	12/3/2021
10.41	$75,000 Convertible Promissory Note dated July 29, 2020 issued to GHS Investments LLC	8-K	000-50773	99.4	8/3/2020
10.42	Extension No. 1 to Convertible Promissory Note dated April 29, 2021 ($75,000) with GHS Investments LLC	10-Q	000-50773	10.2	8/13/2021
10.43	Amendment No. 2 dated November 4, 2021 to $75,000 Convertible Promissory Note issued to GHS Investments LLC	S-1	333-261484	10.42	12/3/2021
10.44	Amendment No. 3 dated April 29, 2022 to $75,000 Convertible Promissory Note issued to GHS Investments LLC	S-1	333-266351	10.48	7/27/2022
10.45	Extension No. 4 to the Convertible Promissory Note issued July 29, 2020 with GHS Investments LLC	10-Q	000-50773	10.1	8/18/2023
10.46	Collaboration Agreement effective March 18, 2020 with Aingura IIoT, S.L.	10-Q	000-50773	10.1	8/19/2020
10.47	Finder’s Fee Agreement dated August 17, 2023 with J.H. Darbie & Co., Inc.	10-Q	000-50773	10.3	11/13/2023
10.48*	Debt Forgiveness Agreement with Clifford L. Emmons effective as of December 31, 2019	10-Q	000-50773	10.3	9/14/2020
10.49*	Debt Forgiveness Agreement with Karen McNemar effective as of December 31, 2019	10-Q	000-50773	10.4	9/14/2020
10.50	Securities Purchase Agreement dated November 16, 2020 with GHS Investments, LLC	S-1	333-252887	10.52	2/9/2021
10.51	Securities Purchase Agreement dated August 24, 2023 with GHS Investments, LLC	10-Q	000-50773	10.4	11/13/23

10.52*	Exchange Agreement Dated November 9, 2020 with Clifford L. Emmons	S-1	333-252887	10.55	2/9/2021
10.53*	Exchange Agreement Dated November 9, 2020 with Vidhyadhar Mitta	S-1	333-252887	10.56	2/9/2021
10.54*	Exchange Agreement Dated November 9, 2020 with Karen McNemar	S-1	333-252887	10.57	2/9/2021
10.55	Common Stock Purchase Agreement dated February 24, 2021 with GHS Investments, LLC	10-Q	000-50773	10.4	5/17/2021
10.56*	Employment Contract dated Effective April 1, 2022 with Clifford L. Emmons	S-1	333-266351	10.63	7/27/2022
10.57*	Employment Contract dated Effective April 1, 2022 with Karen McNemar	S-1	333-266351	10.64	7/27/2022
10.58	Debt Exchange Agreement dated February 5, 2024 with Cambridge MedSpace LLC					X
14.1	Code of Ethics	10-K	000-50773	14.1	4/17/2018
16.1	Letter from Haynie & Company Dated December 1, 2023 Regarding Change in Certifying Accountant	8-K	000-50773	16.1	12/1/23
21.1	List of Subsidiaries	10-K	000-50773	21.1	4/17/2018
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial and Accounting Officer					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)					X

_________________

*Management contract or compensatory plan or arrangement.

Item 16	Form 10-K Summary

None.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IIOT-OXYS, INC.

Date: July 3, 2024	By:	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer
(Principal Executive Officer)

Date: July 3, 2024	By:	/s/ Karen McNemar
Karen McNemar, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Clifford L. Emmons Clifford L. Emmons	Director and Chief Executive Officer (Principal Executive Officer)	July 3, 2024

/s/ Karen McNemar Karen McNemar	Interim Chief Financial Officer (Principal Financial and Accounting Officer	July 3, 2024

/s/ Vidhyadhar Mitta	Director	July 3, 2024
Vidhyadhar Mitta

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IIOT-OXYS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of IIOT-OXYS, Inc. (“the Company”) as of December 31, 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses since inception and has negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Complex Equity Transactions

As discussed in Note 9, the Company has outstanding Series B Convertible Preferred stock that is required to be analyzed pursuant to ASC 815, Derivatives and Hedging. Management uses an option pricing model to evaluate the fair value of its derivative liabilities, which requires management to make assumptions related to fair value measurements. Calculations and accounting for these features require management’s judgments related to initial and subsequent recognition of the debt and related features, use of a valuation model, and value of the inputs used in the selected valuation model.

How We Addressed the Matter

Our audit procedures related to the evaluation of the Company’s accounting for these instruments included the following, among others:

o	We obtained an understanding of management’s process and methodology.
o	We independently evaluated the inputs utilized by management in order to determine the relevance and reliability of data used.
o	We evaluated the underlying contracts and agreements and recalculated the fair value of derivative liabilities and related disclosures.

Fruci & Associates II, PLLC – PCAOB ID #5525

We have served as the Company’s auditor since 2024.

Spokane, Washington

July 3, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of IIOT-OXYS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of IIOT-OXYS, Inc. (the Company) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2022, and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and the results of its consolidated operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

April 13, 2023

PCAOB ID: 457

We began serving as the Company’s auditors in 2018. We became the predecessor auditor in 2023.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$644	$33,336
Accounts receivable, net	5,460	28,941
Prepaid expenses and other current assets	2,306	7,773
Total Current Assets	8,410	70,050

Note receivable, net of discount of $0 and $4,716 at December 31, 2023 and 2022, respectively	–	195,284
Intangible assets, net	199,085	248,585
Total Assets	$207,495	$513,919

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$219,551	$133,408
Accrued liabilities	534,138	395,714
Deferred revenue	31,425	31,425
Unearned interest	–	5,151
Notes payable - current	435,000	363,167
Shares payable to related parties	15,225	14,624
Salaries payable to related parties	380,579	263,516
Derivative liabilities	535,653	469,873
Total Current Liabilities	2,151,571	1,676,878

Notes payable	58,988	104,300
Due to stockholders	1,000	1,000
Total Liabilities	2,211,559	1,782,178

Commitments and Contingencies (Note 5)

Series B Convertible Preferred Stock, 600 shares designated, $0.001 Par Value, $1,200 stated value; 516 shares and 454 shares issued and outstanding at December 31, 2023 and 2022, respectively. Liquidation preference $619,200 and $544,800 at December 31, 2023 and 2022, respectively	619,200	544,800

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 Shares authorized
Series A Preferred Stock, 25,845 shares issued and outstanding at December 31, 2023 and 2022, respectively	26	26
Common Stock $0.001 Par Value, 1,000,000,000 shares authorized; 470,015,293 shares and 352,174,583 shares issued and outstanding at December 31, 2023 and 2022, respectively	470,016	352,175
Additional paid in capital	7,350,291	7,141,877
Accumulated deficit	(10,443,597)	(9,307,137)
Total Stockholders' Equity (Deficit)	(2,623,264)	(1,813,059)

Total Liabilities and Stockholders' Equity	$207,495	$513,919

The accompanying notes are an integral part of these consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Operations

	For The Year Ended December 31,
	2023	2022
Revenues	$114,666	$88,904

Cost of Sales	76,645	10,499

Gross Profit	38,021	78,405

Operating Expenses
Amortization of intangible assets	49,500	49,500
Bad Debt	214,103	–
General and administrative	467,817	683,571
Total Operating Expenses	731,420	733,071

Other Income (Expense)
Gain (Loss) on change in FMV of derivative liability	(4,100)	190,462
Gain (Loss) on derivative	(185,973)	(200,519)
Interest income	25,969	17,634
Interest expense	(210,426)	(377,138)
Total Other Income (Expense)	(374,530)	(369,561)

Net Loss Before Income Taxes	(1,067,929)	(1,024,227)

Provision for Income Tax	–	–

Net Loss	(1,067,929)	(1,024,227)

Convertible Preferred Stock Dividend	(68,531)	(52,654)

Net Loss Attributable to Common Stockholders	$(1,136,460)	$(1,076,881)

Net Profit (Loss) Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding Attributable to Common Stockholders - Basic and Diluted	406,685,267	273,238,664

The accompanying notes are an integral part of these consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

For the Years Ended December 31, 2023 and 2022

	Preferred Stock			Common Stock
	Series A	Series B	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance - December 31, 2021	25,845	–	$26	220,254,395	$220,255	$7,008,098	$(8,544,232)	$(1,315,853)
Common Stock Issued for Financing Commitments	–	–	–	120,570,188	120,570	436,495	–	557,065
Sales commissions paid on capital raise	–	–	–	–	–	(11,141)	–	(11,141)
Common Stock Issued for Services	–	–	–	100,000	100	800	–	900
Common stock issued for conversion of convertible note payables	–	–	–	11,250,000	11,250	78,750	–	90,000
Beneficial Conversion Feature Associated with Discounts	–	–	–	–	–	(371,125)	313,976	(57,149)
Net Loss	–	–	–	–	–	–	(1,076,881)	(1,076,881)
Balance - December 31, 2022	25,845	–	26	352,174,583	352,175	7,141,877	(9,307,137)	(1,813,059)

Common stock issued for financing commitments	–	–	–	31,603,364	31,604	22,592	–	54,196
Sales commissions paid on capital raise	–	–	–	–	–	(2,324)	–	(2,324)
Common stock issued for services	–	–	–	3,450,000	3,450	1,215	–	4,665
Common stock issued for settlement of accrued interest on note payable	–	–	–	20,000,000	20,000	(2,000)	–	18,000
Common stock issued for conversion of convertible note payables	–	–	–	62,787,345	62,787	2,637	–	65,424
Loss on extinguishment of notes payable	–	–	–	–	–	186,294	–	186,294
Net loss	–	–	–	–	–	–	(1,136,460)	(1,136,460)
Balance - December 31, 2023	25,845	–	$26	470,015,292	$470,016	$7,350,291	$(10,443,597)	$(2,623,264)

The accompanying notes are an integral part of these consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(1,136,460)	$(1,076,881)
Adjustments to reconcile net loss to net cash (used) by operating activities
Stock compensation expense for services	4,665	900
Bad debts	214,103	–
Discount on note receivable	–	4,716
Amortization of debt discount on notes payable and preferred stock	12,400	–
Amortization of intangible assets	49,500	49,500
Loss on extinguishment of notes payable	186,294	–
Changes in Operating Assets and Liabilities
Decrease (increase) in accounts receivable	4,663	(17,661)
Decrease in prepaid expenses and other current assets	5,467	–
Increase (decrease) in accounts payable	86,145	(27,763)
Increase in accrued liabilities	248,368	148,558
Increase in derivative liability	65,779	267,257
(Decrease) increase in unearned interest	(5,151)	5,151
(Decrease) in deferred revenue	–	(15,000)
Increase in shares payable to related parties	601	14,624
Increase (decrease) in salaries payable to related parties	117,063	(10,410)
Net Cash Used by Operating Activities	(146,564)	(657,009)

Cash Flows from Investing Activities
Cash paid for note receivable	–	(200,000)
Net Cash used in Investing Activities	–	(200,000)

Cash Flows from Financing Activities
Cash received from sale of common stock, net	51,872	545,924
Proceeds from sale of Series B Preferred Stock	62,000	297,600
Net Cash Provided by Financing Activities	113,872	843,524

Net (Decrease) in Cash and Cash Equivalents	(32,692)	(13,485)

Cash and Cash Equivalents - Beginning of Period	33,336	46,821

Cash and Cash Equivalents - End of Period	$644	$33,336

Supplement Disclosures of Cash Flow Information
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Discount on notes payable	$–	$32,852
Conversion of convertible notes payable and derivative liabilities	$4,665	$90,000
Deferred financing cost on notes payable	$75,700	$–
Discount on Series B Convertible Preferred Stock	$–	$297,600

The accompanying notes are an integral part of these consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2023 and 2022, respectively, include the accounts of Company, and its wholly-owned subsidiaries OXYS Corporation and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses and reported a net loss of $1,136,460 for the year ended December 31, 2023, used cash flows in operating activities of $146,564 and has recorded an accumulated deficit of $10,443,597 as of December 31, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company reported a cash balance of $644 and $33,336 as of December 31, 2023 and 2022, respectively.

Customer Concentration

For the year ended December 31, 2023, 100% of revenue was derived from sales to one customer. For the year ended December 31, 2022, 100% of the revenues were derived from sales to two customers.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts and follows the guidelines and processes of measuring both current and expected future credit losses. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. The Company has adopted and implemented Accounting Standards Codification (“ASC”) Topic 326 Financial Instruments – Credit Losses during 2023 which has no impact on the financial statements as of December 31, 2023. There was no allowance for doubtful accounts as of December 31, 2023 and December 31, 2022, respectively.

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

Revenue Recognition

The Company recognize revenues when the products are delivered to the customer or services are performed in accordance with the contractual terms of the contract with its customer. The Company recognizes revenue in accordance with ASC Topic No. 606, Revenue from Contracts with Customers (“ASC 606”) which was adopted on January 1, 2018.

According to ASC 606, the Company recognizes revenue based on the following criteria:

•	Identification of a contract or contracts, with a customer.
•	Identification of performance obligations in the contract.
•	Determination of contract price.
•	Allocation of transaction price to the performance obligation.
•	Recognition of revenue when, or as, performance obligation is satisfied.

Advance payments received from customers for products or services that are to be delivered or performed in the future are recorded as deferred revenues.

The Company has elected to treat shipping and handling activities as cost of sales. Additionally, the Company has elected to record revenue net of sales and other similar taxes.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents which are generally not collateralized. The Company’s policy is to place its cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC), up to $250,000. At December 31, 2023 and December 31, 2022, the Company had no amounts in excess of the FDIC insurance limit.

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

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The Company recorded derivative liabilities as Level 3 to measure the fair value of the change in derivative liabilities.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 720): Improvements to Income Tax Disclosures (“ASU 2023-09”), which prescribes standard categories for the components of the effective tax rate reconciliation and requires disclosure of additional information for reconciling items meeting certain quantitative thresholds, requires disclosure of disaggregated income taxes paid, and modifies certain other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosures requirements included in ASU 2023-07 are required for all public entities, including those with a single reportable segment. ASU 2023-07 is effective for annual periods beginning after December 15, 2024, on a retrospective basis, and early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2023-07 on its consolidated financial statements.

NOTE 3 - NOTE RECEIVABLE

On April 4, 2022, the Company issued an unsecured convertible promissory note with the principal sum of $200,000 (“Note”) with a company incorporated under the laws of the Province of British Columbia. The Note bears an original issuance discount of $7,500 and matures on April 4, 2024. The interest on the Note accrues at the rate of 10% per annum from the date of the Note, and will continue to accrue on the outstanding principal until the entire balance is paid or converted into shares of common stock equal to 3.23% of the fully diluted share capital of the borrower on the conversion date. The terms of the Note require the borrower to prepay (i) within 30 days of April 4, 2022, the first twelve months of interest totaling $20,000, and (ii) within six months of April 4, 2022, the interest for the second twelve months under the Note totaling $20,000. The Company will have the right, at its option on the maturity date, to convert all the principal sum into the common stock equal to 3.23% of the fully diluted share capital of the borrower as of the conversion date. On April 4, 2022, the Company advanced to the borrower $192,500 cash and recorded an original issuance discount on note receivable of $7,500. On April 21, 2022, the Company received $20,000 as prepaid interest from the borrower for the first twelve months of the Note.

The Company recorded interest income earned on the Note of $20,000 and $14,849 for the years ended December 31, 2023 and 2022, respectively. The Company amortized the discount on note receivable and recorded it as interest income of $3,750 and $2,784 for the years ended December 31, 2023 and 2022, respectively. The Company recorded unearned interest of $0 and $5,151, and reported unamortized original debt discount of $966 and $4,716 at December 31, 2023 and 2022, respectively.

The noteholder is in default of paying $20,000 in interest payments within the six months of April 4, 2022, and has not made any principal payments on the Note to the Company. The Company has provided an allowance for bad debt for the total amount of $200,000 of the Note and $15,068 of interest receivable on the Note as of December 31, 2023.

NOTE 4 - INTANGIBLE ASSETS

The Company’s intangible assets comprise of intellectual property revolving around their field tests, sensor integrations, and board designs. Intangible assets, net of amortization at December 31, 2023 and 2022, amounted to $199,085 and $248,585, respectively.

	December 31, 2023	December 31, 2022
Intangible Assets	$495,000	$495,000
Accumulated amortization	(295,915)	(246,415)
Intangible Assets, net	$199,085	$248,585

The Company determined that none of its intangible assets were impaired at December 31, 2023 and 2022, respectively. Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives of ten years. Amortization expense of finite-lived intangibles was $49,500 and $49,500 for the years ended December 31, 2023 and 2022, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 31, 2023:

Amortization expense
2024	$49,500
2025	49,500
2026	49,500
2027	49,500
Thereafter	1,085
Total	$199,085

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In prior years, the Company entered into consulting agreements with one director, three executive officers, and one engineer of the Company, which include commitments to issue shares of the Company’s common stock from the Company’s 2017 Stock Incentive Plan and 2019 Stock Incentive Plans. All the consulting agreements have been terminated and shares have been issued in conjunction with the related separation agreements. According to the terms of the agreements, 3,547,788 shares were vested and issued per the Company’s 2017 Stock Incentive Plan as of December 31, 2023 and 2022, respectively, and 3,530,000 shares 3,080,000 shares were vested and issued per the Company’s 2019 Stock Incentive Plan as of December 31, 2023 and 2022, respectively.

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

On March 18, 2022, the Company adopted 2022 Stock Incentive Plan and reserved for issuance 20,000,000 shares of common stock for incentivizing its management team. Pursuant to the terms of the 2022 Plan, 3,100,000 shares and 0 shares of common stock were vested and issued as of December 31, 2023 and 2022, respectively.

Employment Agreement - CEO

On June 2, 2022, the Board approved an Employment Agreement with the CEO dated effective April 1, 2022 whereby, the CEO will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the CEO an aggregate of 7,000,000 shares of the Company’s common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2025. The shares are valued at the 90% of the fair value of the average share price of the shares of 30 trading days at the end of each quarter. The Company has recorded $199,053 and $142,424 in salaries payable to the CEO as of December 31, 2023 and 2022, respectively.

Employment Agreement – COO/Interim CFO

On June 2, 2022, the Board approved an Employment Agreement with the COO/Interim CFO dated effective April 1, 2022, whereby, the officer will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the COO/Interim CFO an aggregate of 7,000,000 shares of the Company common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2025. The shares are valued at the 90% of the fair value of the average share price of the shares of 30 trading days at the end of each quarter. The Company recorded $181,526 and $121,092 in salaries payable to the COO/Interim CFO as of December 31, 2023 and 2022, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

The following table summarizes the outstanding balance of convertible notes payable, interest and conversion rates as of December 31, 2023 and December 31, 2022, respectively.

	December 31, 2023	December 31, 2022

A. Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at the lowest VWAP of $0.001 per share on December 31, 2023. The balance of principal and accrued and unpaid interest is payable on maturity on March 1, 2024, unless automatically extended for one-year periods if no Event of Default is existing. The note is secured by substantially all the assets of the Company.	$205,000	$205,000

B. Convertible note payable to an investor with interest at 5% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable annually with the balance of principal and interest due on maturity on March 1, 2024. The note is secured by substantially all the assets of the Company.	55,000	55,000

D. Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at the lowest VWAP of $0.001 per share on December 31, 2023. The balance of principal and accrued and unpaid interest is payable on March 1, 2024, unless automatically extended for one-year periods if no Event of Default is existing. The note is secured by substantially all the assets of the Company.	50,000	50,000

E. Convertible note payable to a related party with interest at 12% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on August 2, 2024. The note is secured by substantially all the assets of the Company.	125,000	125,000

F. Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.01 per share. Principal and interest due on maturity on April 29, 2023.	–	33,167

G. Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.0009 per share. Note was issued as payment for future fees to be incurred under the related Equity Financing Agreement. Principal and interest due on maturity on April 29, 2025. the note is secured by substantially all the assets of the Company.	58,988	75,000
	493,988	543,167
Less deferred financing costs	–	(75,700)
Net balance	493,988	467,467
Less current portion	(435,000)	(363,167)
Long term portion	$58,988	$104,300

A.	January 18, 2018 Convertible Note and Warrants (“Note A”)

On March 14, 2022, the noteholder of Note A agreed to extend the maturity date of March 1, 2022 of the Senior Secured Convertible Promissory Note to March 1, 2023, in exchange for the reduction of the conversion price to $0.008 per share, and all prior Events of Default (as defined in the Note A) including penalties were waived, and all future Events of Default (as defined in the Note A) pertaining to the future payment of interest were waived through maturity. On July 21, 2023, the noteholder of Note A agreed to extend the maturity date to March 1, 2024, and Note A convertible into shares of common stock on December 31, 2023 at the lowest VWAP of $0.001 per share during the look back period, provided:

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

All other terms and conditions of the convertible promissory note remain the same. The noteholder of Note A waives all events of default pertaining to the Note A, known or unknown to the noteholder, by the Company prior to the date hereof. The noteholder also waives all defaults of the transaction documents, known or unknown to the noteholder of Note A by the Company prior to the date hereof.

The Company recorded interest expense of $24,600 and $28,832 for the years ended December 31, 2023 and 2022, respectively. Accrued interest payable on Note A was $184,468 and $159,868 as of December 31, 2023 and 2022, respectively.

The principal balance payable on Note A amounted to $205,000 at December 31, 2023 and 2022, respectively.

B.	January 2019 Convertible Note and Warrants (“Note B”)

Effective March 1, 2021, the noteholder of Note B agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to March 1, 2024, and all prior Events of Default (as defined in the Note B) including penalties were waived, and all other terms of the Note B remain the same.

The Company recorded interest expense of $2,750 and $2,750 for the years ended December 31, 2023 and 2022, respectively. This note and accrued interest is due to a related party. Accrued interest payable on Note B totaled $13,592 and $10,842 as of December 31, 2023 and 2022, respectively. The Company recorded a loss on extinguishment of $149,766 due to the change in the conversion price of this convertible note as of December 31, 2023.

The principal balance payable on Note B amounted to $55,000 at December 31, 2023 and 2022, respectively.

D.	March 2019 Convertible Note and Warrants (“Note D”)

On March 14, 2022, the noteholder of Note D agreed to extend the maturity date of March 1, 2022 of the Senior Secured Convertible Promissory Note to March 1, 2023, in exchange for the reduction of the conversion price to $0.008 per share, and all prior Events of Default (as defined in the Note D) including penalties were waived, and all future Events of Default (as defined in the Note D) pertaining to the future payment of interest were waived through maturity. On July 21, 2023, the noteholder of Note A agreed to extend the maturity of March 1, 2023 date to March 1, 2024 and Note D convertible into shares of common stock at December 31, 2023 at the lowest VWAP of $0.001 per share during the look back period (see Note A above”).

The Company recorded interest expense of $6,000 and $6,000 for the years ended December 31, 2023 and 2022, respectively. Accrued interest payable on Note D was $26,698 and $20,698 as of December 31, 2023 and 2022, respectively. The Company recorded a loss on extinguishment of $36,528 due to the change in the conversion price of this convertible note as of December 31, 2023. The principal balance payable on Note D amounted to $50,000 at December 31, 2023 and 2022, respectively.

E.	August 2019 Convertible Note and Warrants (“Note E”)

On August 2, 2021, the noteholder of Note E agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to August 2, 2024. All other terms and conditions of the Note E remain the same.

The Company recorded interest expense of $15,000 and $15,000 on Note E for the years ended December 31, 2023 and 2022, respectively. Accrued interest payable on Note E was $63,690 and $48,690 as of December 31, 2023 and 2022, respectively. This note is payable to a related party. The principal balance payable on Note E amounted to $125,000 as of December 31, 2023 and 2022, respectively.

F.	August 29, 2019 Convertible Note and Warrants (“Note F”)

On April 29, 2022, the noteholder of Note F agreed to extend the maturity date of the Secured Convertible Promissory Note to April 29, 2023. All other terms and conditions of the Note F remain the same. On March 23, 2023, the noteholder of Note F converted the principal balance of its convertible promissory note of $25,814 and $5,787 of accrued interest into 17,837,838 shares of common stock of the Company valued at the fair value of $0.00185 per share. Per the terms of Note F, the conversion rate is 100% of the lowest traded price for the 15 days prior to the conversion date, with the lowest traded price of $0.00185 on March 22, 2023. On April 27, 2023, the noteholder of Note F converted the remaining principal balance of $7,353 and accrued interest of $71 into 4,949,507 shares of common stock of the Company at the lowest traded price of $0.0015 on April 21, 2023.

The Company recorded interest expense of $829 and $3,317 for the years ended December 31, 2023 and 2022, respectively. Accrued interest payable on Note F was $0 and $5,029 as of December 31, 2023 and 2022, respectively. The principal balance payable on Note F amounted to $0 and $33,167 as of December 31, 2023 and 2022, respectively.

G .	July 2020 Equity Financing Arrangement (“Note G”)

On April 29, 2022, the noteholder of Note G agreed to extend the maturity date of the Secured Convertible Promissory Note to April 29, 2023. On May 1, 2023, the noteholder of Note G agreed to extend the maturity date of the Secured Convertible Promissory Note to April 29, 2025. All other terms and conditions of the Note G remain the same.

On October 1, 2023, the noteholder G converted $18,000 of accrued interest into 20 million shares of common stock at the conversion price of $0.0009 per share. Per the terms of Note G, the conversion rate is 100% of the lowest traded price for the 15 days prior to the conversion date, with the lowest traded price of $0.0009 on September 27, 2023. On November 14, 2023, the noteholder of Note G converted $3,137 of principal and $7,863 of accrued interest into 20 million shares of common stock as the lowest traded price of $0.00055 on November 6, 2023. On December 14, 2023, the noteholder of note G converted $12,875 of principal and $1,125 of accrued interest into 20 million shares of common stock at the conversion price of $0.0007 per share, with the lowest traded price of $0.0007 on November 28, 2023.

The Company recorded interest expense of $11,148 and $7,500 on Note G for the years ended December 31, 2023 and 2022, respectively. Accrued interest payable on Note G was $0 and $17,240 as of December 31, 2023 and 2022, respectively. In addition, as of December 31, 2023, the Company recorded interest expense of $75,700 as historical deferred financing costs relating to the noteholder G’s equity line commitment to the Company.

The principal balance payable of Note G amounted to $58,988 and $75,000 at December 31, 2023 and 2022, respectively.

NOTE 7 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
Net loss attributable to common stockholders (basic)	$(1,136,460)	$(1,076,881)

Shares used to compute net loss per common share, basic and diluted	406,685,267	273,238,664

Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.00)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the years ended December 31, 2023 and 2022, respectively, because their inclusion would be anti-dilutive:

	As of December 31,
	2023	2022
Warrants to purchase common stock	2,868,397	2,868,397
Potentially issuable shares related to convertible notes payable	837,994,510	366,996,915
Total anti-dilutive common stock equivalents	840,862,907	369,865,312

NOTE 8 - RELATED PARTIES

At December 31, 2023 and 2022, the amount due to two stockholders was $1,000 relating to depositing funds for opening bank accounts for the Company. The Company leases its current office facility from these stockholders on a month-to-month basis at a monthly rent of $250 starting January 1, 2020. Rent expense totaled $3,000 for each of the years ended December 31, 2023 and 2022, respectively. The Company has recorded $250 as rent payable to the stockholder in accounts payable as of December 31, 2023 and 2022, respectively.

The Company executed a convertible promissory note payable with an officer and director (see Note B) and indebted in the principal amount of $55,000 and accrued interest payable of $13,592 and $10,842 as of December 31, 2023 and 2022, respectively.

The Company executed three convertible promissory notes payable with a director (see Note E) and indebted in the principal amount of $125,000 and accrued interest payable of $63,690 and $48,690 as of December 31, 2023 and 2022, respectively.

The Company awarded shares payable to officers and a director valued at $4,441 and $13,941 for the years ended December 31, 2023 and 2022, respectively, pursuant to the terms of an exchange agreement (Note 5). Shares payable to officers and a director were $15,225 and $14,624 at December 31, 2023 and 2022, respectively. No convertible preferred stock was issued to related parties in 2023 and 2022, respectively.

NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock

The Company has an authorized capital of 3,000,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. The Company had 470,015,293 shares and 352,174,583 shares of common stock, and 25,845 shares of preferred stock, issued and outstanding as of December 31, 2023 and 2022, respectively. The Company’s authorized common stock was increased to 3,000,000,000 shares of $0.001 par value on May 28, 2024.

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

On February 24, 2021, the Company entered into a Common Stock Purchase Agreement with an investor pursuant to which the investor agreed to purchase up to $5,000,000 of the Company’s registered common stock at $0.015 per share. Pursuant to the Agreement, purchases may be made by the Company during the Commitment Period (as defined in the Agreement) through the submission of a purchase notice to the investor no sooner than ten business days after the preceding closing. No purchase notice can be made in an amount less than $10,000 or greater than $500,000 or greater than two times the average of the daily trading dollar volume for the Company’s common stock during the ten business days preceding the purchase date. Each purchase notice is limited to the investor beneficially owning no more than 4.99% of the total outstanding common stock of the Company at any given time. There are certain conditions precedent to each purchase including, among others, an effective registration statement in place and the VWAP of the closing price of the Company’s common stock greater than $0.0175 for the Company's common stock during the five business days prior to the closing. From January 1, 2023 to December 31, 2023, the investor purchased 31,603,364 shares of common stock for a cash consideration of $54,196.

The Company issued to consultants 3,450,000 shares of common stock valued at $4,665 for services rendered pursuant to consulting agreements for the year ended December 31, 2023. The common stock issued to consultants was valued at the fair market value of the common stock on the date of issuance.

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

On October 17, 2023, the Company issued to noteholder of Note G 20,000,000 shares of common stock in settlement of accrued interest due of $18,000 on the convertible promissory note. The Company reclassified $2,000 from additional paid in capital due to below par-value issuance of shares.

On November 14, 2023, the noteholder of Note G converted the principal balance of $3,132 and accrued interest of $7,862 totaling $11,000 into 20,000,000 shares of common stock. The shares issued were valued at the fair value of common stock on the date of issuance. The Company reclassified $9,000 from additional paid in capital due to below par-value issuance of shares.

On December 14, 2023, the noteholder of Note G converted the principal balance of $12,875 and accrued interest of $1,125 totaling $14,000 into 20,000,000 shares of common stock. The shares issued were valued at the fair value of common stock on the date of issuance. The Company reclassified $6,000 from additional paid in capital due to below par-value issuance of shares.

The Company recorded a loss on extinguishment on Note B and Note D of $186,294 as a result of changes in conversion prices of the convertible promissory notes. The offset of the loss was recorded to additional paid in capital as of December 31, 2023.

As a result of all common stock issuances, the Company recorded 470,015,293 shares and 352,174,583 shares of common stock issued and outstanding at December 31, 2023 and 2022, respectively.

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

On March 18, 2022, the Board of Directors approved and adopted the 2022 Stock Incentive Plan (the “2022 Plan”). Awards may be made under the 2022 Plan for up to 20,000,000 shares of common stock of the Company, subject to adjustment as to the number and kind of shares awarded. Only employees and directors of the Company or an Affiliated company are eligible to receive Incentive Options under the 2022 Plan. The Company awarded 7,000,000 shares of the Company’s common stock to an officer and 7,000,000 shares of common stock to a director of the Company (see Note 5), both vesting 1,500,000 shares vesting on the first anniversary on the date of issuance, 2,500,000 shares vesting on the second anniversary of the date of issuance, and 3,000,000 shares on the third anniversary of the date of issuance. In addition, on October 3, 2022, the Company awarded 300,000 shares of common stock to an advisor vesting 100,000 shares on the first anniversary date of issuance, 100,000 shares vesting on the second anniversary, and the remaining 100,000 vesting the third anniversary of the date of issuance. The common shares vested pursuant to the 2022 Plan amounted to 3,100,000 shares at December 31, 2023 and the 11,200,000 shares remain unvested as of that date.

For the years ended December 31, 2023 and 2022, under the 2022 Plan, the Company recorded stock compensation expense of $4,441 and $14,624 for 3,000,000 shares and 2,568,493 shares payable to an officer, an advisor and a director. The shares earned are valued at the 90% of the average market price of the shares of 30 trading days at the end of each quarter.

Shares earned and issued related to the consulting agreements are issued under the 2017 Plan and the 2019 Plan (Note 5). Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange.

A summary of the status of the Company’s non-vested shares at December 31, 2023 and 2022 and changes during the year then ended, is presented below:

2022 Stock Incentive Plan	Shares of Common Stock	Weighted Average Exercise Price

Balance at December 31, 2021	–	$–
Awarded	14,300,000	0.006146
Vested	–	–
Forfeited	–	–
Balance at December 31, 2022	14,300,000	0.006146
Awarded	–	–
Vested	(3,100,000)	–
Forfeited	–	–
Balance at December 31, 2023 – (Unvested)	11,200,000	$0.006146
Balance at December 31, 2023 – (Vested)	3,100,000	–
Total Options outstanding – December 31, 2023	14,300,000	$0.006146

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

The Company had 25,845 shares of Series A Preferred Stock issued and outstanding at December 31, 2023 and 2022, respectively.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock recording a loss of $211 and a gain of $21,393 for the years ended December 31, 2023 and 2022, respectively, in connection with the change in fair market value of the derivative liability.

The Company recorded $10,080 as preferred stock dividend expense for each of the years ended December 31, 2023 and 2022, respectively. The Company recorded $31,400 and $21,320 as preferred stock dividend payable as of December 31, 2023 and 2022, respectively. Derivative liability payable for this transaction totaled $72,667 and $72,456 at December 31, 2023 and 2022, and Series B Convertible Preferred Stock mezzanine liability was $84,000 at December 31, 2023 and 2022, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0006 to $0.0141, the closing stock price of the Company's common stock on the date of valuation ranging from $0.00065 to $0.0184, an expected dividend yield of 0%, expected volatility ranging from 160.41% to 440.99%, risk-free interest rates ranging from 0.07% to 5.46%, and an expected term ranging from 0.13 years to 1.50 years.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock and recorded a loss of $256 and a gain of $31,043 for the years ended December 31, 2023 and 2022, respectively, in connection with the change in fair market value of the derivative liability. The Company recorded preferred stock dividend expense of $12,240 for each of the years ended December 31, 2023 and 2022, respectively. The Company recorded $37,223 and $24,983 as preferred stock dividend payable as of December 31, 2023 and 2022, respectively. Derivative liability payable for this transaction totaled $88,238 and $87,982 at December 31, 2023 and 20222, and Series B Convertible Preferred Stock mezzanine liability was $102,000 at December 31, 2023 and 2022, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0006 to $0.0141, the closing stock price of the Company's common stock on the date of valuation ranging from $0.00065 to $0.0184, an expected dividend yield of 0%, expected volatility ranging from 160.41% to 437.59%, risk-free interest rates ranging from 0.07% to 5.46%, and an expected term ranging from 0.21 years to 1.50 years.

December 20, 2021

On December 20, 2021, pursuant to the terms of the SPA, GHS purchased an additional 51 shares of Series B Convertible Preferred Stock for gross proceeds of $51,000. The Company paid $1,000 in selling commissions to complete this financing. For the year ended December 31, 2021, the Company inadvertently reported this sale of 51 shares as Series A Preferred stock (See Series A Supervoting Preferred Stock). The accompanying financial statements reflect the correct purchase of Series B Convertible Preferred Stock rather than Series A Convertible Preferred Stock. The overall effect of this correction was not significant to the December 31, 2021 financial statements

The Company recalculated the value of the derivative liability associated with this convertible preferred stock recording a loss of $154 and $52,789 for the years ended December 31, 2023 and 2022, respectively, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded $9,200 in interest expense to record the fair value of derivative liability. The Company recorded $7,344 and $7,565 as preferred stock dividend expense for the years ended December 31, 2023 and 2022, and $14,909 and $7,565 as preferred stock dividend payable as of December 31, 2023 and 2022, respectively. Derivative liability payable for this transaction totaled $52,943 and $52,789 at December 31, 2023 and 2022 and Series B Convertible Preferred Stock mezzanine liability was $61,200 at December 31, 2023 and 2022, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0006 to $0.005 the closing stock price of the Company's common stock on the date of valuation ranging from $0.00065 to $0.0070, an expected dividend yield of 0%, expected volatility ranging from 174.58% to 221.64%, risk-free interest rates ranging from 0.91% to 5.46%, and an expected term of 1.50 years.

February 7, 2022

On February 7, 2022, pursuant to the terms of the SPA, GHS purchased an additional 51 shares of Series B Convertible Preferred Stock for gross proceeds of $51,000. The Company paid $1,000 in selling commissions to complete this financing.

On February 7, 2022 (the date of receipt of cash proceeds of $51,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $65,025, $14,025 as day one loss on the derivative, $10,200 as interest expense, and $10,200 as Series B Convertible Preferred Stock mezzanine liability, and $51,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss of $154 and a gain of $12,234 for the years ended December 31, 2023 and 2022, respectively, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded $7,344 and $6,579 as preferred stock dividend expense for the years ended December 31, 2023 and 2022, and preferred stock dividend payable to GHS on this derivative totaled $13,923 and $6,579 as of December 31, 2023 and 2022, respectively. Derivative liability payable for this transaction totaled $52,943 and $52,789 at December 31, 2022 and Series B Convertible Preferred Stock mezzanine liability was $61,200 at December 31, 2023 and 2022, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0006 to $0.0096, the closing stock price of the Company's common stock on the date of valuation ranging from $0.00065 to $0.0172, an expected dividend yield of 0%, expected volatility ranging from 160.35% to 201.38%, risk-free interest rates ranging from 1.09% to 5.46%, and an expected term of 1.35 to 1.5 years.

March 24, 2022

On March 24, 2022, pursuant to the terms of the SPA, GHS purchased an additional 136 shares of Series B Convertible Preferred Stock for gross proceeds of $136,000. The Company paid $2,720 in selling commissions to complete this financing.

On March 24, 2022 (the date of receipt of cash proceeds of $136,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $328,422, $192,422 as day one loss on the derivative, $27,200 as interest expense, and $27,200 as Series B Convertible Preferred Stock mezzanine liability, and $136,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss of $410 and a gain of $187,650 for the years ended December 31, 2023 and 2022, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded preferred stock dividend expense of $19,584 and $15,131 for the years ended December 31, 2023 and 2022. Preferred stock dividend payable to GHS for this derivative totaled $34,715 and $15,131 at December 31, 2023 and 2022. Derivative liability payable for this transaction totaled $141,182 and $140,772 at December 31, 2023 and 2022, and Series B Convertible Preferred Stock mezzanine liability was $163,200 at December 31, 2023 and 2022, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0006 to $0.0096, the closing stock price of the Company's common stock on the date of valuation ranging from $0.00065 to $0.00183, an expected dividend yield of 0%, expected volatility ranging from 160.35% to 201.38%, risk-free interest rates ranging from 1.55% to 5.46%, and an expected term of 1.48 to 1.5 years.

November 17, 2022

On November 17, 2022, pursuant to the terms of the SPA, GHS purchased an additional 61 shares of Series B Convertible Preferred Stock for gross proceeds of $61,000. The Company paid $1,220 in selling commissions to complete this financing.

On November 17, 2022 (the date of receipt of cash proceeds of $61,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $54,072, $6,928 as day one gain on the derivative, $12,200 as interest expense, $12,200 as Series B Convertible Preferred Stock mezzanine liability, and $61,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss of $184 and $9,069 for the years ended December 31, 2023 and 2022, respectively, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded preferred stock dividend expense of $8,784 and $1,059 for the years ended December 31, 2023 and 2022. Preferred stock dividend payable to GHS for this derivative totaled $9,843 and $1,059 at December 31, 2023 and 2022. Derivative liability payable for this transaction totaled $63,324 and $63,140 at December 31, 2023 and 2022, and Series B Convertible Preferred Stock mezzanine liability was $73,200 at December 31, 2023 and 2022, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0006 to $0.0020, the closing stock price of the Company's common stock on the date of valuation ranging from $0.00065 to $0.0022, an expected dividend yield of 0%, expected volatility ranging from 174.58% to 201.388%, risk-free interest rates ranging from 4.68% to 5.46%, and an expected term of 1.5 years.

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

The Company recalculated the value of the derivative liability associated with the convertible note at December 31, 2023 and recorded a loss of $2,732 for the year ended December 31, 2023, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded preferred stock dividend expense of $3,155 for the year ended December 31, 2023. Preferred stock dividend payable to GHS for this derivative totaled $3,155 at December 31, 2023. Derivative liability payable for this transaction totaled $64,411 at December 31, 2023 and Series B Convertible Preferred Stock mezzanine liability was $74,400 at December 31, 2023.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0006 to $0.0014, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.00065 to $0.0015, an expected dividend yield of 0%, expected volatility ranging from 189.98% to 201.38%, risk-free interest rates ranging from 4.79% to 5.46%, and an expected term of 1.5 years.

The following table represents the change in the fair value of the derivative liabilities for the years ended December 31, 2023 and 2022, respectively.

	Level 1	Level 2	Level 3
Balance at December 31, 2021	$–	$–	$237,544
Change in the fair value of derivative liability	–	–	232,328
Balance at December 31, 2022	–	–	469,872
Change in the fair value of derivative liability	–	–	65,781
Balance at December 31, 2023	$–	$–	$535,653

As a result of issuance of derivative instruments, the Company recorded a derivative liability of $535,653 and $469,873 as of December 31, 2023 and 2022, and Series B Convertible Preferred Stock liability of $619,200 and $544,800 as of December 31, 2023 and 2022, respectively.

Warrants

A summary of the status of the Company’s warrants as of December 31, 2023 and 2022 and changes during the years then ended, is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2021	2,868,397	$0.00084	2.4 Years
Issued	–	–
Expired/Forfeited	–	–
Outstanding at December 31, 2022	2,868,397	$0.00084	1.4 Years
Issued	–	–
Exercised	–	–
Expired/Forfeited	–	–
Outstanding at December 31, 2023	2,868,397	$0.00084	0.4 Years

NOTE 10 - INCOME TAXES

Income tax expense for the year ended December 31, 2023 and 2022 is summarized as follows:

	December 31, 2023	December 31, 2022
Deferred:
Federal	$(238,657)	$(226,145)
State	(55,118)	(52,229)
Change in valuation allowance	293,775	278,374
Income tax expense (benefit)	$–	$–

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2023	December 31, 2022
Tax at statutory tax rate	21.00%	21.00%
State taxes	4.85%	4.85%
Other permanent items	(0.02)%	(0.24)%
Valuation allowance	-25.83%	-25.61%
Income tax expense	–	–

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carry forward	$2,700,136	$2,405,788
Total gross deferred tax assets	2,700,136	2,405,788
Less: valuation allowance	(2,700,136)	(2,405,788)
Net deferred tax assets	$–	$–

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

At December 31, 2023 and 2022, the Company had accumulated net operating losses of approximately $10,444,000 and $9,307,000, respectively, for U.S. federal and Massachusetts income tax purposes available to offset future taxable incomes. The net operating losses generated in tax years prior to December 31, 2017, can carry forward for twenty years, whereas the net operating losses generated after December 31, 2017 can carry forward indefinitely. Management determined that it was unlikely that the Company’s deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

In the ordinary course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2023, tax years 2022, 2021 and 2020 remain open for examination by the Internal Revenue Service and the Massachusetts Division of Revenue. The Company has received no notice of audit from the Internal Revenue Service or the Massachusetts Division of Revenue for any of the open tax years.

NOTE 11 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this Report, the date the financial statements were available to be issued, noting the following items that would impact the accounting for events or transactions in the current period or require additional disclosure.

On January 4, 2024, the noteholder of Convertible Promissory Note G elected to convert $9,381 of the principal amount of the note and accrued and unpaid interest of $619 into 20,000,000 shares of common stock at the conversion price the lowest traded price of $0.0005 per share.

On January 25, 2024, the noteholder of Convertible Promissory Note G elected to convert $9,480 of the principal amount of the note and accrued and unpaid interest of $520 into 20,000,000 shares of common stock at the conversion price of the lowest traded price of $0.0005 per share.

On February 5, 2024, the Company and the noteholder of Convertible Promissory Note B entered into a Debt Exchange Agreement to convert $55,000 principal balance of Note B and $14,600 of accrued and unpaid interest as of the maturity date of Note B on March 1, 2024. In exchange for the cancellation of all indebtedness of the Company owed to the noteholder B as evidenced by the Convertible Note, and for no additional consideration, the Company agreed to issue to the noteholder B, 57 shares of the Company’s Series C convertible preferred stock at the stated value of $1,200 per share.

On February 19, 2024, the noteholder of Convertible Promissory Note G elected to convert $11,499 of the principal amount of the note and accrued and unpaid interest of $501 into 20,000,000 shares of common stock at the conversion price the lowest traded price of $0.0006 per share.

On March 12, 2024, the noteholder of Convertible Promissory Note G elected to convert $14,686 of the principal amount of the note and accrued and unpaid interest of $314 into 25,000,000 shares of common stock at the conversion price the lowest traded price of $0.0006 per share.

On April 15, 2024, pursuant to the terms of the SPA, GHS purchased 20 shares of Series B Convertible Preferred Stock for gross proceeds of $20,000. The Company paid $400 in selling commissions to complete this financing and $2,000 in purchaser’s legal fees.

On May 28, 2024, the Company filed an amendment to its Articles of Incorporation increasing its authorized common shares to 3,000,000,000.

