Form 10-Q
period 2024-03-31
IIOT-OXYS, Inc.
filed 2024-07-12
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s common stock on July 12, 2024, was 555,015,293.

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to IIOT-OXYS, Inc., a Nevada corporation, and as applicable to its wholly owned subsidiaries, OXYS Corporation, a Nevada corporation, and HereLab, Inc., a Delaware corporation.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$1,405	$644
Accounts receivable, net	2,500	5,460
Prepaid expenses and other current assets	2,306	2,306
Total Current Assets	6,211	8,410

Intangible assets, net	186,744	199,085
Total Assets	$192,955	$207,495

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$220,798	$219,551
Accrued liabilities	561,589	534,138
Deferred revenue	31,425	31,425
Notes payable – current	380,000	435,000
Shares payable to related parties	15,745	15,225
Salaries payable to related parties	420,179	380,579
Derivative liabilities	657,559	535,653
Total Current Liabilities	2,287,295	2,151,571

Notes payable	13,942	58,988
Due to stockholders	1,000	1,000
Total Liabilities	2,302,237	2,211,559

Commitments and Contingencies (Note 4)

Series B Convertible Preferred Stock, 600 shares designated, $0.001 Par Value, $1,200 stated value; 516 shares and 454 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively. Liquidation preference $619,200 at March 31, 2024 and at December 31, 2023, respectively	619,200	619,200
Series C Convertible Preferred Stock, 5,000 shares designated, $0.001 Par Value, $1,200 stated value; 57 shares and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively. Liquidation preference $68,400 and $0 at March 31, 2024 and at December 31, 2023, respectively	68,400	–

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 Shares authorized
Series A Preferred Stock, 25,845 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	26	26
Common Stock $0.001 Par Value, 3,000,000,000 shares authorized; 555,015,293 shares and 470,015,293 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	555,016	470,016
Additional paid in capital	7,312,291	7,350,291
Accumulated deficit	(10,664,215)	(10,443,597)
Total Stockholders' Equity (Deficit)	(2,796,882)	(2,623,264)

Total Liabilities and Stockholders' Equity	$192,955	$207,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended March 31,
	2024	2023
Revenues	$2,500	$43,283

Cost of Sales	2,125	16,964

Gross Profit	375	26,319

Operating Expenses
General and administrative	54,341	166,200
Amortization of intangible assets	12,341	12,205
Total Operating Expenses	66,682	178,405

Other Income (Expense)
(Loss) on change in FMV of derivative liability	(81,239)	(1,292)
Gain on derivative	28,157	–
Interest income	–	5,856
Interest expense	(82,029)	(14,528)
Total Other Income (Expense)	(135,111)	(9,964)

Net Loss Before Income Taxes	(201,418)	(162,050)

Provision for Income Tax	–	–

Net Loss	$(201,418)	$(162,050)

Convertible Preferred Stock Dividend	(19,200)	(16,120)

Net Loss Attributable to Common Stockholders	$(220,618)	$(178,170)

Net Profit (Loss) Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding Attributable to Common Stockholders - Basic and Diluted	517,872,436	374,217,262

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

For the three months ended March 31, 2024
	Preferred Stock			Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Series A	Series B	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2023	25,845	–	$26	470,015,293	$470,016	$7,350,291	$(10,443,597)	$(2,623,264)
Common stock issued for conversion of convertible note payables	–	–	–	85,000,000	85,000	(38,000)	–	47,000
Net Loss	–	–	–	–	–	–	(220,618)	(220,618)
Balance - March 31, 2024	25,845	–	26	555,015,293	$555,016	$7,312,291	$(10,664,215)	$(2,796,882)

For the three months ended March 31, 2023
	Preferred Stock			Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Series A	Series B	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2022	25,845	–	26	352,174,583	352,175	7,141,877	(9,307,137)	(1,813,059)
Common stock issued for financing commitments	–	–	–	31,603,364	31,603	22,592	–	54,195
Sales commissions paid on capital raise	–	–	–	–	–	(1,084)	–	(1,084)
Common stock issued for services	–	–	–	250,000	250	575	–	825
Common stock issued for conversion of convertible note payable	–	–	–	17,837,838	17,838	15,162	–	33,000
Net loss	–	–	–	–	–	–	(178,170)	(178,170)
Balance - March 31, 2023	25,845	–	$26	401,865,785	$401,866	$7,179,122	$(9,485,307)	$(1,904,293)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(220,618)	$(178,170)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities
Stock compensation expense for services	–	825
Discount on note receivable	–	(925)
Amortization of intangible assets	12,341	12,205
Changes in Operating Assets and Liabilities
Decrease in accounts receivable	2,960	19,048
Increase in accounts payable	1,247	38,984
Increase in accrued liabilities	42,805	46,649
Increase in derivative liability	121,906	1,292
(Decrease) in unearned interest	–	(2,932)
Increase in shares payable to related parties	520	1,735
Increase in salaries payable to related parties	39,600	–
Net Cash Provided by (Used in) Operating Activities	761	(61,289)

Cash Flows from Investing Activities
Net Cash Used in Investing Activities	–	–

Cash Flows From Financing Activities
Cash received from sale of common stock, net	–	54,195
Cash payments of offering costs	–	(1,084)
Net Cash Provided By Financing Activities	–	53,111

Net Increase (Decrease) in Cash and Cash Equivalents	761	(8,178)

Cash and Cash Equivalents - Beginning of Period	644	33,336

Cash and Cash Equivalents - End of Period	$1,405	$25,158

Supplement Disclosures of Cash Flow Information
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Conversion of convertible notes payable and derivative liabilities	$–	$33,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2024 and 2023

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $2,281,084, net loss incurred for the three months ended March 31, 2024 of $220,618, and has an accumulated deficit of $10,664,215 as of March 31, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. These accounting policies conform to GAAP in all material respects and have been consistently applied in preparing the accompanying consolidated financial statements.

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2023, filed with the SEC on July 2, 2024.

Principles of Consolidation

The consolidated condensed financial statements for March 31, 2024 and 2023, respectively, include the accounts of Company, and its wholly-owned subsidiaries OXYS Corporation and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

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

Revenue Recognition

The Company recognizes revenues when the products are delivered to the customer or services are performed in accordance with the contractual terms of the contract with its customer. The Company recognizes revenue in accordance with ASC Topic No. 606, Revenue from Contracts with Customers (“ASC 606”) which was adopted on January 1, 2018.

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

The Company has elected to treat shipping and handling activities as the cost of sales. Additionally, the Company has elected to record revenue net of sales and other similar taxes.

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

NOTE 3 – INTANGIBLE ASSETS

The Company’s intangible assets comprise of intellectual property revolving around their field tests, sensor integrations, and board designs. Intangible assets, net of amortization amounted to $186,744 and $199,085 at March 31, 2024 and December 31, 2023, respectively.

	March 31, 2024	December 31, 2023
Intangible Assets	$495,000	$495,000
Accumulated amortization	(308,256)	(295,915)
Intangible Assets, net	$186,744	$199,085

The Company determined that none of its intangible assets were impaired as of March 31, 2024 and December 31, 2023, respectively. Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives of ten years. The amortization expense of finite-lived intangibles was $12,341 and $12,205 for the three months ended March 31, 2024 and 2023, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of March 31, 2024:

Amortization Expense
2024 (Remainder of the year)	$37,159
2025	49,500
2026	49,500
2027	49,500
Thereafter	1,085
Total	$186,744

NOTE 4 – COMMITMENTS AND CONTINGENCIES

In prior years, the Company entered into consulting agreements with one director, three executive officers, and one engineer of the Company, which included commitments to issue shares of the Company’s common stock from the Company’s 2017 Stock Incentive Plan and 2019 Stock Incentive Plans. All the consulting agreements have been terminated and shares have been issued in conjunction with the related separation agreements. According to the terms of the agreements, 3,547,788 shares were vested and issued per the Company’s 2017 Stock Incentive Plan as of March 31, 2024 and December 31, 2023, and 3,530,000 shares were vested and issued per the Company’s 2019 Stock Incentive Plan as of March 31, 2024 and December 31, 2023, respectively.

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

On March 18, 2022, the Company adopted 2022 Stock Incentive Plan and reserved for issuance 20,000,000 shares of common stock for incentivizing its management team. Pursuant to the terms of the 2022 Plan, 3,100,000 shares of common stock were vested and issued as of March 31, 2024 and December 31, 2023, respectively.

Employment Agreement – CEO

On June 2, 2022, the Board approved an Employment Agreement with the CEO dated effective April 1, 2022 whereby, the CEO will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the CEO an aggregate of 7,000,000 shares of the Company’s common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2025. The shares are valued at 90% of the average market price of the shares of 30 trading days at the end of each quarter. The Company has recorded $208,122 and $199,053 in salaries payable to the CEO as of March 31, 2024 and December 31, 2023, respectively.

Employment Agreement – COO/Interim CFO

On June 2, 2022, the Board approved an Employment Agreement with the COO/Interim CFO dated effective April 1, 2022, whereby, the officer will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the COO/Interim CFO an aggregate of 7,000,000 shares of the Company common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2025. The shares are valued at 90% of the average market price of the shares of 30 trading days at the end of each quarter. The Company recorded $199,827 and $181,526 in salaries payable to the COO/Interim CFO as of March 31, 2024 and December 31, 2023, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the outstanding balance of convertible notes payable, interest and conversion rates as of March 31, 2024 and December 31, 2023, respectively.

		March 31, 2024 (Unaudited)	December 31, 2023

A.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at the lowest VWAP of $0.001 per share. The balance of principal and accrued and unpaid interest is payable on maturity on March 1, 2024, unless automatically extended for one-year periods if no Event of Default is existing. The note is secured by substantially all the assets of the Company.	$205,000	$205,000

B.	Convertible note payable to an investor with interest at 5% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable annually with the balance of principal and interest due on maturity on March 1, 2024. The note is secured by substantially all the assets of the Company.	–	55,000

D.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at the lowest VWAP of $0.001 per share. The balance of principal and accrued and unpaid interest is payable on March 1, 2024, unless automatically extended for one-year periods if no Event of Default is existing. The note is secured by substantially all the assets of the Company.	50,000	50,000

E.	Convertible note payable to a related party with interest at 12% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on August 2, 2024. The note is secured by substantially all the assets of the Company.	125,000	125,000

G.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.0009 per share. Note was issued as payment for future fees to be incurred under the related Equity Financing Agreement. Principal and interest due on maturity on April 29, 2025. The note is secured by substantially all the assets of the Company.	13,942	58,988
		393,942	493,988
	Less current portion	(380,000)	(435,000)
	Long term portion	$13,942	$58,988

A. January 18, 2018 Convertible Note and Warrants (“Note A”)

On March 14, 2022, the noteholder of Note A agreed to extend the maturity date of March 1, 2022 of the Senior Secured Convertible Promissory Note to March 1, 2023, in exchange for the reduction of the conversion price to $0.008 per share, and all prior Events of Default (as defined in the Note A) including penalties were waived, and all future Events of Default (as defined in the Note A) pertaining to the future payment of interest were waived through maturity. On July 21, 2023, the noteholder of Note A agreed to extend the maturity date to March 1, 2024, and Note A convertible into shares of common stock on March 31, 2024 at the lowest VWAP of $0.001 per share during the look back period, provided:

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

All other terms and conditions of the convertible promissory note remain the same. The noteholder of Note A waives all events of default pertaining to Note A, known or unknown to the noteholder, by the Company prior to the date hereof. The noteholder also waives all defaults of the transaction documents, known or unknown to the noteholder of Note A by the Company prior to the date hereof.

The Company recorded interest expense of $6,133 and $6,201 for the three months ended March 31, 2024 and 2023, respectively. Accrued interest payable on Note A was $190,601 and $184,468 as of March 31, 2024 and December 31, 2023, respectively. The principal balance payable on Note A amounted to $205,000 at March 31, 2024 and December 31, 2023, respectively.

B. January 2019 Convertible Note and Warrants (“Note B”)

Effective March 1, 2021, the noteholder of Note B agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to March 1, 2024, and all prior Events of Default (as defined in the Note B) including penalties were waived, and all other terms of the Note B remain the same.

On February 5, 2024, the Company and the noteholder of Convertible Promissory Note B entered into a Debt Exchange Agreement to convert $55,000 principal balance of Note B and $13,825 of accrued and unpaid interest as of the maturity date of Note B on March 1, 2024. In exchange for the cancellation of all indebtedness of the Company owed to the noteholder B as evidenced by the Convertible Note, and for no additional consideration, the Company agreed to issue to the noteholder B, 57 shares of the Company’s Series C convertible preferred stock, at the stated value of $1,200 per share (See Note 8).

The Series C Convertible Preferred Stock is classified as temporary equity, as it is convertible upon issuance at an amount equal to the lowest traded price for the Company’s common stock for the fifteen trading days immediately preceding the date of conversion.

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

The Company recorded interest expense of $233 and $693 for the three months ended March 31, 2024 and 2023, respectively. This note and accrued interest is due to a related party. Accrued interest payable on Note B totaled $13,825 and $13,592 as of March 31, 2024 and December 31, 2023, respectively. The principal balance payable on Note B amounted to $0 and $55,000 at March 31, 2024 and December 31, 2023, respectively.

D. March 2019 Convertible Note and Warrants (“Note D”)

On March 14, 2022, the noteholder of Note D agreed to extend the maturity date of March 1, 2022 of the Senior Secured Convertible Promissory Note to March 1, 2023, in exchange for the reduction of the conversion price to $0.008 per share, and all prior Events of Default (as defined in the Note D) including penalties were waived, and all future Events of Default (as defined in the Note D) pertaining to the future payment of interest were waived through maturity. On July 21, 2023, the noteholder of Note A agreed to extend the maturity of March 1, 2023 date to March 1, 2024 and Note D convertible into shares of common stock at March 31, 2024 at the lowest VWAP of $0.001 per share during the look back period (see Note A above”).

The Company recorded interest expense of $1,496 and $1,512 for the three months ended March 31, 2024 and 2023, respectively. Accrued interest payable on Note D totaled $28,193 and $26,697 at March 31, 2024 and December 31, 2023, respectively. The principal balance payable on Note D amounted to $50,000 at March 31, 2024 and December 31, 2023, respectively.

E. August 2019 Convertible Note and Warrants (“Note E”)

On August 2, 2021, the noteholder of Note E agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to August 2, 2024. All other terms and conditions of the Note E remain the same.

The Company recorded interest expense of $3,740 and $3,781 on Note E for the three months ended March 31, 2024 and 2023, respectively. Accrued interest payable on Note E was $67,430 and $63,690 at March 31, 2024 and December 31, 2023, respectively. This note is payable to a related party. The principal balance payable on Note E amounted to $125,000 as of March 31, 2024 and December 31, 2023, respectively.

G . July 2020 Equity Financing Arrangement (“Note G”)

On April 29, 2022, the noteholder of Note G agreed to extend the maturity date of the Secured Convertible Promissory Note to April 29, 2023. On May 1, 2023, the noteholder of Note G agreed to extend the maturity date of the Secured Convertible Promissory Note to April 29, 2025. All other terms and conditions of the Note G remain the same.

During the three months ended March 31, 2024, the noteholder of Note G converted principal amount of $45,045 and accrued interest of $1,955 in exchange of 85,000,000 shares of common stock of the Company.

The Company recorded interest expense of $2,027 and $1,890 on Note G for the three months ended March 31, 2024 and 2023, respectively. Accrued interest payable on Note G was $73 and $0 as of March 31, 2024 and December 31, 2023, respectively. The principal balance payable of Note G amounted to $13,942 and $58,988 at March 31, 2024 and December 31, 2023, respectively.

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net loss attributable to common stockholders (basic)	$(220,618)	$(178,170)
Shares used to compute net loss per common share, basic and diluted	517,872,436	374,217,262
Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.00)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the three months ended March 31, 2024 and 2023, respectively, because their inclusion would be anti-dilutive:

	As of March 31,
	2024	2023
Warrants to purchase common stock	2,868,397	2,868,397
Potentially issuable shares related to convertible notes payable and convertible preferred stock	718,449,246	370,172,003
Total anti-dilutive common stock equivalents	721,317,643	373,040,400

NOTE 7 – RELATED PARTIES

At March 31, 2024 and December 31, 2023, respectively, the amount due to two stockholders was $1,000 relating to depositing funds for opening bank accounts for the Company. The Company leases its current office facility from these stockholders on a month-to-month basis at a monthly rent of $250 starting January 1, 2020. Rent expense totaled $750 for the three months ended March 31, 2024 and 2023, respectively. The Company has recorded $1,000 and $250 as rent payable to the stockholder in accounts payable as of March 31, 2024 and December 31, 2023, respectively.

The Company executed a convertible promissory note payable with an officer and director (see Note B) and indebted in the principal amount of $55,000 (See Note 5) as of December 31, 2023. On February 5, 2024, the Company and the noteholder of Convertible Promissory Note B entered into a Debt Exchange Agreement to convert $55,000 principal balance of Note B and $13,825 of accrued and unpaid interest as of the maturity date of Note B on March 1, 2024. In exchange for the cancellation of all indebtedness of the Company owed to the noteholder B as evidenced by the Convertible Note, and for no additional consideration, the Company agreed to issue to the noteholder B, 57 shares of the Company’s Series C convertible preferred stock, at the stated value of $1,200 per share (See Note 8).

The Company executed three convertible promissory notes payable with a director (see Note E) for the principal amount of $125,000 and accrued interest payable of $67,430 and $63,690 as of March 31, 2024 and December 31, 2023, respectively.

NOTE 8 – STOCKHOLDERS' EQUITY

The Company has an authorized capital of 3,000,000,000 shares, $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock at March 31, 2024. The Company has 555,015,293 shares and 470,015,293 shares of common stock and Series A Preferred Stock 25,845 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.

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

From January 1, 2024 to March 31, 2024, the noteholder of Note F converted the principal balance of $45,045 and accrued interest of $1,955 into 85,000,000 shares of common stock. The shares issued were valued at the fair value of common stock on the date of issuance.

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

On March 18, 2022, the Board of Directors approved and adopted the 2022 Stock Incentive Plan (the “2022 Plan”). Awards may be made under the 2022 Plan for up to 20,000,000 shares of common stock of the Company, subject to adjustment as to the number and kind of shares awarded. Only employees and directors of the Company or an Affiliated company are eligible to receive Incentive Options under the 2022 Plan. The Company awarded 7,000,000 shares of the Company’s common stock to an officer and 7,000,000 shares of common stock to a director of the Company (see Note 4) vesting 1,500,000 shares vesting on the first anniversary on the date of issuance, 2,500,000 shares vesting on the second anniversary of the date of issuance, and 3,000,000 shares on the third anniversary of the date of issuance. In addition, on October 3, 2022, the Company awarded 300,000 shares of common stock to an advisor vesting 100,000 shares on the first anniversary date of issuance, 100,000 shares vesting on the second anniversary, and the remaining 100,000 vesting the third anniversary of the date of issuance. The common shares vested pursuant to the 2022 Plan amounted to 3,000,000 shares at March 31, 2024 and December 31, 2023, and the 11,300,000 shares remain unvested as of March 31, 2024. For the three months ended March 31, 2024 and 2023, the Company recorded $519 and $1,735 as stock compensation expense for 747,945 shares and 739,726 shares payable to an officer and a director that remain unvested as of March 31, 2024. Total shares payable to an officer, consultant and a director totaled 3,016,438 shares and 2,368,493 shares on March 31, 2024 and December 31, 2023, respectively.

Shares earned and issued related to the consulting agreements are issued under the 2017 Stock Incentive Plan and the 2019 Stock Incentive Plan (see Note 4).

Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange.

A summary of the status of the Company’s non-vested shares at March 31, 2024 and 2023 and changes during the three months ended, is presented below:

2022 Stock Incentive Plan	Shares of Common Stock	Weighted Average Exercise Price

Balance at December 31, 2022	–	$–
Awarded	14,300,000	0.006146
Vested	–	–
Forfeited	–	–
Balance at March 31, 2023	14,300,000	$0.006146

Balance at December 31, 2023	11,200,000	$0.006146
Awarded	–	–
Vested	–	–
Forfeited	–	–
Balance at March 31, 2024 – (Unvested)	11,200,000	$0.006146
Balance at March 31, 2024 – (Vested)	3,100,000	–
Total Options outstanding – March 31, 2024	14,300,000	$0.006146

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

Liquidation and Redemption Rights: Upon the occurrence of a Liquidation Event (as defined below), the holders of Series A Supervoting Preferred Stock are entitled to receive net assets on a pro-rata basis. Each holder of Series A Supervoting Preferred Stock is entitled to receive ratably any dividends declared by the Board, if any, out of funds legally available for the payment of dividends. Liquidation Event means (i) the liquidation, dissolution or winding-up, whether voluntary or involuntary, of the Company, (ii) the purchase or redemption by the Company of the shares of any class of stock or the merger or consolidation of the Company with or into any other corporation or corporations, or (iii) the sale, license or lease of all or substantially all, or any material part of, the Company’s assets.

Conversion: Each holder of Series A Supervoting Preferred Stock may voluntarily convert its shares into shares of common stock of the Company at a rate of 1:100 (as may be adjusted for any combinations or splits with respect to such shares).

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

The Company had 25,845 shares of Series A Preferred Stock issued and outstanding at March 31, 2024 and December 31, 2023, respectively.

Series B Convertible Preferred Stock Equity Financing

On November 16, 2020, the Board of Directors of the Company had authorized issuance of up to 600 shares of preferred stock, $0.001 par value per share, designated as Series B Convertible Preferred Stock. Each share of Preferred Stock shall have a par value of $0.001 per share and a stated value of $1,200, subject to increase set forth in the Certificate of Designation.

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

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under this Certificate of Designation, for each share of Series B Convertible Preferred Stock before any distribution or payment shall be made to the holders of any Junior Securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Holders shall be ratably distributed among the Holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Conversion: Each share of Series B Convertible Preferred Stock shall be convertible, at any time and from time to time from and after the Original Issue Date at the option of the Holder thereof, into that number of shares of common stock (subject to the limitations) determined by dividing the Stated Value of such share of Series B Convertible Preferred Stock by the Conversion Price. The Conversion Price for the Series b Convertible Preferred Stock shall be the amount equal to the lowest traded price for the Company’s common stock for the fifteen (15) Trading Days immediately preceding the date of such conversion. All such foregoing determinations will be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock during such a measuring period. Following an event of default, the Conversion price shall equal the lower of : (a) the then applicable Conversion Price; or (b) a price per share equaling 80% of the lowest traded price for the Company’s common stock during the ten (10) trading days preceding the relevant Conversion.

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

November 19, 2020

On November 19, 2020, pursuant to the terms of a Securities Purchase Agreement dated November 16, 2020 (the “SPA”), the Company entered into a new preferred equity financing agreement with GHS Investments, LLC (“GHS”) in the amount of up to $600,000. The SPA provides for GHS’s purchase, from time to time, of up to 600 shares of the newly designated Series B Convertible Preferred Stock. The initial closing under the SPA consisted of 45 shares of Series B Convertible Preferred Stock, stated value $1,200 per share, issued to GHS for an initial purchase price of $45,000, or $1,000 per share. At the Company’s option, and subject to the terms of the SPA and the Certificate of Designation for the Series B Convertible Preferred Stock (the “COD”), additional closings in the amount of 40 shares of Series B Convertible Preferred Stock for a total purchase price of $40,000 may take place at a rate of up to once every 30 days. In connection with the initial closing in the amount of 45 shares of Series B Convertible Preferred Stock, the Company issued an additional 25 shares of Series B Convertible Preferred Stock to GHS as a commitment fee.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock recording a loss of $6,630 and a loss of $199 for the three months ended March 31, 2024 and 2023, respectively, in connection with the change in fair market value of the derivative liability. The Company recorded $2,513 and $2,485 as preferred stock dividend expense for the three months ended March 31, 2024 and 2023, respectively. The Company recorded $33,913 and $31,400 as preferred stock dividend payable as of March 31, 2024 and December 31, 2023, respectively. Derivative liability payable for this transaction totaled $79,297 and $72,667 at March 31, 2024 and December 31, 2023, and Series B Convertible Preferred Stock mezzanine liability was $84,000 at March 31, 2024 and December 31, 2023, respectively.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock and recorded a loss of $8,051 and a loss of $242 for the three months ended March 31, 2024 and 2023, respectively, in connection with the change in fair market value of the derivative liability. The Company recorded preferred stock dividend expense of $3,052 and $3,018 for the three months ended March 31, 2024 and 2023, respectively. The Company recorded $40,275 and $37,223 as preferred stock dividend payable as of March 31, 2024 and December 31, 2023, respectively. Derivative liability payable for this transaction totaled $96,290 and $88,238 at March 31, 2024 and December 31, 2023, and Series B Convertible Preferred Stock mezzanine liability was $102,000 at March 31, 2024 and December 31, 2023, respectively.

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

December 20, 2021

On December 20, 2021, pursuant to the terms of the SPA, GHS purchased an additional 51 shares of Series B Convertible Preferred Stock for gross proceeds of $51,000. The Company paid $1,000 in selling commissions to complete this financing. For the year ended December 31, 2021, the Company inadvertently reported this sale of 51 shares as Series A Preferred stock (See Series A Supervoting Preferred Stock). The accompanying financial statements reflect the correct purchase of Series B Convertible Preferred Stock rather than Series A Convertible Preferred Stock. The overall effect of this correction was not significant to the December 31, 2021 financial statements.

The Company recalculated the value of the derivative liability associated with this convertible preferred stock recording a loss of $17,395 and $145 for the three months ended March 31, 2024 and 2023, respectively, in connection with the change in fair market value of the derivative liability. The Company recorded $1,831 and $1,811 as preferred stock dividend expense for the three months ended March 31, 2024 and 2023, respectively, and $16,740 and $14,909 as preferred stock dividend payable as of March 31, 2024 and December 31, 2023, respectively. Derivative liability payable for this transaction totaled $70,338 and $52,943 at March 31, 2024 and December 31, 2023, and Series B Convertible Preferred Stock mezzanine liability was $61,200 at March 31, 2024 and December 31, 2023, respectively.

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

On February 7, 2022 (the date of receipt of cash proceeds of $51,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $65,025, $14,025 as day one loss on the derivative, $10,200 as interest expense, and $10,200 as Series B Convertible Preferred Stock mezzanine liability, and $51,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss of $4,831 and a loss of $145 for the three months ended March 31, 2024 and 2023, respectively, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded $1,831 and $1,810 as preferred stock dividend expense for the three months ended March 31, 2024 and 2023, and preferred stock dividend payable to GHS on this derivative totaled $15,754 and $13,923 as of March 31, 2024 and December 31, 2023, respectively. Derivative liability payable for this transaction totaled $57,774 and $52,943 at March 31, 2024 and December 31, 2023, and Series B Convertible Preferred Stock mezzanine liability was $61,200 at March 31, 2024 and December 31, 2023, respectively.

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

On March 24, 2022 (the date of receipt of cash proceeds of $136,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $328,422, $192,422 as day one loss on the derivative, $27,200 as interest expense, and $27,200 as Series B Convertible Preferred Stock mezzanine liability, and $136,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss of 12,882 and a loss of $387 for the three months ended March 31, 2024 and 2023, respectively, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded preferred stock dividend expense of $4,883 and $4,829 for the three months ended March 31, 2024 and 2023. Preferred stock dividend payable to GHS for this derivative totaled $39,597 and $34,715 at March 31, 2024 and December 31, 2023. Derivative liability payable for this transaction totaled $154,064 and $141,182 at March 31, 2024 and December 31, 2023, and Series B Convertible Preferred Stock mezzanine liability was $163,200 at March 31, 2024 and December 31, 2023, respectively.

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

On November 17, 2022 (the date of receipt of cash proceeds of $61,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $54,072, $6,928 as day one gain on the derivative, $12,200 as interest expense, $12,200 as Series B Convertible Preferred Stock mezzanine liability, and $61,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss of $20,805 and a loss of $174 for the three months ended March 31, 2024 and 2023, respectively, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded preferred stock dividend expense of $2,190 and $2,166 for the three months ended March 31, 2024 and 2023. Preferred stock dividend payable to GHS for this derivative totaled $12,033 and $9,843 at March 31, 2024 and December 31, 2023. Derivative liability payable for this transaction totaled $84,130 and $63,324 at March 31, 2024 and December 31, 2023, and Series B Convertible Preferred Stock mezzanine liability was $73,200 at March 31, 2024 and December 31, 2023, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0006 to $0.0020, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0006 to $0.0022, an expected dividend yield of 0%, expected volatility ranging from 174.58% to 201.388%, risk-free interest rates ranging from 4.68% to 5.46%, and an expected term of 1.5 years.

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

The Company recalculated the value of the derivative liability associated with the convertible note at March 31, 2024 and 2023 and recorded a loss of $5,874 and $0 for the three months ended March 31, 2024 and 2023, in connection with the change in fair market value of the derivative liability. In addition, the Company recorded preferred stock dividend expense of $2,226 and $0 for the three months ended March 31, 2024 and 2023, respectively. Preferred stock dividend payable to GHS for this derivative totaled $5,381 and $3,155, respectively. Derivative liability payable for this transaction totaled $70,285 and $64,411 at March 31, 2024 and December 31, 2023, and Series B Convertible Preferred Stock mezzanine liability was $74,400 at March 31, 2024.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0006 to $0.0014, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.00065 to $0.0015, an expected dividend yield of 0%, expected volatility ranging from 189.98% to 202.70%, risk-free interest rates ranging from 4.79% to 5.46%, and an expected term of 1.5 years.

Series C Convertible Preferred Stock

On January 8, 2024, the Board of Directors of the Company had authorized issuance of up to 5,000 shares of preferred stock, $0.001 par value per share, designated as Series C Convertible Preferred Stock. Each share of Preferred Stock shall have a par value of $0.001 per share and a stated value of $1,200, subject to the increase set forth in the Certificate of Designation.

Dividends: Each share of Series B Convertible Preferred Stock shall be entitled to receive, and the Company shall pay, cumulative dividends of 12% per annum, payable quarterly, beginning on the Original Issuance Date and ending on the date that such share of Series B Convertible Preferred Share has been converted or redeemed (the “Dividend End Date”). Dividends may be paid in cash or in shares of Series C Convertible Preferred Stock. From and after the issuance date, in addition to the payment of dividends pursuant to Section 3 (a), each Holder shall be entitled to receive, and the Company shall pay, dividends on shares of Series C Convertible Preferred Stock equal to (on an as-if-converted-to-Common-Stock basis) and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. The Company shall pay no dividends on shares of the common stock unless it simultaneously complies with the previous sentence.

Voting Rights: The Holder shall be entitled to vote on an as-converted basis (subject to the Beneficial Ownership Limitation), together with the holders of Common Stock, with respect to any question upon which the holders of Common Stock have the right to vote, except as may be otherwise provided by applicable law. Except as otherwise expressly provided herein or as required by law, the Holders of Series C Preferred Stock and the holders of Common Stock shall vote together and not as separate classes.

Liquidation: Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (a “Liquidation”), the Holders shall be paid, in preference and prior to any payment made to the holders of the Junior Securities and any other stock ranking in liquidation junior to the Series C Preferred Stock, an amount per share equal to the Stated Value (such amount is referred to herein as the “Liquidation Preference”). If upon a Liquidation Event, the assets to be distributed among the Holders shall be insufficient to permit payment in full to the Holders of the Liquidation Preference, then the entire assets of the Company shall be distributed ratably among such holders in proportion to the full respective Liquidation Preference to which they are entitled.

Conversion: The Holder shall have the right, at any time to convert such shares into Common Stock into that number of shares of common stock (subject to the Beneficial Ownership Limitation (as defined below)) determined by dividing the Stated Value of such share of Series C Preferred Stock by the Optional Conversion Rate (as defined below) (each, and “Optional Conversion”) at a conversion rate of the volume-weighted average price (“VWAP”) for the Company’s common stock for the ten (10) Trading Days immediately preceding the date of such conversion (the “Optional Conversion Rate”). “Trading Days” shall mean a day on which the means the principal markets or exchange on which the common stock is listed or quoted for trading on the date in question is open for business. “Beneficial Ownership Limitation” shall mean 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of Series C Preferred Stock held by the applicable Holder.

No fractional shares of Common Stock shall be issued upon conversion of shares of Series C Preferred Stock. If more than one share of Series C Preferred Stock shall be surrendered, or deemed surrendered, pursuant to subsection (c) above, for conversion at any one time by the same Holder, the number of full shares of Common Stock issuable upon conversion thereof shall be computed on the basis of the aggregate number of shares of such Series C Preferred Stock so surrendered. Any fractional share which would otherwise be issuable upon conversion of any shares of Series C Preferred Stock (after aggregating all shares of Series C Preferred Stock held by each holder) shall be rounded to the nearest whole number (with one-half being rounded upward).

The Company shall reserve, free from preemptive rights, out of its authorized but unissued shares of Common Stock solely for the purpose of effecting the conversion of the shares of Series C Preferred Stock sufficient shares to provide for the conversion of all outstanding shares of Series C Preferred Stock. All shares of Common Stock which may be issued in connection with the conversion provisions set forth herein will, upon issuance by the Company, be validly issued, fully paid and nonassessable, with no personal liability attaching to the ownership thereof, and free from all taxes, liens or charges with respect thereto.

All shares of Series C Preferred Stock which have been converted shall no longer be deemed to be outstanding and all rights with respect to such shares including the rights to receive dividends and to vote, shall immediately cease and terminate on the Optional Conversion Date, except only the right of the Holder thereof to receive shares of Common Stock in exchange thereof.

The Series C Convertible Preferred Stock is classified as temporary equity, as it is convertible upon issuance at an amount equal to the lowest traded price for the Company’s common stock for the fifteen trading days immediately preceding the date of conversion.

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

March 1, 2024

On March 1, 2024, the convertible promissory noteholder Note B and the Company mutually agreed to convert the principal balance of $55,000 and accrued interest of $13,825 into a total of 57 shares of Series C Convertible Preferred Stock. The Company valued the fair value of the derivative and recorded an initial derivative liability of $40,668, $425 as contra interest expense, $28,157 as day one gain on the derivative, $68,825 as amortization expense, and $68,825 as Series C Convertible Preferred Stock mezzanine liability.

On March 31, 2024, the Company recalculated the value of the derivative liability associated with this convertible preferred stock recording a loss of $4,770 for the three months ended March 31, 2024 in connection with the change in fair market value of the derivative liability. The Company recorded $675 as preferred stock dividend expense for the three months ended March 31, 2024. The Company recorded $675 as preferred stock dividend payable as of March 31, 2024. Derivative liability payable for this transaction totaled $45,438 at March 31, 2024 and Series C Convertible Preferred Stock mezzanine liability was $68,400 at March 31, 2024.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.00073 to $0.00078, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0007 to $0.0007, an expected dividend yield of 0%, expected volatility ranging from 196.52% to 202.70%, risk-free interest rates ranging from 4.94% to 5.03%, and an expected term of 1 year.

The following table represents the change in the fair value of the derivative liabilities for the three months ended March 31, 2024 and 2023, respectively.

	Level 1	Level 2	Level 3
Balance at December 31, 2022	$–	$–	$469,873
Change in the fair value of derivative liability	–	–	1,292
Balance at March 31, 2023	$–	$–	$471,165

Balance at December 31, 2023	$–	$–	$535,653
Additions to derivative liability	–	–	40,668
Change in the fair value of derivative liability	–	–	81,239
Balance at March 31, 2024	$–	$–	$657,559

As a result of issuance of derivative instruments, the Company recorded a derivative liability of $657,559 and $535,653 as of March 31, 2024 and December 31, 2023, Series B Convertible Preferred Stock liability of $619,200 as of March 31, 2024 and December 31, 2023, and Series C Convertible Preferred Stock Liability of $68,400 and $0, as of March 31, 2024 and December 31, 2024, respectively.

Warrants

A summary of the status of the Company’s warrants as of March 31, 2024 and 2023, and changes during the three months then ended, is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2022	2,868,397	$0.00084	1.4 Years
Issued	–	–
Expired/Forfeited	–	–
Outstanding at March 31, 2023	2,868,397	$0.00084	1.2 Years

Outstanding at December 31, 2023	2,868,397	0.00084	0.4 Years
Issued	–	–
Expired/Forfeited	(1,302,897)	–
Outstanding at March 31, 2024	1,562,500	$0.00084	0.4 Years

NOTE 9 – SUBSEQUENT EVENTS

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

The financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the quarterly periods ended March 31, 2024 and 2023 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

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

At the present time, we have two wholly-owned subsidiaries which are OXYS Corporation and HereLab, Inc. (an entity immaterial to our operations), through which our operations are conducted.

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

Results of Operations for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023 (Unaudited)

For the three months ended March 31, 2024, we earned revenues of $2,500 and incurred related cost of sales of $2,125. Our operating expenses were $66,682 which included payroll costs of $50,518, amortization of intangible assets of $12,341, and general and administrative expenses of $3,823. We recorded net other expense of $135,111 consisting of loss of $81,239 due to change in fair market value of derivative liability, gain on a derivative of $28,157 on Series C Convertible Preferred Stock, and interest expense of $82,029. We also recorded $19,200 as preferred stock dividend on convertible preferred stock for the three months ended March 31, 2024. As a result, we incurred a net loss of $220,618 for the three months ended March 31, 2024.

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

Revenues earned in Q1 2024 were substantially less than the same period in 2023 (a decrease of 87%). Revenue growth for the rest of 2024 will be challenging given the difficulty in raising additional capital to fuel sales & marketing efforts. Potential future revenue growth depends on our ability to raise said capital and the following factors:

•	Our DOT Bridge Monitoring Contract ended in December 2023 but our Structural Health Monitoring (“SHM”) vertical is the foundation of our future revenue stream. Discussions continue with our main contractor to the DOT for extension and expansion contracts. Additional prospects with our current DOT state, and DOT contacts in two other northeast states continue to be pursued. Projects with local municipalities in our current northeast state also continue to be prospected.

•	Our Smart Manufacturing vertical is another potential source of future revenue based on the strong use case developed from our CNC POC and SaaS contracts over the past year. Although the SaaS contract ended in May 2024, the tool cost savings exceeded our projections, and we believe the customer will continue to benefit from the insights we provided. The customer cited conflicting projects and resources as reasons for ending the contract, but will continue to endorse our capabilities and services, including promotional video material previously released and pending. We believe their endorsement and promotional videos are valuable collateral to prospect future Smart Manufacturing CNC business. Additional POCs for other discrete manufacturing processes, including metal stamping, plastic injection molding, plastic extrusion, and automated assembly and test are also potential avenues of future revenue streams.

•	Our strategic partnership continues to be our greatest asset. The strength of our Aingura IIoT, S.L. partnership provides supplemental expertise, equipment and software, which ensures our ability to bring value to our prospective customers.

Despite these positive factors, we continue to face significant headwinds and we have not been able to raise material funds for ongoing operations through our existing financing agreements due to market conditions. Our CEO and COO have not received any and have accrued all compensation since mid-April 2023 and the lack of funds has severely limited sales and marketing efforts. Our management has secured limited funding from our lead investor to pay for ongoing expenses and our leadership team is considering our options for both the short and long term. Given the current challenges in raising adequate funds, management is pursuing options including vetting suitable companies to merge with or acquire us.

We believe we’ve created valuable assets from our business development in these industries, which are strong in both their size and growth. The global smart manufacturing (also known as Industry 4.0) was $108.9 billion in 2023 and will reach $241 billion by 2028 (CAGR 17.2%),[1] and the worldwide SHM industry is $2.5 billion in 2024 and will reach $4.1 billion by 2029 (CAGR of 10.4%).[2]

Given the valuable real-world data we have collected, our Artificial Intelligence (“AI”) Machine Learning algorithms we have developed, strong use cases and marketing collateral developed from our data and algorithms, combined with our prudent operational execution, we believe our company’s assets have potential future revenue growth, that will be attractive to prospective partners interested in an acquisition or merger.

___________________________

[1] https://www.marketsandmarkets.com/Market-Reports/industry-4-market-102536746.html

[2] https://www.marketsandmarkets.com/Market-Reports/structural-health-monitoring-market-101431220.html

Liquidity and Capital Resources for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023 (Unaudited)

At March 31, 2024, we reported a cash balance of $1,405 as a result of an increase of $761 from $644 cash balance at December 31, 2023. This increase was primarily as a result of net cash used in operating activities of $761.

Operating Activities

Net cash flows provided by operating activities for the three months ended March 31, 2024 was $761, primarily attributed to the net loss of $220,618, amortization of intangible assets of $12,341, and net increase in operating assets and liabilities of $209,038. The Company recorded changes in operating assets and liabilities primarily attributable to decrease in accounts receivable of $2,960, increase in accounts payable of $1,247, increase in accrued liabilities of $42,805, increase in derivative liabilities of $121,906, increase in shares payable to related parties of $520, and increase in salaries payable to related parties of $39,600.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 and 2023 was $0.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $0. Net cash provided by financing activities for the three months ended March 31, 2023 was $53,111 primarily due to sale of our common stock of $54,195 and paying $1,084 in costs for raising capital.

As a result of the above activities, the Company recorded an increase of $761 in cash for the three months ended March 31, 2024, and a decrease of $8,178 in cash for the three months ended March 31, 2023, respectively.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $2,281,084, net loss incurred for the three months ended March 31, 2024 of $220,618, and has an accumulated deficit of $10,664,215 as of March 31, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Clifford L. Emmons, who serves as our principal executive officer, and to the Company’s Interim Chief Financial Officer, Karen McNemar, who serves as our principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Emmons and Ms. McNemar, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2024. Based on their evaluation, Mr. Emmons and Ms. McNemar concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1*	Debt Exchange Agreement dated February 5, 2024 with Cambridge MedSpace LLC
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IIOT-OXYS, Inc.

Date: July 12, 2024	By	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer
(Principal Executive Officer)

Date: July 12, 2024	By	/s/ Karen McNemar
Karen McNemar, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

