Form 10-Q
period 2024-06-30
IIOT-OXYS, Inc.
filed 2024-08-19
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the registrant’s common stock on August 19, 2024, was 555,015,293.

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to IIOT-OXYS, Inc., a Nevada corporation, and as applicable to its wholly owned subsidiaries, OXYS Corporation, a Nevada corporation, and HereLab, Inc., a Delaware corporation.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$8,262	$644
Accounts receivable, net	–	5,460
Prepaid expenses and other current assets	2,306	2,306
Total Current Assets	10,568	8,410

Intangible assets, net	174,403	199,085
Total Assets	$184,971	$207,495

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$261,488	$219,551
Accrued liabilities	604,868	534,138
Deferred revenue	31,425	31,425
Notes payable - current	393,942	435,000
Shares payable to related parties	16,373	15,225
Salaries payable to related parties	447,550	380,579
Derivative liabilities	942,770	535,653
Total Current Liabilities	2,698,416	2,151,571

Notes payable	–	58,988
Due to stockholders	1,000	1,000
Total Liabilities	2,699,416	2,211,559

Commitments and Contingencies (Note 4)

Series B Convertible Preferred Stock, 600 shares designated, $0.001 Par Value, $1,200 stated value; 536 shares and 516 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively. Liquidation preference $643,200 and $619,200 at June 30, 2024 and December 31, 2023, respectively	643,200	619,200

Series C Convertible Preferred Stock, 5,000 shares designated, $0.001 Par Value, $1,200 stated value; 57 shares and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively. Liquidation preference $68,400 and $0 at June 30, 2024 and December 31, 2023, respectively	68,400	–

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 Shares authorized
Series A Preferred Stock, 25,845 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	26	26
Common Stock $0.001 Par Value, 3,000,000,000 shares authorized; 555,015,293 shares and 470,015,293 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	555,016	470,016
Additional paid in capital	7,309,891	7,350,291
Accumulated deficit	(11,090,978)	(10,443,597)
Total Stockholders' Equity (Deficit)	(3,226,045)	(2,623,264)

Total Liabilities and Stockholders' Equity	$184,971	$207,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$–	$35,289	$2,500	$78,572

Cost of Sales	–	8,495	2,125	25,459

Gross Profit	–	26,794	375	53,113

Operating Expenses
General and administrative	92,331	117,739	146,672	283,938
Amortization of intangible assets	12,341	12,341	24,682	24,547
Total Operating Expenses	104,672	130,080	171,354	308,485

Other Income (Expense)
Gain (Loss) on change in FMV of derivative liability	(264,887)	(155,398)	(346,126)	(156,690)
Gain (Loss) on derivative	(324)	–	27,833	–
Interest income	–	5,921	–	11,777
Interest expense	(35,717)	(13,996)	(117,746)	(28,524)
Total Other Income (Expense)	(300,928)	(163,473)	(436,039)	(173,437)

Net Loss Before Income Taxes	(405,600)	(266,759)	(607,018)	(428,809)

Provision for Income Tax	–	–	–	–

Net Loss	$(405,600)	$(266,759)	$(607,018)	$(428,809)

Convertible Preferred Stock Dividend	(21,163)	(16,299)	(40,363)	(32,419)

Net Loss Attributable to Common Stockholders	$(426,763)	$(283,058)	$(647,381)	$(461,228)

Net Profit (Loss) Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding Attributable to Common Stockholders - Basic and Diluted	555,015,293	405,346,758	536,443,864	389,868,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

For the Three Months Ended June 30, 2024

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Series A	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - March 31, 2024	25,845	$26	555,015,293	$555,016	$7,312,291	$(10,664,215)	$(2,796,882)
Costs incurred for capital raise	–	–	–	–	(2,400)	–	(2,400)
Net Loss	–	–	–	–	–	(426,763)	(426,763)
Balance - June 30, 2024	25,845	$26	555,015,293	$555,016	$7,309,891	$(11,090,978)	$(3,226,045)

For the Six Months Ended June 30, 2024

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Series A	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2023	25,845	$26	470,015,293	$470,016	$7,350,291	$(10,443,597)	$(2,623,264)
Common stock issued for conversion of convertible note payables	–	–	85,000,000	85,000	(38,000)	–	47,000
Costs incurred for capital raise	–	–	–	–	(2,400)	–	(2,400)
Net Loss	–	–	–	–	–	(647,381)	(647,381)
Balance - June 30, 2024	25,845	$26	555,015,293	$555,016	$7,309,891	$(11,090,978)	$(3,226,045)

For the Three Months Ended June 30, 2023

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Series A	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - April 1, 2023	25,845	$26	401,865,786	$401,866	$7,179,122	$(9,485,307)	$(1,904,293)
Common stock issued for conversion of convertible note payable	–	–	4,949,507	4,950	2,475	–	7,425
Net loss	–	–	–	–	–	(283,058)	(283,058)
Balance - June 30, 2023	25,845	$26	406,815,293	$406,816	$7,181,597	$(9,768,365)	$(2,179,926)

For the Six Months Ended June 30, 2023

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Series A	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2022	25,845	$26	352,174,584	$352,175	$7,141,877	$(9,307,137)	$(1,813,059)
Common stock issued for financing commitments	–	–	36,552,871	36,553	25,067	–	61,620
Sales commissions paid on capital raise	–	–	–	–	(1,084)	–	(1,084)
Common stock issued for services	–	–	250,000	250	575	–	825
Common stock issued for conversion of convertible note payable	–	–	17,837,838	17,838	15,162	–	33,000
Net loss	–	–	–	–	–	(461,228)	(461,228)
Balance - June 30, 2023	25,845	$26	406,815,293	$406,816	$7,181,597	$(9,768,365)	$(2,179,926)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(647,381)	$(461,228)
Adjustments to reconcile net loss to net cash (used) by operating activities
Stock compensation expense for services	–	825
Discount on note receivable	–	(1,860)
Amortization of intangible assets	24,682	24,547
Changes in Operating Assets and Liabilities
Decrease in accounts receivable	5,460	3,588
(Increase) in prepaid expenses and other current assets	–	(4,987)
Increase in accounts payable	41,937	81,559
Increase in accrued liabilities	90,084	80,574
Increase in derivative liability	407,117	156,690
(Decrease) in unearned interest	–	(2,932)
Increase in shares payable to related parties	1,148	3,006
Increase in salaries payable to related parties	66,971	41,667
Net Cash Provided by (Used in) Operating Activities	(9,982)	(78,551)

Cash Flows from Investing Activities
Cash paid for note receivable	–	–
Net Cash used in Investing Activities	–	–

Cash Flows From Financing Activities
Cash received from sale of common stock, net	–	54,195
Cash received from equity financing of convertible preferred stock	20,000	–
Cash payments of offering costs	(2,400)	(1,084)
Net Cash Provided By Financing Activities	17,600	53,111

Net Increase (Decrease) in Cash and Cash Equivalents	7,618	(25,440)

Cash and Cash Equivalents - Beginning of Period	644	33,336

Cash and Cash Equivalents - End of Period	$8,262	$7,896

Supplement Disclosures of Cash Flow Information
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Conversion of convertible notes payable and derivative liabilities	$85,000	$40,425
Preferred stock issued for debt cancellation	$68,400	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2024 and 2023

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $2,687,848, net loss incurred for the six months ended June 30, 2024 of $647,381, and has an accumulated deficit of $11,090,978 as of June 30, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The consolidated condensed financial statements for June 30, 2024 and 2023, respectively, include the accounts of Company, and its wholly-owned subsidiaries OXYS Corporation and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

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

Revenue Recognition

The Company recognizes revenues when the products are delivered to the customer or services are performed in accordance with the contractual terms of the contract with its customer. The Company recognizes revenue in accordance with ASC Topic No. 606, Revenue from Contracts with Customers which was adopted on January 1, 2018.

The Company recognizes revenue based on the following criteria of ASC 606:

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

NOTE 3 – INTANGIBLE ASSETS

The Company’s intangible assets comprise of intellectual property revolving around their field tests, sensor integrations, and board designs. Intangible assets, net of amortization amounted to $174,403 and $199,085 at June 30, 2024 and December 31, 2023, respectively.

	June 30, 2024	December 31, 2023
Intangible Assets	$495,000	$495,000
Accumulated amortization	(320,597)	(295,915)
Intangible Assets, net	$174,403	$199,085

The Company determined that none of its intangible assets were impaired as of June 30, 2024 and December 31, 2023, respectively. Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives of ten years. The amortization expense of finite-lived intangibles was $12,341 and $24,682 for the three months and six months ended June 30, 2024 compared to $12,341 and $24,547 for the three months and six months ended June 30, 2023, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 30, 2024:

Amortization Expense
2024 (Remainder of the year)	$24,818
2025	49,500
2026	49,500
2027	49,500
Thereafter	1,085
Total	$174,403

NOTE 4 – COMMITMENTS AND CONTINGENCIES

In prior years, the Company entered into consulting agreements with one director, three executive officers, and one engineer of the Company, which included commitments to issue shares of the Company’s common stock from the Company’s 2017 Stock Incentive Plan and 2019 Stock Incentive Plans. The authorized shares pursuant to the 2017 Stock Incentive Plan were 4,500,000 shares, and per 2019 Stock Incentive Plan were 5,000,000 shares. All the consulting agreements have been terminated and shares have been issued in conjunction with the related separation agreements. According to the terms of the agreements, 3,547,788 shares were vested and issued per the Company’s 2017 Stock Incentive Plan as of June 30, 2024 and December 31, 2023, and 3,530,000 shares were vested and issued per the Company’s 2019 Stock Incentive Plan as of June 30, 2024 and December 31, 2023, respectively.

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

On March 18, 2022, the Company adopted 2022 Stock Incentive Plan and reserved for issuance 20,000,000 shares of common stock for incentivizing its management team. Pursuant to the terms of the 2022 Plan, 8,100,000 shares of common stock were vested and 3,100,000 shares were issued as of June 30, 2024 and December 31, 2023, respectively.

Employment Agreement – CEO

On June 2, 2022, the Board approved an Employment Agreement with the CEO dated effective April 1, 2022 whereby, the CEO will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the CEO an aggregate of 7,000,000 shares of the Company’s common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2025. The shares are valued at 90% of the average market price of the shares of 30 trading days at the end of each quarter. The Company has recorded $227,821 and $199,053 in salaries payable to the CEO as of June 30, 2024 and December 31, 2023, respectively.

Employment Agreement – COO/Interim CFO

On June 2, 2022, the Board approved an Employment Agreement with the COO/Interim CFO dated effective April 1, 2022, whereby, the officer will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the COO/Interim CFO an aggregate of 7,000,000 shares of the Company common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2025. The shares are valued at 90% of the average market price of the shares of 30 trading days at the end of each quarter. The Company recorded $219,729 and $181,526 in salaries payable to the COO/Interim CFO as of June 30, 2024 and December 31, 2023, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the outstanding balance of convertible notes payable, interest and conversion rates as of June 30, 2024 and December 31, 2023, respectively.

		June 30, 2024 (Unaudited)	December 31, 2023

A.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at the lowest VWAP of $0.001 per share. The balance of principal and accrued and unpaid interest is payable on maturity on March 1, 2024. The Company is in default of the terms of the note. The note is secured by substantially all the assets of the Company.	$205,000	$205,000

B.	Convertible note payable to an investor with interest at 5% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable annually with the balance of principal and interest due on maturity on March 1, 2024. The note is secured by substantially all the assets of the Company.	–	55,000

D.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at the lowest VWAP of $0.001 per share. The balance of principal and accrued and unpaid interest is payable on maturity on March 1, 2024. The Company is in default of the terms of the note. The note is secured by substantially all the assets of the Company.	50,000	50,000

E.	Convertible note payable to a related party with interest at 12% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on August 2, 2025. The note is secured by substantially all the assets of the Company.	125,000	125,000

G.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.0009 per share. Note was issued as payment for future fees to be incurred under the related Equity Financing Agreement. Principal and interest due on maturity on April 29, 2025. The note is secured by substantially all the assets of the Company.	13,942	58,988
		393,942	493,988
	Less current portion	(393,942)	(435,000)
	Long term portion	$–	$58,988

A. January 18, 2018 Convertible Note and Warrants (“Note A”)

On March 14, 2022, the noteholder of Note A agreed to extend the maturity date of March 1, 2022 of the Senior Secured Convertible Promissory Note to March 1, 2023, in exchange for the reduction of the conversion price to $0.008 per share, and all prior Events of Default (as defined in the Note A) including penalties were waived, and all future Events of Default (as defined in the Note A) pertaining to the future payment of interest were waived through maturity. On July 21, 2023, the noteholder of Note A agreed to extend the maturity date to March 1, 2024. The Note A is convertible into shares of common stock on March 31, 2024 at the lowest VWAP of $0.001 per share during the look back period, provided:

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

Note A is currently in default of its payment terms.

The Company recorded interest expense of $6,133 and $12,266 for the three months and six months ended June 30, 2024 compared to $6,133 and $12,199 for the same periods ended June 30, 2023, respectively. Accrued interest payable on Note A was $196,734 and $184,468 as of June 30, 2024 and December 31, 2023, respectively. The principal balance payable on Note A amounted to $205,000 at June 30, 2024 and December 31, 2023, respectively.

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

The Company recorded interest expense of $0 and $233 for the three months and six months ended June 30, 2024 and $686 and $1,364 for the three months and six months ended June 30, 2023, respectively. This note and accrued interest is due to a related party. Accrued interest payable on Note B totaled $0 and $13,592 as of June 30, 2024 and December 31, 2023, respectively. The principal balance payable on Note B amounted to $0 and $55,000 at June 30, 2024 and December 31, 2023, respectively.

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

Note D is currently in default of its payment terms.

The Company recorded interest expense of $1,496 and $2,992 for the three months and six months ended June 30, 2024, and $1,496 and $2,975 for the three months and six months ended June 30, 2023, respectively. Accrued interest payable on Note D totaled $29,689 and $26,697 at June 30, 2024 and December 31, 2023, respectively. The principal balance payable on Note D amounted to $50,000 at June 30, 2024 and December 31, 2023, respectively.

E. August 2019 Convertible Note and Warrants (“Note E”)

On August 2, 2021, the noteholder of Note E agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to August 2, 2024. The noteholder agreed to extend the maturity date of Note E to August 2, 2025, for no additional consideration. All other terms and conditions of the Note E remain the same.

The Company recorded interest expense of $3,740 and $7,479 on Note E for the three months and six months ended June 30, 2024, and $3,740 and $7,438 for the three months and six months ended June 30, 2023, respectively. Accrued interest payable on Note E was $71,170 and $63,690 at June 30, 2024 and December 31, 2023, respectively. This note is payable to a related party. The principal balance payable on Note E amounted to $125,000 as of June 30, 2024 and December 31, 2023, respectively.

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

The Company recorded interest expense on Note G $348 and $420 for the three months and six months ended June 30, 2024, and $1,870 and $3,719 for the three months and six months ended June 30, 2023, respectively. Accrued interest payable on Note G was $420 and $0 as of June 30, 2024 and December 31, 2023, respectively. The principal balance payable of Note G amounted to $13,942 and $58,988 at June 30, 2024 and December 31, 2023, respectively.

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders (basic)	$(426,763)	$(283,058)	$(647,381)	$(461,228)
Shares used to compute net loss per common share, basic and diluted	555,015,293	405,346,758	536,443,864	389,868,003
Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the six months ended June 30, 2024 and 2023, respectively, because their inclusion would be anti-dilutive:

	As of June 30,
	2024	2023
Warrants to purchase common stock	1,562,500	2,868,397
Potentially issuable shares related to convertible notes payable and convertible preferred stock	730,916,583	851,440,107
Total anti-dilutive common stock equivalents	732,479,083	854,308,504

NOTE 7 – RELATED PARTIES

At June 30, 2024 and December 31, 2023, respectively, the amount due to two stockholders was $1,000 relating to depositing funds for opening bank accounts for the Company. The Company leases its current office facility from these stockholders on a month-to-month basis at a monthly rent of $250 starting January 1, 2020. Rent expense totaled $750 and $1,500 for the three months and six months ended June 30, 2024 and 2023, respectively. The Company has recorded $1,750 and $250 as rent payable to the stockholder in accounts payable as of June 30, 2024 and December 31, 2023, respectively.

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

The Company executed three convertible promissory notes payable with a director (see Note E) for the principal amount of $125,000, and accrued interest payable of $71,170 and $63,690 as of June 30, 2024 and December 31, 2023, respectively.

NOTE 8 – STOCKHOLDERS' EQUITY

The Company has an authorized capital of 3,000,000,000 shares, $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock at June 30, 2024. The Company has 555,015,293 shares and 470,015,293 shares of common stock and Series A Preferred Stock 25,845 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.

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

From January 1, 2024 to June 30, 2024, the noteholder of Note F converted the principal balance of $45,045 and accrued interest of $1,955 into 85,000,000 shares of common stock. The shares issued were valued at the fair value of common stock on the date of issuance.

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

On March 18, 2022, the Board of Directors approved and adopted the 2022 Stock Incentive Plan (the “2022 Plan”). Awards may be made under the 2022 Plan for up to 20,000,000 shares of common stock of the Company, subject to adjustment as to the number and kind of shares awarded. Only employees and directors of the Company or an Affiliated company are eligible to receive Incentive Options under the 2022 Plan. The Company awarded 7,000,000 shares of the Company’s common stock to an officer and 7,000,000 shares of common stock to a director of the Company (see Note 4) vesting 1,500,000 shares vesting on the first anniversary on the date of issuance, 2,500,000 shares vesting on the second anniversary of the date of issuance, and 3,000,000 shares on the third anniversary of the date of issuance. In addition, on October 3, 2022, the Company awarded 300,000 shares of common stock to an advisor vesting 100,000 shares on the first anniversary date of issuance, 100,000 shares vesting on the second anniversary, and the remaining 100,000 vesting the third anniversary of the date of issuance. The common shares vested pursuant to the 2022 Plan amounted to 8,000,000 shares at June 30, 2024, and 3,000,000 shares at December 31, 2023, and the 6,300,000 shares remain unvested as of June 30, 2024. For the three months and six months ended June 30, 2024, the Company recorded $628 and $1,148 as stock compensation expense for 747,945 shares and 1,495,890 shares. 6,200,000 shares payable to an officer and a director that remain unvested as of June 30, 2024. Total shares payable to an officer, consultant and a director totaled 4,064,385 shares and 2,368,493 shares on June 30, 2024 and December 31, 2023, respectively.

Shares earned and issued related to the consulting agreements are issued under the 2017 Stock Incentive Plan and the 2019 Stock Incentive Plan (see Note 4).

Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange.

A summary of the status of the Company’s non-vested shares at June 30, 2024 and 2023 and changes during the six months ended, is presented below:

2022 Stock Incentive Plan	Shares of Common Stock	Weighted Average Exercise Price
Authorized shares per the 2022 Plan – 20,000,000 shares
Balance at December 31, 2022	14,300,000	$0.006146
Awarded	–	–
Vested	(3,000,000)	–
Forfeited	–	–
Balance at June 30, 2023	11,300,000	$0.006146

Balance at December 31, 2023	11,200,000	$0.006146
Awarded	3,100,000	–
Vested	(8,100,000)	–
Forfeited	–	–
Balance at June 30, 2024 – (Unvested)	6,200,000	$0.006146
Balance at June 30, 2024 – (Vested)	8,100,000	–
Total Options outstanding – June 30, 2024	14,300,000	$0.006146

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

The Company had 25,845 shares of Series A Preferred Stock issued and outstanding at June 30, 2024 and December 31, 2023, respectively.

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

•	115% of the stated value if the redemption takes place within 90 days of issuance
•	120% of the stated value if the redemption takes place after 90 days and within 120 days of issuance
•	125% of the stated value if the redemption takes place after 120 days and within 180 days of issuance; and
•	each share of Preferred Stock is redeemed one year from the day of issuance

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock recording a loss in connection with the change in fair market value of the derivative liability of $39,975 and $33,954 for the three months and six months ended June 30, 2024, and a loss of $23,960 and $24,159 for the three months and six months ended June 30, 2023, respectively. The Company recorded $2,513 and $5,026 as preferred stock dividend expense for the three months and six months ended June 30, 2024, and $2,513 and $4,999 as preferred dividend expense for the three months and six months ended June 30, 2023. The Company recorded $36,426 and $31,400 as preferred stock dividend payable as of June 30, 2024 and December 31, 2023, respectively. Derivative liability payable for this transaction totaled $106,621 and $72,667 at June 30, 2024 and December 31, 2023, and Series B Convertible Preferred Stock mezzanine liability was $84,000 at June 30, 2024 and December 31, 2023, respectively.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock and recorded a loss in connection with the change in fair market value of the derivative liability of $33,179 and $41,230 for the three months and six months ended June 30, 2024, and a loss of $29,094 and $29,336 for the three months and six months ended June 30, 2024 and 2023, respectively. The Company recorded preferred stock dividend expense of $3,052 and $6,103 for the three months and six months ended June 30, 2024, and $3,052 and $6,070 for the three months and six months ended June 30, 2023. The Company recorded $43,326 and $37,223 as preferred stock dividend payable as of June 30, 2024 and December 31, 2023, respectively. Derivative liability payable for this transaction totaled $96,290 and $88,238 at March 31, 2024 and December 31, 2023, and Series B Convertible Preferred Stock mezzanine liability was $129,468 and $88,239 at June 30, 2024 and December 31, 2023, respectively.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock recording a loss in connection with the change in fair market value of the derivative liability of $19,907 and $24,738 for the three months and six months ended June 30, 2024, and a loss of $17,457 and $17,602 for the three months and six months ended June 30, 2023. The Company recorded preferred stock dividend expense of $1,831 and $3,662 for the three months and six months ended June 30, 2024, and $1,831 and $3,642 for the three months and six months ended June 30, 2023, respectively. The Company recorded $18,571 and $14,909 as preferred stock dividend payable as of June 30, 2024 and December 31, 2023, respectively. Derivative liability payable for this transaction totaled $77,681 and $52,943 at June 30, 2024 and December 31, 2023, and Series B Convertible Preferred Stock mezzanine liability was $61,200 at June 30, 2024 and December 31, 2023, respectively.

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

On February 7, 2022 (the date of receipt of cash proceeds of $51,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $65,025, $14,025 as day one loss on the derivative, $10,200 as interest expense, and $10,200 as Series B Convertible Preferred Stock mezzanine liability, and $51,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss in connection with the change in fair market value of the derivative liability of $19,907 and $24,738 for the three months and six months ended June 30, 2024, and $$4,831 and a loss of $17,457 and $17,602 for the three months and six months ended June 30, 2023, respectively. In addition, the Company recorded $1,831 and 3,662 as preferred stock dividend expense for the three months and six months ended June 30, 2023, and preferred stock dividend payable to GHS on this derivative totaled $17,585 and $13,923 as of June 30, 2024 and December 31, 2023, respectively. Derivative liability payable for this transaction totaled $77,681 and $52,943 at June 30, 2024 and December 31, 2023, and Series B Convertible Preferred Stock mezzanine liability was $61,200 at June 30, 2024 and December 31, 2023, respectively.

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

On March 24, 2022 (the date of receipt of cash proceeds of $136,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $328,422, $192,422 as day one loss on the derivative, $27,200 as interest expense, and $27,200 as Series B Convertible Preferred Stock mezzanine liability, and $136,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss in connection with the change in fair market value of the derivative liability of $53,086 and $12,968 for the three months and six months ended June 30, 2024, and a loss of $46,551 and $46,164 for the three months and six months ended June 30, 2024 and 2023, respectively. In addition, the Company recorded preferred stock dividend expense of $4,883 and $9,765 for the three months and six months ended June 30, 2024, and $4,883 and $9,712 for the three months and six months ended June 30, 2023. Preferred stock dividend payable to GHS for this derivative totaled $44,480 and $34,715 at June 30, 2024 and December 31, 2023. Derivative liability payable for this transaction totaled $207,149 and $141,182 at June 30, 2024 and December 31, 2023, and Series B Convertible Preferred Stock mezzanine liability was $163,200 at June 30, 2024 and December 31, 2023, respectively.

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

On November 17, 2022 (the date of receipt of cash proceeds of $61,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $54,072, $6,928 as day one gain on the derivative, $12,200 as interest expense, $12,200 as Series B Convertible Preferred Stock mezzanine liability, and $61,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss in connection with the change in fair market value of the derivative liability of $23,811 and $29,588 for the three months and six months ended June 30,2024, and $20,879 and $20,706 for the three months and six months ended June 30, 2023, respectively. In addition, the Company recorded preferred stock dividend expense of $2,199 and $4,398 for the three months and six months ended June 30, 2024, and $2,190 and $4,356 for the three months and six months ended June 30, 2023. Preferred stock dividend payable to GHS for this derivative totaled $14,223 and $9,843 at June 30, 2024 and December 31, 2023. Derivative liability payable for this transaction totaled $92,913 and $63,324 at June 30, 2024 and December 31, 2023, and Series B Convertible Preferred Stock mezzanine liability was $73,200 at June 30, 2024 and December 31, 2023, respectively.

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

The Company recalculated the value of the derivative liability associated with the convertible note at June 30, 2024 and recorded a loss in connection with the change in fair market value of the derivative liability of $5,874 and $5,874 for the three months and six months ended June 30, 2024. In addition, the Company recorded preferred stock dividend expense of $2,226 and $4,452 for the three months and six months ended June 30, 2024, respectively. Preferred stock dividend payable to GHS for this derivative totaled $7,607 and $3,155, at June 30, 2024 and December 31, 2023, respectively. Derivative liability payable for this transaction totaled $94,495 and $64,411 at June 30, 2024 and December 31, 2023, and Series B Convertible Preferred Stock mezzanine liability was $74,400 at June 30, 2024 and December 31, 2023, respectively.

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

April 16, 2024

 On April 16, 2024, pursuant to the terms of the SPA, GHS purchased 20 shares of Series B Convertible Preferred Stock for gross proceeds of $17,600. The Company paid $2,400 in selling commissions to complete this financing.

On April 16, 2024 (the date of receipt of cash proceeds of $17,600 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $20,324, $321 as day one loss on the derivative, $4,000 as interest expense, and $24,000 as Series B Convertible Preferred Stock mezzanine liability, and $20,000 as amortization.

The Company recalculated the value of the derivative liability associated with the convertible note at June 30, 2024 and recorded a loss in connection with the change in fair market value of the derivative liability of $7,256 for the three months and six months ended June 30, 2024. In addition, the Company recorded preferred stock dividend expense of $592 for the three months and six months ended June 30, 2024, respectively. Preferred stock dividend payable to GHS for this derivative totaled $592 at June 30, 2024. Derivative liability payable for this transaction totaled $27,580 at June 30, 2024, and Series B Convertible Preferred Stock mezzanine liability was $24,000 at June 30, 2024.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0006 to $0.0007, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0007 to $0.0011, an expected dividend yield of 0%, expected volatility ranging from 186.23% to 205.33%, risk-free interest rates ranging from 5.09% to 5.18%, and an expected term of 1 years.

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

Dividends: Each share of Series C Convertible Preferred Stock shall be entitled to receive, and the Company shall pay, cumulative dividends of 12% per annum, payable quarterly, beginning on the Original Issuance Date and ending on the date that such share of Series C Convertible Preferred Share has been converted or redeemed (the “Dividend End Date”). Dividends may be paid in cash or in shares of Series C Convertible Preferred Stock. From and after the issuance date, in addition to the payment of dividends pursuant to Section 3 (a), each Holder shall be entitled to receive, and the Company shall pay, dividends on shares of Series C Convertible Preferred Stock equal to (on an as-if-converted-to-Common-Stock basis) and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. The Company shall pay no dividends on shares of the common stock unless it simultaneously complies with the previous sentence.

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

On March 31, 2024, the Company recalculated the value of the derivative liability associated with this convertible preferred stock recording a loss in connection with the change in fair market value of the derivative liability of $43,556 and $48,326 for the three months and six months ended June 30, 2024. The Company recorded $2,046 and $2,721 as preferred stock dividend expense for the three months and six months ended June 30, 2024. The Company recorded $2,721 as preferred stock dividend payable as of June 30, 2024. Derivative liability payable for this transaction totaled $88,995 at June 30, 2024 and Series C Convertible Preferred Stock mezzanine liability was $68,400 at June 30, 2024.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.00073 to $0.00113, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0007 to $0.00110, an expected dividend yield of 0%, expected volatility ranging from 196.52% to 202.70%, risk-free interest rates ranging from 4.94% to 5.09%, and an expected term of 1 year.

The following table represents the change in the fair value of the derivative liabilities for the six months ended June 30, 2024 and 2023, respectively.

	Level 1	Level 2	Level 3
Balance at December 31, 2022	$–	$–	$469,873
Change in the fair value of derivative liability	–	–	1,292
Balance at June 30, 2023	$–	$–	$471,165

Balance at December 31, 2023	$–	$–	$535,653
Additions to derivative liability	–	–	60,992
Change in the fair value of derivative liability	–	–	346,125
Balance at June 30, 2024	$–	$–	$942,770

As a result of issuance of derivative instruments, the Company recorded a derivative liability of $942,770 and $535,653 as of June 30, 2024 and December 31, 2023, Series B Convertible Preferred Stock liability of $643,200 and $619,200 as of June 30, 2024 and December 31, 2023, and Series C Convertible Preferred Stock Liability of $68,400 and $0, as of June 30, 2024 and December 31, 2024, respectively.

Warrants

A summary of the status of the Company’s warrants as of June 30, 2024 and 2023, and changes during the three months then ended, is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2022	2,868,397	$0.00084	1.4 Years
Issued	–	–
Expired/Forfeited	–	–
Outstanding at June 30, 2023	2,868,397	$0.00084	1.0 Years

Outstanding at December 31, 2023	2,868,397	0.00084	0.4 Years
Issued	–	–
Expired/Forfeited	(1,305,897)	–
Outstanding at June 30, 2024	1,562,500	$0.00084	0.2 Years

NOTE 9 – SUBSEQUENT EVENT

On August 5, 2024, the noteholder of Note E agreed to extend the maturity date of the Note E to August 2, 2025, for no additional consideration. All other terms of the promissory note remain the same.

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

The financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the quarterly periods ended June 30, 2024 and 2023 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

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

Results of Operations for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023 (Unaudited)

For the three months ended June 30, 2024, we did not earn any revenues and did not incur related cost of sales. Our operating expenses were $104,672 which included payroll costs of $50,000, amortization of intangible assets of $12,341, legal and professional fees of $33,241, and general and administrative expenses of $9,090. We recorded net other expense of $300,928 consisting of loss of $264,887 due to change in fair market value of derivative liability, loss on a derivative of $324 on Series C Convertible Preferred Stock, and interest expense of $35,717. We also recorded $21,163 as preferred stock dividend on convertible preferred stock for the three months ended June 30, 2024. As a result, we incurred a net loss of $426,763 for the three months ended June 30, 2024.

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

Results of Operations for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023 (Unaudited)

For the six months ended June 30, 2024, we earned revenues of $2,500 and recorded related cost of sales of $2,125. Our operating expenses were $171,354 which included payroll costs of $100,518, amortization of intangible assets of $24,682, legal and professional fees of $45,046, and general and administrative expenses of $1,108. We recorded net other expense of $436,039 consisting of loss of $346,126 due to change in fair market value of derivative liability, gain on a derivative of $27,833 on Series C Convertible Preferred Stock, and interest expense of $117,746. We also recorded $40,363 as preferred stock dividend on convertible preferred stock for the six months ended June 30, 2024. As a result, we incurred a net loss of $647,381 for the six months ended June 30, 2024.

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

No revenues were earned in Q2 2024 and, thus, revenues were substantially less than the same period in 2023. Revenue growth for the rest of 2024 will be challenging given the difficulty in raising additional capital to fuel sales and drive marketing efforts. Potential future revenue growth depends on our ability to raise said capital and the following factors:

•	Our DOT Bridge Monitoring Contract ended in December 2023 but our Structural Health Monitoring (“SHM”) vertical is the foundation of our future revenue stream. Discussions continue with our main contractor to the DOT for extension and expansion contracts. Additional prospects with our current DOT state and DOT contacts in two other northeast states continue to be pursued but may not convert to contracts for another 10-12 months. Projects with local municipalities in our current northeast state also continue to be prospected and may convert to contracts before the end of 2024, as they are based on potential state grants and not dependent on state or municipal budget cycles.

•	Our Smart Manufacturing vertical is another potential source of future revenue based on the strong use case developed from our CNC POC and SaaS contracts over the past year. Although the SaaS contract ended in May 2024, the tool cost savings exceeded our projections, and we believe the customer will continue to benefit from the insights we provided. The customer will continue to endorse our capabilities and services, including promotional video material previously released and pending. We believe their endorsement and promotional videos are valuable collateral to prospect future Smart Manufacturing CNC business. Additional POCs for other discrete manufacturing processes, including metal stamping, plastic injection molding, plastic extrusion, and automated assembly and test are also potential avenues of future revenue streams.

•	Our strategic partnership continues to be our greatest asset. The strength of our Aingura IIoT, S.L. partnership provides supplemental expertise, equipment and software, which ensures our ability to bring value to our prospective customers.

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

Liquidity and Capital Resources for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023 (Unaudited)

At June 30, 2024, we reported a cash balance of $8,262 as a result of an increase of $7,618 from $644 cash balance at December 31, 2023. This increase was primarily as a result of net cash of $17,600 provided by financing activities.

 ___________________

1 https://www.marketsandmarkets.com/Market-Reports/industry-4-market-102536746.html

2 https://www.marketsandmarkets.com/Market-Reports/structural-health-monitoring-market-101431220.html

Operating Activities

Net cash flows provided by operating activities for the six months ended June 30, 2024 was $9,982, primarily attributed to the net loss of $647,381, amortization of intangible assets of $24,682, and net increase in operating assets and liabilities of $612,717. The Company recorded changes in operating assets and liabilities primarily attributable to decrease in accounts receivable of $5,460, increase in accounts payable of $41,937, increase in accrued liabilities of $90,084, increase in derivative liabilities of $407,117, increase in shares payable to related parties of $1,148, and increase in salaries payable to related parties of $66,971.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 and 2023 was $0.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $17,600 due to cash received of $20,000 from equity financing of convertible preferred stock, net of cash payment of $2,400 in fees paid in connection with the capital raise. Net cash provided by financing activities for the six months ended June 30, 2023 was $53,111, primarily due to sales of our common stock of $54,195 and paying $1,084 in costs incurred in raising capital.

As a result of the above activities, the Company recorded an increase of $7,618 in cash for the six months ended June 30, 2024, and a decrease of $25,440 in cash for the six months ended June 30, 2023, respectively.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $2,687,848, net loss incurred for the six months ended June 30, 2024 of $647,381, and has an accumulated deficit of $11,090,978 as of June 30, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Clifford L. Emmons, who serves as our principal executive officer, and to the Company’s Interim Chief Financial Officer, Karen McNemar, who serves as our principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Emmons and Ms. McNemar, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2024. Based on their evaluation, Mr. Emmons and Ms. McNemar concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 2024, pursuant to the terms of the SPA, GHS purchased 20 shares of Series B Convertible Preferred Stock for gross proceeds of $17,600.

This sale was exempt under Rule 506(b) under Regulation D. GHS is an “accredited investor” as defined in Rule 501 under the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising in connection with the issuance of the Preferred Stock. Selling commissions in the amount of $440 were paid to J.H. Darbie & Co.

Item 5. Other Information

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

IIOT-OXYS, Inc.

Date: August 19, 2024	By	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2024	By	/s/ Karen McNemar
Karen McNemar, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

