Form 10-Q
period 2024-09-30
IIOT-OXYS, Inc.
filed 2025-01-10
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the registrant’s common stock on January 9, 2025, was 555,015,293.

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to IIOT-OXYS, Inc., a Nevada corporation, and as applicable to its wholly owned subsidiaries, OXYS Corporation, a Nevada corporation, and HereLab, Inc., a Delaware corporation.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$3,181	$644
Accounts receivable, net	–	5,460
Prepaid expenses and other current assets	2,306	2,306
Total Current Assets	5,487	8,410

Intangible assets, net	161,926	199,085
Total Assets	$167,413	$207,495

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$349,431	$219,551
Accrued liabilities	648,636	534,138
Deferred revenue	31,425	31,425
Notes payable - current	393,942	435,000
Shares payable to related parties	17,205	15,225
Salaries payable to related parties	487,150	380,579
Derivative liabilities	879,268	535,653
Total Current Liabilities	2,807,057	2,151,571

Notes payable	–	58,988
Due to stockholders	1,000	1,000
Total Liabilities	2,808,057	2,211,559

Commitments and Contingencies (Note 4)

Series B Convertible Preferred Stock, 600 shares designated, $0.001 Par Value, $1,200 stated value; 536 shares and 516 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively. Liquidation preference $643,200 and $619,200 at September 30, 2024 and December 31, 2023, respectively	643,200	619,200

Series C Convertible Preferred Stock, 5,000 shares designated, $0.001 Par Value, $1,200 stated value; 57 shares and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively. Liquidation preference $68,400 and $0 at September 30, 2024 and December 31, 2023, respectively	68,400	–

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 Shares authorized
Series A Preferred Stock, 25,845 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	26	26
Common Stock $0.001 Par Value, 3,000,000,000 shares authorized; 555,015,293 shares and 470,015,293 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	555,016	470,016
Additional paid in capital	7,309,891	7,350,291
Accumulated deficit	(11,217,177)	(10,443,597)
Total Stockholders' Equity (Deficit)	(3,352,244)	(2,623,264)

Total Liabilities and Stockholders' Equity	$167,413	$207,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$–	$19,714	$2,500	$98,286

Cost of Sales	–	4,871	2,125	30,330

Gross Profit	–	14,843	375	67,956

Operating Expenses
General and administrative	143,354	89,795	290,027	373,734
Amortization of intangible assets	12,477	12,477	37,159	37,023
Total Operating Expenses	155,831	102,272	327,186	410,757

Other Income (Expense)
Gain (loss) on change in FMV of derivative liability	63,503	122,089	(282,623)	(34,600)
Gain on derivative	–	321	27,833	321
Interest income	–	8,205	–	19,983
Interest expense	(12,348)	(88,477)	(130,093)	(117,001)
Total Other Income (Expense)	51,155	42,138	(384,883)	(131,297)

Net Loss Before Income Taxes	(104,676)	(45,291)	(711,694)	(474,098)

Provision for Income Tax	–	–	–	–

Net Loss	$(104,676)	$(45,291)	$(711,694)	$(474,098)

Convertible Preferred Stock Dividend	(21,523)	(17,383)	(61,886)	(49,803)

Net Loss Attributable to Common Stockholders	$(126,199)	$(62,674)	$(773,580)	$(523,901)

Net Profit (Loss) Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding Attributable to Common Stockholders - Basic and Diluted	555,015,293	406,815,293	542,679,527	395,579,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

For the Three Months Ended September 30, 2024

	Preferred Stock		Common Stock
	Series A	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance - June 30, 2024	25,845	26	555,015,293	555,016	7,309,891	(11,090,978)	(3,226,045)
Net loss	–	–	–	–	–	(126,199)	(126,199)
Balance - September 30, 2024	25,845	$26	555,015,293	555,016	7,309,891	(11,217,177)	(3,352,244)

For the Nine Months Ended September 30, 2024

	Preferred Stock		Common Stock
	Series A	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance - December 31, 2023	25,845	26	470,015,293	470,016	7,350,291	(10,443,597)	(2,623,264)
Common stock issued for conversion of convertible note payables	–	–	85,000,000	85,000	(38,000)	–	47,000
Costs incurred for capital raise	–	–	–	–	(2,400)	–	(2,400)
Net Loss	–	–	–	–	–	(773,580)	(773,580)
Balance - September 30, 2024	25,845	26	555,015,293	555,016	7,309,891	(11,217,177)	(3,352,244)

For the Three Months Ended September 30, 2023

	Preferred Stock		Common Stock
	Series A	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance - June 30, 2023	25,845	$26	406,815,293	$406,816	$7,181,597	$(9,768,364)	$(2,179,925)
Sales commission paid on capital raise	–	–	–	–	(1,240)	–	(1,240)
Net loss	–	–	–	–	–	(62,674)	(62,674)
Balance - September 30, 2023	25,845	$26	406,815,293	$406,816	$7,180,357	$(9,831,038)	$(2,243,839)

For the Nine Months Ended September 30, 2023

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance - December 31, 2022	25,845	$26	352,174,584	$352,175	$7,141,877	$(9,307,137)	$(1,813,059)
Common stock issued for financing commitments	–	–	31,603,364	31,603	22,592	–	54,195
Sales commissions paid on capital raise	–	–	–	–	(2,324)	–	(2,324)
Common stock issued for services	–	–	250,000	250	575	–	825
Common stock issued for conversion of convertible note payable	–	–	22,787,345	22,788	17,637	–	40,425
Net loss	–	–	–	–	–	(523,901)	(523,901)
Balance - September 30, 2023	25,845	$26	406,815,293	$406,816	$7,180,357	$(9,831,038)	$(2,243,839)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(773,580)	$(523,901)
Adjustments to reconcile net loss to net cash (used) by operating activities
Stock compensation expense for services	–	825
Discount on note receivable	–	(2,805)
Amortization of debt discount on notes payable and preferred stock	4,000	12,400
Amortization of intangible assets	37,159	37,023
Changes in Operating Assets and Liabilities
Decrease in accounts receivable	5,460	18,021
Increase in prepaid expenses and other current assets	–	(10,028)
Increase (decrease) in accounts payable	145,234	(38,108)
Increase in accrued liabilities	114,498	125,434
Increase in derivative liability	343,615	96,279
Decrease in unearned interest	–	(5,151)
Increase in shares payable to related parties	1,980	3,870
Increase in salaries payable to related parties	106,571	156,724
Net Cash Used in Operating Activities	(15,063)	(129,417)

Cash Flows from Investing Activities
Cash paid for note receivable	–	–
Net Cash used in Investing Activities	–	–

Cash Flows From Financing Activities
Cash received from sale of common stock, net	–	54,195
Cash received from sale of Series B Preferred Stock	20,000	62,000
Cash payments of offering costs	(2,400)	(2,324)
Net Cash Provided By Financing Activities	17,600	113,871

Net Increase (Decrease) in Cash and Cash Equivalents	2,537	(15,546)

Cash and Cash Equivalents - Beginning of Period	644	33,336

Cash and Cash Equivalents - End of Period	$3,181	$17,790

Supplement Disclosures of Cash Flow Information
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Conversion of convertible notes payable and derivative liabilities	$85,000	$40,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2024 and 2023

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $2,801,570, net loss incurred for the nine months ended September 30, 2024 of $773,580, and has an accumulated deficit of $11,217,177 as of September 30, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. These accounting policies conform to the generally accepted accounting principles (the “GAAP”) in all material respects and have been consistently applied in preparing the accompanying consolidated financial statements.

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2023, filed with the SEC on July 2, 2024.

Principles of Consolidation

The consolidated condensed financial statements for September 30, 2024 and 2023, respectively, include the accounts of the Company, and its wholly-owned subsidiaries OXYS Corporation and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

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

NOTE 3 – INTANGIBLE ASSETS

The Company’s intangible assets comprise of intellectual property revolving around their field tests, sensor integrations, and board designs. Intangible assets, net of amortization amounted to $161,926 and $199,085 at September 30, 2024 and December 31, 2023, respectively.

	September 30, 2024	December 31, 2023
Intangible Assets	$495,000	$495,000
Accumulated amortization	(333,074)	(295,915)
Intangible Assets, net	$161,926	$199,085

The Company determined that none of its intangible assets were impaired as of September 30, 2024 and December 31, 2023, respectively. Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives of ten years. The amortization expense of finite-lived intangibles was $12,477 and $37,159 for the three months and nine months ended September 30, 2024 compared to $12,477 and $37,023 for the three months and nine months ended September 30, 2023, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 30, 2024:

Amortization Expense
2024 (Remainder of the year)	$12,341
2025	49,500
2026	49,500
2027	49,500
Thereafter	1,085
Total	$161,926

NOTE 4 – COMMITMENTS AND CONTINGENCIES

In prior years, the Company entered into consulting agreements with one director, three executive officers, and one engineer of the Company, which included commitments to issue shares of the Company’s common stock from the Company’s 2017 Stock Incentive Plan and 2019 Stock Incentive Plans. The authorized shares pursuant to the 2017 Stock Incentive Plan were 4,500,000 shares, and per 2019 Stock Incentive Plan were 5,000,000 shares. All the consulting agreements have been terminated and shares have been issued in conjunction with the related separation agreements. According to the terms of the agreements, 3,547,788 shares were vested and issued per the Company’s 2017 Stock Incentive Plan as of September 30, 2024 and December 31, 2023, and 3,530,000 shares were vested and issued per the Company’s 2019 Stock Incentive Plan as of September 30, 2024 and December 31, 2023, respectively.

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

On March 18, 2022, the Company adopted 2022 Stock Incentive Plan and reserved for issuance 20,000,000 shares of common stock for incentivizing its management team. Pursuant to the terms of the 2022 Plan, 8,100,000 shares of common stock were vested and 3,100,000 shares were issued as of September 30, 2024 and December 31, 2023, respectively.

Employment Agreement – CEO

On June 2, 2022, the Board approved an Employment Agreement with the CEO dated effective April 1, 2022 whereby, the CEO will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the CEO an aggregate of 7,000,000 shares of the Company’s common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2025. The shares are valued at 90% of the average market price of the shares of 30 trading days at the end of each quarter. The Company has recorded $247,520 and $199,053 in salaries payable to the CEO as of September 30, 2024 and December 31, 2023, respectively.

Employment Agreement – COO/Interim CFO

On June 2, 2022, the Board approved an Employment Agreement with the COO/Interim CFO dated effective April 1, 2022, whereby, the officer will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the COO/Interim CFO an aggregate of 7,000,000 shares of the Company common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2025. The shares are valued at 90% of the average market price of the shares of 30 trading days at the end of each quarter. The Company recorded $239,630 and $181,526 in salaries payable to the COO/Interim CFO as of September 30, 2024 and December 31, 2023, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the outstanding balance of convertible notes payable, interest and conversion rates as of September 30, 2024 and December 31, 2023, respectively.

		September 30, 2024 (Unaudited)	December 31, 2023

A.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at the lowest VWAP of $0.001 per share. The balance of principal and accrued and unpaid interest is payable on maturity on March 1, 2025. The note is secured by substantially all the assets of the Company.	$205,000	$205,000

B.	Convertible note payable to an investor with interest at 5% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable annually with the balance of principal and interest due on maturity on March 1, 2024. The note is secured by substantially all the assets of the Company.	–	55,000

D.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at the lowest VWAP of $0.001 per share. The balance of principal and accrued and unpaid interest is payable on maturity on March 1, 2025. The note is secured by substantially all the assets of the Company.	50,000	50,000

E.	Convertible note payable to a related party with interest at 12% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on August 2, 2025. The note is secured by substantially all the assets of the Company.	125,000	125,000

G.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.0009 per share. Note was issued as payment for future fees to be incurred under the related Equity Financing Agreement. Principal and interest due on maturity on April 29, 2025. The note is secured by substantially all the assets of the Company.	13,942	58,988
		393,942	493,988
	Less current portion	(393,942)	(435,000)
	Long term portion	$–	$58,988

A. January 18, 2018 Convertible Note and Warrants (“Note A”)

On March 14, 2022, the noteholder of Note A agreed to extend the maturity date of March 1, 2022 of the Senior Secured Convertible Promissory Note to March 1, 2023, in exchange for the reduction of the conversion price to $0.008 per share, and all prior Events of Default (as defined in the Note A) including penalties were waived, and all future Events of Default (as defined in the Note A) pertaining to the future payment of interest were waived through maturity. On July 21, 2023, the noteholder of Note A agreed to extend the maturity date to March 1, 2024 and then Note A was automatically extended for one-year term to March 1, 2025 unless written notice of objection was provided by the noteholder. The Note A is convertible into shares of common stock on March 31, 2025 at the lowest VWAP of $0.001 per share during the look back period, provided:

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

The Company recorded interest expense of $6,201 and $18,467 for the three months and nine months ended September 30, 2024 compared to $6,201 and $18,400 for the same periods ended September 30, 2023, respectively. Accrued interest payable on Note A was $202,935 and $184,468 as of September 30, 2024 and December 31, 2023, respectively. The principal balance payable on Note A amounted to $205,000 at September 30, 2024 and December 31, 2023, respectively.

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

The Company recorded interest expense of $0 and $233 for the three months and nine months ended September 30, 2024 and $693 and $2,057 for the three months and nine months ended September 30, 2023, respectively. This note and accrued interest is due to a related party. Accrued interest payable on Note B totaled $0 and $13,592 as of September 30, 2024 and December 31, 2023, respectively. The principal balance payable on Note B amounted to $0 and $55,000 at September 30, 2024 and December 31, 2023, respectively.

D. March 2019 Convertible Note and Warrants (“Note D”)

On March 14, 2022, the noteholder of Note D agreed to extend the maturity date of March 1, 2022 of the Senior Secured Convertible Promissory Note to March 1, 2023, in exchange for the reduction of the conversion price to $0.008 per share, and all prior Events of Default (as defined in the Note D) including penalties were waived, and all future Events of Default (as defined in the Note D) pertaining to the future payment of interest were waived through maturity. On July 21, 2023, the noteholder of Note D agreed to extend the maturity date to March 1, 2024 and then Note D was automatically extended for one-year term to March 1, 2025 unless written notice of objection was provided by the noteholder. The Note D is convertible into shares of common stock at March 31, 2024 at the lowest VWAP of $0.001 per share during the look back period (see “Note A” above).

The Company recorded interest expense of $1,512 and $4,504 for the three months and nine months ended September 30, 2024, and $1,512 and $4,487 for the three months and nine months ended September 30, 2023, respectively. Accrued interest payable on Note D totaled $31,202 and $26,697 at September 30, 2024 and December 31, 2023, respectively. The principal balance payable on Note D amounted to $50,000 at September 30, 2024 and December 31, 2023, respectively.

E. August 2019 Convertible Note and Warrants (“Note E”)

On August 5, 2024, the noteholder of Note E agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to August 2, 2025 for no additional consideration. All other terms and conditions of the Note E remained the same.

The Company recorded interest expense of $3,781 and $11,260 on Note E for the three months and nine months ended September 30, 2024, and $3,781 and $11,219 for the three months and nine months ended September 30, 2023, respectively. Accrued interest payable on Note E was $74,950 and $63,690 at September 30, 2024 and December 31, 2023, respectively. This note is payable to a related party. The principal balance payable on Note E amounted to $125,000 as of September 30, 2024 and December 31, 2023, respectively.

G . July 2020 Equity Financing Arrangement (“Note G”)

On April 29, 2022, the noteholder of Note G agreed to extend the maturity date of the Secured Convertible Promissory Note to April 29, 2023. On May 1, 2023, the noteholder of Note G agreed to extend the maturity date of the Secured Convertible Promissory Note to April 29, 2025. All other terms and conditions of the Note G remained the same.

During the three months ended March 31, 2024, the noteholder of Note G converted principal amount of $45,045 and accrued interest of $1,955 in exchange for 85,000,000 shares of common stock of the Company.

The Company recorded interest expense on Note G $351 and $840 for the three months and nine months ended September 30, 2024, and $1,890 and $5,609 for the three months and nine months ended September 30, 2023, respectively. Accrued interest payable on Note G was $772 and $0 as of September 30, 2024 and December 31, 2023, respectively. The principal balance payable of Note G amounted to $13,942 and $58,988 at September 30, 2024 and December 31, 2023, respectively.

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders (basic)	$(126,199)	$(62,674)	$(773,580)	$(523,901)
Shares used to compute net loss per common share, basic and diluted	555,015,293	406,815,293	542,679,527	395,579,178
Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the nine months ended September 30, 2024 and 2023, respectively, because their inclusion would be anti-dilutive:

	As of September 30,
	2024	2023
Warrants to purchase common stock	312,500	2,868,397
Potentially issuable shares related to convertible notes payable and convertible preferred stock	743,520,902	866,579,598
Potentially issuable vested shares to directors and officers	8,100,000	3,000,000
Potentially issuable unvested shares to directors and officers	6,200,000	11,300,000
Total anti-dilutive common stock equivalents	758,133,402	883,747,995

NOTE 7 – RELATED PARTIES

At September 30, 2024 and December 31, 2023, respectively, the amount due to two stockholders was $1,000 relating to depositing funds for opening bank accounts for the Company. The Company leases its current office facility from these stockholders on a month-to-month basis at a monthly rent of $250 starting January 1, 2020. Rent expense totaled $750 and $2,250 for the three months and nine months ended September 30, 2024 and 2023, respectively. The Company has recorded $2,500 and $250 as rent payable to the stockholder in accounts payable as of September 30, 2024 and December 31, 2023, respectively.

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

The Company executed three convertible promissory notes payable with a director (see Note E) for the principal amount of $125,000 and recorded accrued interest payable of $74,950 and $63,690 as of September 30, 2024 and December 31, 2023, respectively.

NOTE 8 – STOCKHOLDERS' EQUITY

The Company has an authorized capital of 3,000,000,000 shares, $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock at September 30, 2024. The Company has 555,015,293 shares and 470,015,293 shares of common stock and Series A Preferred Stock 25,845 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.

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

From January 1, 2024 to September 30, 2024, the noteholder of Note G converted the principal balance of $45,045 and accrued interest of $1,955 into 85,000,000 shares of common stock. The shares issued were valued at the fair value of common stock on the date of issuance.

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

On March 18, 2022, the Board of Directors approved and adopted the 2022 Stock Incentive Plan (the “2022 Plan”). Awards may be made under the 2022 Plan for up to 20,000,000 shares of common stock of the Company, subject to adjustment as to the number and kind of shares awarded. Only employees and directors of the Company or an Affiliated company are eligible to receive Incentive Options under the 2022 Plan. The Company awarded 7,000,000 shares of the Company’s common stock to an officer and 7,000,000 shares of common stock to a director of the Company (see Note 4) vesting 1,500,000 shares vesting on the first anniversary on the date of issuance, 2,500,000 shares vesting on the second anniversary of the date of issuance, and 3,000,000 shares on the third anniversary of the date of issuance. In addition, on October 3, 2022, the Company awarded 300,000 shares of common stock to an advisor vesting 100,000 shares on the first anniversary date of issuance, 100,000 shares vesting on the second anniversary, and the remaining 100,000 vesting the third anniversary of the date of issuance. The common shares vested pursuant to the 2022 Plan amounted to 8,100,000 shares at September 30, 2024, and 3,100,000 shares at December 31, 2023, and the 6,200,000 shares remain unvested as of September 30, 2024. For the three months and nine months ended September 30, 2024, the Company recorded $833 and $1,980 as stock compensation expense for 756,164 shares and 2,252,054 shares, respectively. 6,200,000 shares payable to an officer and a director that remain unvested as of September 30, 2024. Total shares payable to an officer, consultant and a director totaled 4,820,548 shares and 2,368,493 shares on September 30, 2024 and December 31, 2023, respectively.

Shares earned and issued related to the consulting agreements are issued under the 2017 Stock Incentive Plan and the 2019 Stock Incentive Plan (see Note 4).

Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange.

A summary of the status of the Company’s non-vested shares at September 30, 2024 and 2023 and changes during the nine months ended, is presented below:

2022 Stock Incentive Plan	Shares of Common Stock	Weighted Average Exercise Price
Authorized shares per the 2022 Plan – 20,000,000 shares
Balance at December 31, 2022	–	$–
Awarded	14,300,000	0.006146
Vested	–	–
Forfeited	–	–
Balance at September 30, 2023	14,300,000	$0.006146

Balance at December 31, 2023	11,200,000	$0.006146
Awarded	3,100,000	–
Vested	(8,100,000)	–
Forfeited	–	–
Balance at September 30, 2024 – (Unvested)	6,200,000	$0.006146
Balance at September 30, 2024 – (Vested)	8,100,000	–
Total Options outstanding – September 30, 2024	14,300,000	$0.006146

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

The Company had 25,845 shares of Series A Preferred Stock issued and outstanding at September 30, 2024 and December 31, 2023, respectively.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock recording a loss in connection with the change in fair market value of the derivative liability of $2,252 and $36,206 for the three months and nine months ended September 30, 2024, and a gain of $19,811 and a loss of $4,348 for the three months and nine months ended September 30, 2023, respectively. The Company recorded $2,541 and $7,567 as preferred stock dividend expense for the three months and nine months ended September 30, 2024, and $2,541 and $7,539 as preferred dividend expense for the three months and nine months ended September 30, 2023. The Company recorded $38,967 and $31,400 as preferred stock dividend payable as of September 30, 2024 and December 31, 2023, respectively. Derivative liability payable for this transaction totaled $108,873 and $72,667 at September 30, 2024 and December 31, 2023, and Series B Convertible Preferred Stock mezzanine liability was $84,000 at September 30, 2024 and December 31, 2023, respectively.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock, and recorded a loss in connection with the change in fair market value of the derivative liability of $2,734 and $43,964 for the three months and nine months ended September 30, 2024, and recorded a gain of $24,056 and a loss of $5,280 for the three months and nine months ended September 30, 2023, respectively. The Company recorded preferred stock dividend expense of $3,085 and $9,188 for the three months and nine months ended September 30, 2024, and $3,085 and $9,155 for the three months and nine months ended September 30, 2023. The Company recorded $46,411 and $37,223 as preferred stock dividend payable as of September 30, 2024 and December 31, 2023, respectively. Derivative liability payable for this transaction totaled $132,203 and $88,238 at September 30, 2024 and December 31, 2023, and Series B Convertible Preferred Stock mezzanine liability was $102,000 at September 30, 2024 and December 31, 2023, respectively.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock, and recorded a loss in connection with the change in fair market value of the derivative liability of $1,641 and $26,379 for the three months and nine months ended September 30, 2024, and a gain of $14,434 and a loss of $3,168 for the three months and nine months ended September 30, 2023. The Company recorded preferred stock dividend expense of $1,851 and $5,513 for the three months and nine months ended September 30, 2024, and $1,851 and $5,493 for the three months and nine months ended September 30, 2023, respectively. The Company recorded $20,422 and $14,909 as preferred stock dividend payable as of September 30, 2024 and December 31, 2023, respectively. Derivative liability payable for this transaction totaled $79,322 and $52,943 at September 30, 2024 and December 31, 2023, and Series B Convertible Preferred Stock mezzanine liability was $61,200 at September 30, 2024 and December 31, 2023, respectively.

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

On February 7, 2022 (the date of receipt of cash proceeds of $51,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $65,025, $14,025 as day one loss on the derivative, $10,200 as interest expense, and $10,200 as Series B Convertible Preferred Stock mezzanine liability, and $51,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss in connection with the change in fair market value of the derivative liability of $1,641 and $26,379 for the three months and nine months ended September 30, 2024, and recording a gain of $14,434 and a loss of $19,952 for the three months and nine months ended September 30, 2023, respectively. In addition, the Company recorded $1,851 and $5,513 as preferred stock dividend expense for the three months and nine months ended September 30, 2023, and preferred stock dividend payable to GHS on this derivative totaled $19,436 and $13,923 as of September 30, 2024 and December 31, 2023, respectively. Derivative liability payable for this transaction totaled $79,322 and $52,943 at September 30, 2024 and December 31, 2023, and Series B Convertible Preferred Stock mezzanine liability was $61,200 at September 30, 2024 and December 31, 2023, respectively.

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

On March 24, 2022 (the date of receipt of cash proceeds of $136,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $328,422, $192,422 as day one loss on the derivative, $27,200 as interest expense, and $27,200 as Series B Convertible Preferred Stock mezzanine liability, and $136,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss in connection with the change in fair market value of the derivative liability of $4,375 and $70,341 for the three months and nine months ended September 30, 2024, and a gain of $38,490 and a loss of $8,448 for the three months and nine months ended September 30, 2023, respectively. In addition, the Company recorded preferred stock dividend expense of $4,936 and $17,701 for the three months and nine months ended September 30, 2024, and $4,936 and $14,648 for the three months and nine months ended September 30, 2023. Preferred stock dividend payable to GHS for this derivative totaled $49,416 and $34,715 at September 30, 2024 and December 31, 2023. Derivative liability payable for this transaction totaled $211,524 and $141,182 at September 30, 2024 and December 31, 2023, and Series B Convertible Preferred Stock mezzanine liability was $163,200 at September 30, 2024 and December 31, 2023, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0006 to $0.0096, the closing stock price of the Company's common stock on the date of valuation ranging from $0.00065 to $0.00183, an expected dividend yield of 0%, expected volatility ranging from 160.35% to 202.70%, risk-free interest rates ranging from 1.55% to 5.46%, and an expected term of 1.48 to 1.5 years.

November 17, 2022

On November 17, 2022, pursuant to the terms of the SPA, GHS purchased an additional 61 shares of Series B Convertible Preferred Stock for gross proceeds of $61,000. The Company paid $1,220 in selling commissions to complete this financing.

On November 17, 2022 (the date of receipt of cash proceeds of $61,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $54,072, $6,928 as day one gain on the derivative, $12,200 as interest expense, $12,200 as Series B Convertible Preferred Stock mezzanine liability, and $61,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss in connection with the change in fair market value of the derivative liability of $1,962 and $31,551 for the three months and nine months ended September 30, 2024, and recorded a gain of $17,264 and a loss of $3,789 for the three months and nine months ended September 30, 2023, respectively. In addition, the Company recorded preferred stock dividend expense of $2,214 and $6,594 for the three months and nine months ended September 30, 2024, and $2,214 and $6,570 for the three months and nine months ended September 30, 2023. Preferred stock dividend payable to GHS for this derivative totaled $16,437 and $9,843 at September 30, 2024 and December 31, 2023. Derivative liability payable for this transaction totaled $94,875 and $63,324 at September 30, 2024 and December 31, 2023, and Series B Convertible Preferred Stock mezzanine liability was $73,200 at September 30, 2024 and December 31, 2023, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0006 to $0.0020, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0006 to $0.0022, an expected dividend yield of 0%, expected volatility ranging from 174.58% to 201.59%, risk-free interest rates ranging from 4.68% to 5.46%, and an expected term of 1.5 years.

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

The Company recalculated the value of the derivative liability associated with the convertible note at September 30, 2024 and recorded a loss in connection with the change in fair market value of the derivative liability of $1,992 and $32,077 for the three months and nine months ended September 30, 2024, and recorded a loss of $6,400 for the three months and nine months ended September 30, 2023. In addition, the Company recorded preferred stock dividend expense of $2,250 and $6,702 for the three months and nine months ended September 30, 2024, and $905 for the three months and nine months ended September 30, 2023, respectively. Preferred stock dividend payable to GHS for this derivative totaled $9,857 and $3,155, at September 30, 2024 and December 31, 2023, respectively. Derivative liability payable for this transaction totaled $96,487 and $64,411 at September 30, 2024 and December 31, 2023, and Series B Convertible Preferred Stock mezzanine liability was $74,400 at September 30, 2024 and December 31, 2023, respectively.

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

The Company recalculated the value of the derivative liability associated with the convertible note at September 30, 2024 and recorded a loss in connection with the change in fair market value of the derivative liability of $694 and $7,950 for the three months and nine months ended September 30, 2024. In addition, the Company recorded preferred stock dividend expense of $726 and $1,318 for the three months and nine months ended September 30, 2024, respectively. Preferred stock dividend payable to GHS for this derivative totaled $1,318 at September 30, 2024. Derivative liability payable for this transaction totaled $28,274 at September 30, 2024, and Series B Convertible Preferred Stock mezzanine liability was $24,000 at September 30, 2024.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0006 to $0.0009, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0007 to $0.0014, an expected dividend yield of 0%, expected volatility ranging from 186.23% to 205.33%, risk-free interest rates ranging from 4.05% to 5.18%, and an expected term of 1 years.

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

On March 31, 2024, the Company recalculated the value of the derivative liability associated with this convertible preferred stock recording a loss in connection with the change in fair market value of the derivative liability of $2,950 and $7,720 for the three months and nine months ended September 30, 2024. The Company recorded $2,068 and $4,790 as preferred stock dividend expense for the three months and nine months ended September 30, 2024. The Company recorded $4,790 as preferred stock dividend payable as of September 30, 2024. Derivative liability payable for this transaction totaled $48,389 at September 30, 2024 and Series C Convertible Preferred Stock mezzanine liability was $68,400 at September 30, 2024.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.00073 to $0.00138, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0007 to $0.0014, an expected dividend yield of 0%, expected volatility ranging from 196.52% to 202.70%, risk-free interest rates ranging from 4.05% to 5.09%, and an expected term of 1 year.

The following table represents the change in the fair value of the derivative liabilities for the nine months ended September 30, 2024 and 2023, respectively.

	Level 1	Level 2	Level 3
Balance at December 31, 2022	$–	$–	$469,873
Additions to derivative liability	–	–	61,680
Change in the fair value of derivative liability	–	–	34,600
Balance at September 30, 2023	$–	$–	$566,153

Balance at December 31, 2023	$–	$–	$535,653
Additions to derivative liability	–	–	60,992
Change in the fair value of derivative liability	–	–	282,623
Balance at September 30, 2024	$–	$–	$879,268

As a result of issuance of derivative instruments, the Company recorded a derivative liability of $879,268 and $535,653 as of September 30, 2024 and December 31, 2023, Series B Convertible Preferred Stock liability of $643,200 and $619,200 as of September 30, 2024 and December 31, 2023, and Series C Convertible Preferred Stock Liability of $68,400 and $0, as of September 30, 2024 and December 31, 2024, respectively.

Warrants

A summary of the status of the Company’s warrants as of September 30, 2024 and 2023, and changes during the nine months then ended, is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2022	2,868,397	$0.00084	1.4 Years
Issued	–	–
Expired/Forfeited	–	–
Outstanding at September 30, 2023	2,868,397	$0.00084	0.7 Years

Outstanding at December 31, 2023	2,868,397	0.00084	0.4 Years
Issued	–	–
Expired/Forfeited	(2,555,897)	–
Outstanding at September 30, 2024	312,500	$0.00084	0.1 Years

NOTE 9 – SUBSEQUENT EVENT

On October 3, 2024, GHS Investments entered into a financing arrangement and purchased 43 shares of Series B Convertible Preferred Stock, $0.001 par value, $1,200 stated value, for a cash consideration of $39,140, pursuant to the terms of Security Purchase Agreement.

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

The financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the quarterly periods ended September 30, 2024 and 2023 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

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

Results of Operations for the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023 (Unaudited)

For the three months ended September 30, 2024, we did not earn any revenues and did not incur related cost of sales. Our operating expenses were $155,831 which included payroll costs of $50,000, amortization of intangible assets of $12,477, legal and professional fees of $84,279, and general and administrative expenses of $8,242. We recorded net other income of $51,155 consisting of gain of $63,503 due to change in fair market value of derivative liability, and interest expense of $12,348. We also recorded $21,523 as preferred stock dividend on convertible preferred stock for the three months ended September 30, 2024. As a result, we incurred a net loss of $126,199 for the three months ended September 30, 2024.

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

Results of Operations for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023 (Unaudited)

For the nine months ended September 30, 2024, we earned revenues of $2,500 and recorded related cost of sales of $2,125. Our operating expenses were $327,186 which included payroll costs of $150,518, amortization of intangible assets of $37,159, legal and professional fees of $129,325, and general and administrative expenses of $8,204. We recorded net other expense of $384,883 consisting of loss of $282,623 due to change in fair market value of derivative liability, gain on a derivative of $27,833 on Series C Convertible Preferred Stock, and interest expense of $130,093. We also recorded $61,886 as preferred stock dividend on convertible preferred stock for the nine months ended September 30, 2024. As a result, we incurred a net loss of $773,580 for the nine months ended September 30, 2024.

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

No revenues were earned in Q3 2024 and, thus, revenues were substantially less than the same period in 2023. Revenue growth for the rest of 2024 will be challenging given the difficulty in raising additional capital to fuel sales and marketing efforts. Potential future revenue growth depends on our ability to raise said capital and the following factors:

•	Our DOT Bridge Monitoring Contract ended in December 2023 but we believe our Structural Health Monitoring (“SHM”) vertical is the foundation of our future revenue stream. Discussions continue with our main contractor to the DOT for extension and expansion contracts. Additional prospects with our current DOT state, and DOT contacts in two other northeast states continue to be pursued but may not convert to contracts for another six to nine months. Projects with local municipalities in our current northeast state also continue to be prospected and may convert to contracts in early 2025, as they are based on potential state grants and not dependent on state or municipal budget cycles.

•	Our Smart Manufacturing vertical is another potential source of future revenue based on the strong use case developed from our CNC POC and SaaS contracts over the past year. Although the SaaS contract ended in May 2024, the tool cost savings exceeded our projections, and we believe the customer will continue to benefit from the insights we provided. The customer will continue to endorse our capabilities and services, including promotional video material previously released and pending. We believe their endorsement and promotional videos are valuable collateral to prospect future Smart Manufacturing CNC business. Additional POCs for other discrete manufacturing processes, including metal stamping, plastic injection molding, plastic extrusion, and automated assembly and test are also potential avenues of future revenue streams.

•	Our strategic partnership continues to be our greatest asset. The strength of our Aingura IIoT, S.L. partnership provides supplemental expertise, equipment and software, which ensures our ability to bring value to our prospective customers.

Despite these positive factors, we continue to face significant headwinds and we have not been able to raise material funds for ongoing operations through our existing financing agreements due to market conditions. Our CEO and COO have not received any and have accrued all compensation since mid-April 2023 and the lack of funds has severely limited sales and marketing efforts. Our management continues to secure limited funding from our lead investor to pay for ongoing expenses and our leadership team is considering our options for both the short and long term. Given the current challenges in raising adequate funds, management is pursuing options including vetting suitable companies to merge with or acquire us.

We believe we’ve created valuable assets from our business development in these industries, which are strong in both their size and growth. The global smart manufacturing (also known as Industry 4.0) was $108.9 billion in 2023 and will reach $241 billion by 2028 (CAGR 17.2%), and the worldwide SHM industry is $2.5 billion in 2024 and will reach $4.1 billion by 2029 (CAGR of 10.4%).

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

Liquidity and Capital Resources for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023 (Unaudited)

At September 30, 2024, we reported a cash balance of $3,181 as a result of an increase of $2,537 from $644 cash balance at December 31, 2023. This increase was primarily as a result of net cash of $17,600 provided by financing activities from the sale of Series B preferred stock.

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2024 was $15,063, primarily attributed to the net loss of $773,580, amortization of debt discount on notes payable and preferred stock of $4,000, amortization of intangible assets of $37,159, and net increase in operating assets and liabilities of $717,358. The Company recorded changes in operating assets and liabilities primarily attributable to decrease in accounts receivable of $5,460, increase in accounts payable of $145,234, increase in accrued liabilities of $114,498, increase in derivative liabilities of $343,615, increase in shares payable to related parties of $1,980, and increase in salaries payable to related parties of $106,571.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 was 0.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $17,600 due to cash received of $20,000 from equity financing of convertible preferred stock, net of cash payment of $2,400 in fees paid in connection with the capital raise. Net cash provided by financing activities for the nine months ended September 30, 2023 was $113,871 primarily due to sales of our common stock of $54,195, Series B convertible preferred stock of $62,000 and paid $2,324 in costs for raising capital.

As a result of the above activities, the Company recorded an increase of $2,537 in cash for the nine months ended September 30, 2024, and a decrease of $15,546 in cash for the nine months ended September 30, 2023, respectively.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $2,801,570, net loss incurred for the nine months ended September 30, 2024 of $773,580, and has an accumulated deficit of $11,217,177 as of September 30, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Clifford L. Emmons, who serves as our principal executive officer, and to the Company’s Interim Chief Financial Officer, Karen McNemar, who serves as our principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Emmons and Ms. McNemar, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2024. Based on their evaluation, Mr. Emmons and Ms. McNemar concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 5. Other Information.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

SEC Ref. No.	Title of Document
10.1*	Amendment No. 3 to the 12% Secured Convertible Promissory Note dated effective August 2, 2024 with Vidhyadhar Mitta
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

* Filed with this Report.

** Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IIOT-OXYS, Inc.

Date: January 10, 2025	By	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer
(Principal Executive Officer)

Date: January 10, 2025	By	/s/ Karen McNemar
Karen McNemar, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

