Form 10-K
period 2024-12-31
IIOT-OXYS, Inc.
filed 2025-04-30
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of its most recently completed second fiscal quarter based upon the price at which the common equity was last sold was $600,813.

As of April 30, 2025, there were 560,315,293 shares of the registrant’s Common Stock outstanding.

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

Factors that may cause differences between actual results and those contemplated by forward-looking statements are not limited to the following:

•	geo-political events, government responses to such events and the related impact on the economy both nationally and internationally;
•	general market and economic conditions;
•	our ability to acquire new customers;
•	our ability to maintain and grow our business with our current customers;
•	our ability to meet the volume and service requirements of our customers;
•	industry consolidation, including acquisitions by us or our competitors;
•	capacity utilization and the efficiency of manufacturing operations;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low cost geographies for manufacturing or distribution;
•	product pricing, including the impact of currency exchange rates;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	strategic relationships with our suppliers;
•	product quality and performance;
•	protection of our products and brand by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets;
•	government actions throughout the world; and
•	our ability to service debt, when due.

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

General Overview

IIOT-OXYS, Inc., a Nevada corporation (the “Company”), and OXYS, were originally established for the purposes of designing, building, testing, and selling Edge Computing systems for the Industrial Internet. Both companies were, and presently are, early stage technology startups that are largely pre-revenue in their development phase. The Company received its first revenues in the last quarter of 2017, has continued to realize revenues in 2024, and expects moderate revenue growth in 2025 due to limited ability to raise funds for sales and marketing efforts.

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

HOW WE DO IT

Our location in Cambridge, Massachusetts, is ideal since market-leading Biotech, Medtech, and Pharma multinational firms have offices, manufacturing plants and/ or R&D centers in Cambridge or the Greater Boston area, which gives us easier access to potential sales which, in turn, lowers our cost of sales. Additionally, we continue to gain traction in the structural health monitoring and smart manufacturing industries. We, therefore, have a range of opportunities as we continue to expand our customer base.

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

Competition

We have two principal sources of competition. The first comes from large companies such as Siemens, PTC, IBM, GE, Amazon, Google, etc., who all have their efforts in IIoT. However, these large companies are cloud – computing centric and they are trying to move towards edge devices from their present position of being solely cloud computing based. We will be starting in edge computing from day one as opposed to force-fitting a cloud-based solution into the limited computational capability and storage space of an edge device. We believe our systems will be more computationally efficient compared to a cloud-based solution which requires more computational resources.

The second source of competition is from startups who are in the edge computing space. Examples are FogHorn Systems Inc., Tulip Interfaces, and MachineSense. There will be additional startups that will specifically target the edge computing space as investor awareness and the technical focus shifts from cloud computing to edge computing. Whereas other startups focus on the development of proprietary tools for edge computing, our solutions will use open-source tools but will still create proprietary algorithms and software content for clients and customers. We feel this methodology of creating proprietary solutions using open-source tools will allow us to rapidly address current and future customer needs.

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

Employees

As of April 28, 2025, we have one full-time employee and one part-time employee, including the CEO (and Interim CTO) and COO (and Interim CFO).

At the present time, except for the funding received from Cambridge MedSpace LLC (which was exchanged into equity) and Vidhyadhar Mitta in the form of secured notes, there are no conflicts of interest between the Company and any of our officers and directors. This was determined as follows: i) none of their outside activities are soliciting business from our customers or business contacts; ii) they are not soliciting our investors to invest in other ventures; and iii) they are not soliciting our contract employees to leave us and join other efforts. At present, all our business services are provided by outside contractors.

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

Item 1A.	Risk Factors.

As a Smaller Reporting Company, we are not required to furnish information under this Item 1A.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 1C.	Cybersecurity.

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

Item 2.	Properties.

We currently do not own any properties. We currently accrue $250 per month for our principal office located in Cambridge, Massachusetts.

Item 3.	Legal Proceedings.

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

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	Quarter	High	Low
FISCAL YEAR ENDING DECEMBER 31, 2025	First	$0.0013	$0.0006

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2024	First	$0.0012	$0.0005
	Second	$0.0015	$0.0006
	Third	$0.0015	$0.0008
	Fourth	$0.0013	$0.0007

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2023	First	$0.0087	$0.0013
	Second	$0.0029	$0.0011
	Third	$0.0024	$0.0009
	Fourth	$0.0012	$0.0006

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

Holders

As of the close of business on April 28, 2025, we had approximately 133 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Issuer Direct, 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as transfer agent for the common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	$–	$–	–
Equity compensation plans not approved by security holders	8,622,212	0.0849	731,624	(1)
Total	$8,622,212	$0.0849	731,624

(1)	Of the 19,522,212 shares remaining for future issuance under equity compensation plans, 8,622,212 shares of Common Stock have been awarded but are unvested.

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

As of December 31, 2024, there were 3,547,788 shares of Common Stock issued with, 952,212 remaining for awards under the 2017 Plan.

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

As of December 31, 2024, there were 3,530,000 shares of shares Common Stock awarded with 1,470,000 shares remaining for awards under the 2019 Plan.

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

As of December 31, 2024, there were 8,100,000 shares of Common Stock awarded (including 11,200,000 shares awarded but unvested) with 6,200,000 shares remaining for awards under the 2022 Plan.

Stock Options

We currently have no outstanding stock options.

Recent Sales of Unregistered Securities

During the year ended December 31, 2024, there were no unreported unregistered sales of equity securities.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The financial information presented below and the following Management Discussion and Analysis of the Company for the periods ended December 31, 2024 and 2023 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017 and HereLab, Inc. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the consolidated financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and its subsidiaries have been eliminated.

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

Factors that may cause differences between actual results and those contemplated by forward-looking statements are not limited to the following:

•	geo-political events, government responses to such events and the related impact on the economy both nationally and internationally;
•	general market and economic conditions;
•	our ability to maintain and grow our business with our current customers;
•	our ability to meet the volume and service requirements of our customers;
•	industry consolidation, including acquisitions by us or our competitors;
•	capacity utilization and the efficiency of manufacturing operations;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low-cost geographies for manufacturing or distribution;
•	product pricing, including the impact of currency exchange rates;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	strategic relationships with our suppliers;
•	product quality and performance;
•	protection of our products and brand by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets;
•	government actions throughout the world; and
•	our ability to service secured debt when due.

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

Results of Operations for the Year Ended December 31, 2024 compared to the year ended December 31, 2023

For the year ended December 31, 2024, we earned revenues of $2,500 and recorded related cost of sales of $2,125. Our operating expenses were $428,274, which included payroll costs of $200,000, amortization of intangible assets of $49,636, legal and professional fees of $147,991, and general and administrative expenses of $30,647. We recorded net other expense of $251,836 consisting of loss of $111,523 due to change in fair market value of derivative liability, gain on a derivative of $16,353 on Series C Convertible Preferred Stock, Forgiveness of EIDL loan of $34,228, and interest expense of $190,894. We also recorded $84,920 as preferred stock dividend on convertible preferred stock for the year ended December 31, 2024. As a result, we incurred a net loss of $764,655 for the year ended December 31 30, 2024.

For the year ended December 31, 2023, we earned revenues of $114,666 and incurred related cost of sales of $76,645. Our operating expenses were $731,420 which included professional fees of $172,704, payroll costs of $244,083, amortization of intangible assets of $49,500, bad debts of $214,103 and other general and administrative expenses of $51,029. We recorded net other expenses of $374,530 consisting of a loss of $185,973 due to debt extinguishment on notes payable due to change in conversion price, interest income on note receivable of $25,969, offset by interest expense of $210,426 and loss on change in fair market value of derivative liability of $4,100. We also recorded $68,531 as preferred stock dividend on convertible preferred stock for the year ended December 31, 2023. As a result, we incurred a net loss of $1,136,460 for the year ended December 31, 2023.

During the current and prior year, we did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Revenues earned in 2024 were substantially less than for the same period in 2023. We expect revenue to moderate in 2025, as our ability to raise funding to fuel sales & marketing efforts has been limited. Potential future revenue growth is possible, pending adequate funding for sales and marketing efforts.

We continue to face significant headwinds, and we have not been able to raise material funds for ongoing operations through our existing financing agreements due to market conditions. Our CEO and COO have not received any compensation since mid-April 2023 (their salaries have accrued), and the lack of funds has severely limited sales and marketing efforts. Our management recently secured funding from our lead investor to pay ongoing expenses and the leadership team is considering its options for both the short and long term. Given the current challenges in raising adequate funds, management is continuing to pursue options including vetting suitable companies to merge with or acquire us. We believe we’ve created real value from our business development in these industries, which have potential for success, due to the strength of their size and growth. The global smart manufacturing (also known as Industry 4.0) was $233.3 billion in 2024 and will reach $479 billion by 2029 (CAGR 15.5%),1 and the worldwide SHM industry is $2.5 billion in 2024 and will reach $4.1 billion by 2029 (CAGR of 10.4%).2 Given the valuable real-world data we have collected, our Artificial Intelligence (“AI”) Machine Learning algorithms we have developed, compelling use cases and marketing collateral developed from our data and algorithms, combined with our experienced leadership, savvy technological talent, and prudent operational execution, we believe our assets have potential continued annual revenue growth, that will be attractive to prospective partners interested in an acquisition or merger.

Liquidity and Capital Resources for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

As of December 31, 2024, we reported a cash balance of $23,593 as a result of an increase of $22,949 from the $644 cash balance at December 31, 2023. This increase in cash was primarily as a result of net cash used in operating activities of $46,391 and net cash provided by financing activities of $69,340.

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2024 was $46,391, primarily attributed to the net loss of $764,655, amortization of intangible assets of $49,636, loss on change in the fair market value of derivative liabilities of $111,523, and net increase in operating assets and liabilities of $557,106. The Company recorded changes in operating assets and liabilities primarily attributable to a decrease in accounts receivable of $5,460, decrease in prepaid expenses and other current assets of $167, increase in accounts payable of $118,276, increase in accrued liabilities of $159,776, increase in derivative liabilities of $111,612, increase in shares payable to related parties of $3,413, and increase in salaries payable to related parties of $158,402.

Net cash flows used in operating activities for the year ended December 31, 2023 was $146,564, primarily attributed to the net loss of $1,136,460, stock compensation expense of $4,665, bad debts of $214,103, amortization of debt discount on notes payable and preferred stock of $12,400, amortization of intangible assets of $49,500, loss on change in the fair market value of derivatives of $4,100, and loss on extinguishment of notes payable of $186,294. The Company recorded changes in operating assets and liabilities of $518,835 primarily attributable to decrease in accounts receivable of $4,663 due to collections from customers, decrease in prepaid expenses and other current assets of $5,467, increase in accounts payable of $86,145 due to negotiating longer payment terms, increase in accrued liabilities of $248,368 due to non-payment of additional interest accrued on notes payable, increase in derivative liabilities due to the change in the fair value of derivative liabilities of $65,779, decrease in unearned interest of $5,151, increase in shares payable to related parties of $601, and increase in salaries payable to related parties of $117,063.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2024 and 2023 was $0.

1 https://www.marketsandmarkets.com/Market-Reports/smart-manufacturing-market-105448439.html

2 https://www.marketsandmarkets.com/Market-Reports/structural-health-monitoring-market-101431220.html

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $69,340 due to cash received of $75,600 from equity financing of convertible preferred stock, net of cash payment of $6,260 in commissions and legal fees paid in connection with the capital raise.

Net cash provided by financing activities for the year ended December 31, 2023 was $113,872 primarily due to sale of our common stock of $51,872 net of costs incurred in capital raise, and sale of Series B convertible preferred stock of $62,000.

As a result of the above activities, the Company recorded an increase in cash of $22,949 for the year ended December 31, 2024, and a decrease in cash of $32,692 for the same comparable period ended December 31, 2023, respectively.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $2,477,428, used cash flows in operating activities of $46,391, and has an accumulated deficit of $11,208,252 as of December 31, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company, we are not required to furnish information under this Item 7A.

Item 8.	Financial Statements.

The financial statements and supplementary data required by this item are included following the signature page of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer and Interim Chief Financial Officer, Clifford Emmons and Karen McNemar, respectively, who serve as our principal executive officer and principal financial and accounting officer, respectively, as appropriate, to allow timely decisions regarding required disclosure. Mr. Emmons and Ms. McNemar, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2024. Based on their evaluation, Mr. Emmons and Ms. McNemar concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2024. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Annual Report.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Because of this material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2024, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

Remediation of the Material Weakness

We are evaluating the material weaknesses and developing a plan of remediation to strengthen our overall internal control over financial reporting. The remediation plan will include the creation and adoption of a formal policy manual specifically dealing with financial controls.

Due to a material weakness as disclosed in the 2023 Annual Report on Form 10-K, we committed to the same remediation plan, as disclosed above; however, due to lack of resources, we were unable to execute the contemplated remediation plan. If we are unable to increase our workforce, we may never be able to implement the remediation plan proposed above.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable to the Company.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Current Management

The following table sets forth information concerning our directors and executive officers:

Name	Position	Age
Executive Officers:
Clifford L. Emmons	Chief Executive Officer, President, and Interim Chief Technical Officer	63
Karen McNemar	Chief Operating Officer and Interim Chief Financial Officer	56

Directors:
Clifford L. Emmons	Director	63
Vidhyadhar Mitta	Director	54

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

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in their ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify in this Annual Report those people who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC, we believe that all reporting requirements for fiscal year 2024 were complied with by each person who at any time during the 2024 fiscal year was a director or an executive officer or held more than 10% of our common stock.

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

Item 11.	Executive Compensation.

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2024 and 2023.

Summary Compensation Table

Name and principal position	Year	Salary ($)		Stock Awards ($)		Total ($)
Clifford Emmons	2024	100,000	(1)	1,706	(2)	101,706
	2023	100,000	(3)	2,221	(4)	102,221
Karen McNemar	2024	100,000	(5)	1,706	(6)	101,706
	2023	100,000	(7)	2,221	(8)	102,221

________________________

(1)	As of December 31, 2024, Mr. Emmons was owed $289,646 in accrued and unpaid consulting fees and $12,000 in reimbursable expenses.
(2)	As of December 31, 2024, Mr. Emmons earned 2,257,534 shares of common stock valued at $1,706.
(3)	As of December 31, 2023, Mr. Emmons was owed $199,053 in accrued and unpaid consulting fees and $10,630 in reimbursable expenses.
(4)	As of December 31, 2023, Mr. Emmons earned 1,500,000 shares of common stock valued at $2,221.
(5)	As of December 31, 2024, Ms. McNemar was owed $262,935 in accrued and unpaid consulting fees and $1,600 in reimbursable expenses.
(6)	As of December 31, 2024, Mc. McNemar earned 2,257,534 shares of common stock valued at $1,706.
(7)	As of December 31, 2023, Ms. McNemar was owed $181,526 in accrued and unpaid consulting fees and $1,600 in reimbursable expenses.
(8)	As of December 31, 2023, Mc. McNemar earned 1,500,000 shares of common stock valued at $2,221.

Emmons Employment Contract

On June 2, 2022, the Board of Directors (with Mr. Emmons abstaining) approved the Employment Contract dated effective April 1, 2022 with Mr. Emmons (the “Emmons Contract”). The term of the Emmons Contract is from the effective date until the Emmons Contract is terminated pursuant to its terms. The services to be provided by Mr. Emmons pursuant to the Emmons Contract are customary for the positions in which he is serving.

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

Equity Awards

The following table provides information on stock and option awards held by the named executive officers as of December 31, 2024:

Stock Awards				Market Value of
		Number of Shares		Shares of Units of
		or Units of Stock that		Stock that Have Not
	Grant	Have Not Vested		Vested
Name	Date	(#)		($)
Clifford L. Emmons	6/2/22	3,000,000	(1)	2,400
Karen McNemar	6/2/22	3,000,000	(1)	2,400

(1)	1,500,000 shares on the first-year anniversary of the grant date; 2,500,000 shares on the second-year anniversary of the grant date; and 3,000,000 shares on the third-year anniversary of the grant date

Compensation of Directors

Besides Mr. Emmons’ compensation (whose compensation is disclosed above), no compensation was awarded to, earned by, or paid to any remaining directors for services rendered in all capacities to our Company and its subsidiaries for the year ended December 31, 2024.

Insider Trading Policy

Due to limited resources and the small number of our management, we do not have an insider trading policy.

Policies and Practices Related to the Timing of Grants of Certain Equity Awards

It is management’s duty to approve ordinary course annual equity grants during a scheduled meeting held each year. At this meeting, management is to approve each named executive officer’s annual equity award, if any. At this time, we do not currently anticipate granting stock options to any of our named executive officers. We do not schedule our equity grants in anticipation of the release of material, non-public information, nor do we time the release of material nonpublic information based on equity grant dates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table and footnotes thereto set forth information regarding the number of shares of common stock beneficially owned by (i) each director and named executive officer of our company, (ii) each person known by us to be the beneficial owner of 5% or more of its issued and outstanding shares of common stock, and (iii) named executive officers, executive officers, and directors of the Company as a group as of April 28, 2025. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 560,315,293 shares of common stock outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this Annual Report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless otherwise indicated in the following table and/or the footnotes thereto, the address of our named executive officers and directors in the following tables is: 705 Cambridge Street, Cambridge, MA 02141.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class (1)
Named Executive Officers and Directors
Clifford Emmons	326,986,667	(2)	37.11%
Karen McNemar	356,015,667	(3)	39.10%
Vidhyadhar Mitta	249,974,938	(4)	30.86%
Executive Officers, Named Executive Officers, and Directors as a Group (3 Persons)	932,977,272		63.00%

_____________________

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the April 28, 2025.

(2)	Includes 319,926,667 shares of Common Stock issuable upon the conversion of $287,934 in accrued and unpaid consulting fees as of March 31, 2025. Also includes 780,000 shares issuable upon the conversion of shares of Series A Preferred Stock owned by Mr. Emmons.

(3)	Includes 349,606,667 shares of Common Stock issuable upon the conversion of $314,646 in accrued and unpaid consulting fees as of March 31, 2025. Also includes 604,500 shares issuable upon the conversion of shares of Series A Preferred Stock owned by Ms. McNemar.

(4)	Includes 1,562,500 shares issuable upon the exercise of warrants. Also includes 247,038,095 shares issuable upon the conversion of a note issued to Mr. Mitta. Lastly, includes 1,200,000 shares issuable upon the conversion of shares of Series A Preferred Stock owned by Mr. Mitta.

The following table sets forth information known to us regarding the beneficial ownership of our Series A Supervoting Preferred Stock as of April 28, 2025.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of Class
Series A Supervoting Preferred Stock	Vidhyadhar Mitta	12,000	46.43%
	Clifford L. Emmons	7,800	30.18%
	Karen McNemar	6,045	23.39%

The following table sets forth information known to us regarding the beneficial ownership of our Series B Convertible Preferred Stock as of April 28, 2025.

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of Class
Series B Convertible Preferred Stock	GHS Investments, LLC	582	100%

The following table sets forth information known to us regarding the beneficial ownership of our Series C Convertible Preferred Stock as of April 28, 2025.

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

Debt Exchange Agreement

On February 5, 2024 we entered into the Debt Exchange Agreement with Cambridge MedSpace LLC, an entity of which the Company’s CEO, Clifford L. Emmons shares ownership. Under the agreement, we agreed to issue to the Lender 57 shares of Series C Preferred Stock in exchange for the forgiveness of $55,000 of principal and $13,825 of accrued and unpaid interest.

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

Effective August 2, 2022, the Company entered into Amendment No. 2 to the note with Vidhyadhar Mitta pursuant to which the note was amended to extend the maturity date to August 2, 2024.

Effective August 2, 2024, the Company entered into Amendment No. 3 to the note with Vidhyadhar Mitta pursuant to which the note was amended to extend the maturity date to August 2, 2025.

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

Item 14.	Principal Accountant Fees and Services.

Fees Paid

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2024 were $49,000 and $50,543 for the period ended December 31, 2023.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those reported above, for the years ended December 31, 2024 and 2023.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning in the years ended December 31, 2024 were $0and $0 in 2023.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the years ended December 31, 2024 and 2023.

Audit Committee

We do not have an Audit Committee; therefore, the Board of Directors has considered whether the non-audit services provided by our auditors are compatible with maintaining the independence of our auditors and concluded that the independence of our auditors is not compromised by the provision of such services. Our Board of Directors pre-approves all auditing services and permitted non-audit services, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Financial Statements

The following financial statements are filed with this Annual Report:

Report of Independent Registered Public Accounting Firm for the years ended December 31, 2024 and 2023

Audited Consolidated Balance Sheets at December 31, 2024 and 2023

Audited Consolidated Statements of Operations for the years ended December 31, 2024 and 2023

Audited Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2024 and 2023

Audited Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

Notes to Audited Consolidated Financial Statements

Exhibits

The following exhibits are included with this Annual Report:

Incorporated by Reference

		Incorporated by Reference
						Filed
Exhibit					Filing	Here-
Number	Exhibit Description	Form	File No.	Exhibit	Date	with
2.1 & 10.1	Securities Exchange Agreement dated March 16, 2017, by and among Gotham Capital Holdings, Inc., OXYS Corp. and the Shareholders of OXYS Corp.	8-K	000-50773	2.1	8/3/17
2.2 & 10.2	Agreement and Plan of Merger dated July 10, 2017	8-K	000-50773	2.1	11/1/17
3.1	Nevada Articles of Incorporation for IIOT-OXYS, Inc.	8-K	000-50773	3.1	11/1/17
3.2	Bylaws for IIOT-OXYS, Inc.	8-K	000-50773	3.2	11/1/17
3.3	Nevada Articles of Merger dated July 14, 2017	8-K	000-50773	3.3	11/1/17
3.4	New Jersey Certificate of Merger dated October 26, 2017	8-K	000-50773	3.4	11/1/17
3.5	Articles of Exchange	8-K	000-50773	2.1	1/12/18
3.6	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State effective January 18, 2021	8-K	000-50773	3.1	1/19/21
3.7	Certificate of Designation for Series B Convertible Preferred Stock	8-K	000-50773	3.1	11/24/20
3.8	Certificate of Designation filed with the Nevada Secretary of State on July 2, 2020	8-K	000-50773	3.1	11/13/20
3.9	Certificate of Designation filed with the Nevada Secretary of State on November 9, 2020	8-K	000-50773	3.2	11/13/20
3.10	Certificate of Designation filed with the Nevada Secretary of State on January 18, 2024	8-K	000-50773	3.1	1/24/24
3.11	Amendment No. 1 to the Certificate of Designation filed with the Nevada Secretary of State on February 12, 2024	8-K	000-50773	3.1	2/16/24

4.1 & 10.3*	2017 Stock Incentive Plan	8-K	000-50773	4.1	12/19/17
4.2 & 10.4*	2019 Stock Incentive Plan	8-K	000-50773	4.1	3/12/19
10.5	Form of 12% Senior Secured Convertible Note	8-K	000-50773	99.1	2/13/18
10.6	Amendment No. 1 to the 12% Senior Secured Convertible Promissory Note Issued to Sergey Gogin on January 22, 2018	8-K	000-50773	99.3	3/12/19
10.7	Amendment dated January 28, 2021 to Senior Secured Convertible Promissory Note with Sergey Gogin	10-Q	000-50773	10.1	5/17/21
10.8	Amendment dated December 14, 2021 to Senior Secured Convertible Promissory Note with Sergey Gogin	10-K	000-50773	10.10	4/14/22
10.9	Amendment dated March 14, 2022 to Senior Secured Convertible Promissory Note with Sergey Gogin	10-Q	000-50773	10.1	5/16/22
10.10	Amendment No. 5 to 12% Senior Secured Convertible Promissory Note dated effective March 1, 2023 with Sergey Gogin	10-Q	000-50773	10.1	11/13/23
10.11	Form of Securities Purchase Agreement	8-K	000-50773	99.2	2/13/18
10.12	Form of Security and Pledge Agreement	8-K	000-50773	99.3	2/13/18
10.13	Form of Warrant	8-K	000-50773	99.4	2/13/18
10.14	Amendment No. 1 to the Warrant Agreement Issued to Sergey Gogin on January 22, 2018	8-K	000-50773	99.4	3/12/19
10.15	Form of 12% Senior Secured Convertible Note	8-K	000-50773	99.5	3/12/19
10.16	Amendment No. 1 to Senior Secured Convertible Promissory Note with Catalytic Capital LLC	10-Q	000-50773	10.2	11/16/20
10.17	Amendment dated January 28, 2021 to Senior Secured Convertible Promissory Note with Catalytic Capital, LLC	10-Q	000-50773	10.2	5/17/21
10.18	Amendment No. 1 to Senior Secured Convertible Promissory Note with YVSGRAMORAH LLC	10-Q	000-50773	10.3	11/16/20
10.19	Amendment dated January 28, 2021 to Senior Secured Convertible Promissory Note with YVSGRAMORAH LLC	10-Q	000-50773	10.3	5/17/21
10.20	Amendment dated December 14, 2021 to Senior Secured Convertible Promissory Note with YVSGRAMORAH LLC	10-K	000-50773	10.20	4/14/22
10.21	Amendment dated March 14, 2022 to Senior Secured Convertible Promissory Note with YVSGRAMORAH LLC	10-Q	000-50773	10.2	5/16/22
10.22	Amendment No. 5 to 12% Senior Secured Convertible Promissory Note dated effective March 1, 2023 with YVSGRAMORAH LLC	10-Q	000-50773	10.2	11/13/23
10.23	Form of Securities Purchase Agreement	8-K	000-50773	99.6	3/12/19
10.24	Form of Security and Pledge Agreement	8-K	000-50773	99.7	3/12/19
10.25	Form of Warrant	8-K	000-50773	99.8	3/12/19
10.26	Securities Purchase Agreement with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.1	1/23/19
10.27	5% Convertible Secured Note with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.2	1/23/19
10.28	Security Agreement with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.3	1/23/19
10.29	Warrant Agreement with Cambridge MedSpace, LLC dated January 22, 2019	8-K	000-50773	99.4	1/23/19
10.30	Securities Purchase Agreement with Vidhyadhar Mitta dated August 2, 2019	8-K	000-50773	99.1	8/8/19
10.31	12% Convertible Secured Note with Vidhyadhar Mitta dated August 2, 2019	8-K	000-50773	99.2	8/8/19
10.32	Amendment No. 1 to the 12% Secured Convertible Promissory Note dated effective August 2, 2021 with Vidhyadhar Mitta	10-Q	000-50773	10.1	11/15/21
10.33	Amendment No. 2 to the 12% Secured Convertible Promissory Note dated effective August 2, 2022 with Vidhyadhar Mitta	10-K	000-50773	10.35	4/13/23

10.34	Amendment No. 2 to the 12% Secured Convertible Promissory Note dated effective August 2, 2022 with Vidhyadhar Mitta	10-Q	000-50773	10.1	5/22/23
10.35	Security Agreement with Vidhyadhar Mitta dated August 2, 2019	8-K	000-50773	99.3	8/8/19
10.36	Warrant Agreement with Vidhyadhar Mitta dated August 2, 2019	8-K	000-50773	99.4	8/8/19
10.37	Warrant Agreement with Vidhyadhar Mitta dated September 6, 2019	10-K	000-50773	10.31	6/23/20
10.38	Warrant Agreement with Vidhyadhar Mitta dated October 16, 2019	10-K	000-50773	10.32	6/23/20
10.39	Equity Financing Agreement dated November 1, 2021 with GHS Investments, LLC	S-1	333-261484	10.35	12/3/21
10.40	Registration Rights Agreement dated November 1, 2021 with GHS Investments, LLC	S-1	333-261484	10.36	12/3/21
10.41	$75,000 Convertible Promissory Note dated July 29, 2020 issued to GHS Investments LLC	8-K	000-50773	99.4	8/3/20
10.42	Extension No. 1 to Convertible Promissory Note dated April 29, 2021 ($75,000) with GHS Investments LLC	10-Q	000-50773	10.2	8/13/21
10.43	Amendment No. 2 dated November 4, 2021 to $75,000 Convertible Promissory Note issued to GHS Investments LLC	S-1	333-261484	10.42	12/3/21
10.44	Amendment No. 3 dated April 29, 2022 to $75,000 Convertible Promissory Note issued to GHS Investments LLC	S-1	333-266351	10.48	7/27/22
10.45	Extension No. 4 to the Convertible Promissory Note issued July 29, 2020 with GHS Investments LLC	10-Q	000-50773	10.1	8/18/23
10.46	Collaboration Agreement effective March 18, 2020 with Aingura IIoT, S.L.	10-Q	000-50773	10.1	8/19/20
10.47	Finder’s Fee Agreement dated August 17, 2023 with J.H. Darbie & Co., Inc.	10-Q	000-50773	10.3	11/13/23
10.48*	Debt Forgiveness Agreement with Clifford L. Emmons effective as of December 31, 2019	10-Q	000-50773	10.3	9/14/20
10.49*	Debt Forgiveness Agreement with Karen McNemar effective as of December 31, 2019	10-Q	000-50773	10.4	9/14/20
10.50	Securities Purchase Agreement dated November 16, 2020 with GHS Investments, LLC	S-1	333-252887	10.52	2/9/21
10.51	Securities Purchase Agreement dated August 24, 2023 with GHS Investments, LLC	10-Q	000-50773	10.4	11/13/23
10.52*	Exchange Agreement Dated November 9, 2020 with Clifford L. Emmons	S-1	333-252887	10.55	2/9/21
10.53*	Exchange Agreement Dated November 9, 2020 with Vidhyadhar Mitta	S-1	333-252887	10.56	2/9/21
10.54*	Exchange Agreement Dated November 9, 2020 with Karen McNemar	S-1	333-252887	10.57	2/9/21
10.55	Common Stock Purchase Agreement dated February 24, 2021 with GHS Investments, LLC	10-Q	000-50773	10.4	5/17/21
10.56*	Employment Contract dated Effective April 1, 2022 with Clifford L. Emmons	S-1	333-266351	10.63	7/27/22
10.57*	Employment Contract dated Effective April 1, 2022 with Karen McNemar	S-1	333-266351	10.64	7/27/22
10.58	Debt Exchange Agreement dated February 5, 2024 with Cambridge MedSpace LLC	10-K	000-50773	10.58	7/3/24
10.59	Amendment No. 3 to the 12% Secured Convertible Promissory Note dated effective August 2, 2024 with Vidhyadhar Mitta	10-Q	000-50773	10.1	1/10/25
10.60	Securities Purchase Agreement dated October 3, 2024 with GHS Investments, LLC					X
14.1	Code of Ethics	10-K	000-50773	14.1	4/17/18

16.1	Letter from Haynie & Company Dated December 1, 2023 Regarding Change in Certifying Accountant	8-K	000-50773	16.1	12/1/23
21.1	List of Subsidiaries	10-K	000-50773	21.1	4/17/18
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial and Accounting Officer					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)					X

_________________

*Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary.

None.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IIOT-OXYS, INC.

Date: April 30, 2025	By:	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2025	By:	/s/ Karen McNemar
Karen McNemar, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Clifford L. Emmons Clifford L. Emmons	Director and Chief Executive Officer (Principal Executive Officer)	April 30, 2025

/s/ Karen McNemar Karen McNemar	Interim Chief Financial Officer (Principal Financial and Accounting Officer	April 30, 2025

/s/ Vidhyadhar Mitta	Director	April 30, 2025
Vidhyadhar Mitta

30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRm

To the Board of Directors and Stockholders of IIOT-OXYS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IIOT-OXYS, Inc. (“the Company”) as of December 31, 2024, and 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, continuing operating losses, and a working capital deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Complex Equity Transactions

As discussed in Note 5 and Note 8, the Company has outstanding Series B and Series C Convertible Preferred Stock that is required to be analyzed pursuant to ASC 815, Derivatives and Hedging. Management uses an option pricing model to evaluate the fair value of its derivative liabilities, which requires management to make assumptions related to fair value measurements. Calculations and accounting for these features require management’s judgments related to initial and subsequent recognition of the debt and related features, use of a valuation model, and value of the inputs used in the selected valuation model.

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

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2024.

Spokane, Washington

April 30, 2025

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$23,593	$644
Accounts receivable, net	–	5,460
Prepaid expenses and other current assets	2,139	2,306
Total Current Assets	25,732	8,410

Intangible assets, net	149,449	199,085
Total Assets	$175,181	$207,495

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$322,473	$219,551
Accrued liabilities	693,914	534,138
Deferred revenue	31,425	31,425
Notes payable - current	138,942	435,000
Shares payable to related parties	18,638	15,225
Salaries payable to related parties	538,981	380,579
Derivative liabilities	758,787	535,653
Total Current Liabilities	2,503,160	2,151,571

Notes payable	255,000	58,988
Due to stockholders	1,000	1,000
Total Liabilities	2,759,160	2,211,559

Commitments and Contingencies (Note 4)

Series B Convertible Preferred Stock, 600 shares designated, $0.001 Par Value, $1,200 stated value; 583 shares and 516 shares issued and outstanding at December 31, 2024 and 2023, respectively. Liquidation preference of $694,800 and $619,200 at December 31, 2024 and 2023, respectively	694,800	619,200

Series C Convertible Preferred Stock, 5,000 shares designated, $0.001 Par Value, $1,200 stated value; 57 shares and 0 shares issued and outstanding at December 31, 2024 and 2023, respectively. Liquidation preference of $68,400 and $0 at December 31, 2024 and 2023, respectively	68,400	–

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 Shares authorized
Series A Preferred Stock, 25,845 shares issued and outstanding at December 31, 2024 and 2023, respectively	26	26
Common Stock $0.001 Par Value, 3,000,000,000 shares authorized; 555,015,293 shares and 470,015,293 shares issued and outstanding at December 31, 2024 and 2023, respectively	555,016	470,016
Additional paid in capital	7,306,031	7,350,291
Accumulated deficit	(11,208,252)	(10,443,597)
Total Stockholders' Equity (Deficit)	(3,347,179)	(2,623,264)

Total Liabilities and Stockholders' Equity	$175,181	$207,495

The accompanying notes are an integral part of these consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Operations

	For The Year Ended December 31,
	2024	2023
Revenues	$2,500	$114,666

Cost of Sales	2,125	76,645

Gross Profit	375	38,021

Operating Expenses
Amortization of intangible assets	49,636	49,500
Bad debt	–	214,103
General and administrative	378,638	467,817
Total Operating Expenses	428,274	731,420

Other Income (Expense)
Loss on change in FMV of derivative liability	(111,523)	(4,100)
Loss on derivatives	–	(185,973)
Interest income	–	25,969
Interest expense	(174,541)	(210,426)
Other income	34,228	–
Total Other Income (Expense)	(251,836)	(374,530)

Net Loss Before Income Taxes	(679,735)	(1,067,929)

Provision for Income Tax	–	–

Net Loss	$(679,735)	$(1,067,929)

Convertible Preferred Stock Dividend	(84,920)	(68,531)

Net Loss Attributable to Common Stockholders	$(764,655)	$(1,136,460)

Net Profit (Loss) Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding Attributable to Common Stockholders - Basic and Diluted	545,780,320	406,685,267

The accompanying notes are an integral part of these consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock
	Series A	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance - December 31, 2022	25,845	$26	352,174,583	$352,175	$7,141,877	$(9,307,137)	$(1,813,059)
Common stock issued for financing commitments	–	–	31,603,364	31,604	22,592	–	54,196
Sales commissions paid on capital raise	–	–	–	–	(2,324)	–	(2,324)
Common stock issued for services	–	–	3,450,000	3,450	1,215	–	4,665
Common stock issued for settlement of accrued interest on note payable	–	–	20,000,000	20,000	(2,000)	–	18,000
Common stock issued for conversion of convertible note payable	–	–	62,787,345	62,787	2,637	–	65,424
Loss on extinguishment of notes payable	–	–	–	–	186,294	–	186,294
Net loss	–	–	–	–	–	(1,136,460)	(1,136,460)
Balance - December 31, 2023	25,845	26	470,015,293	470,016	7,350,291	(10,443,597)	(2,623,264)

Common stock issued for conversion of convertible note payable	–	–	85,000,000	85,000	(38,000)	–	47,000
Sales commissions paid on capital raise	–	–	–	–	(6,260)	–	(6,260)
Net loss	–	–	–	–	–	(764,655)	(764,655)
Balance - December 31, 2024	25,845	$26	555,015,293	$555,016	$7,306,031	$(11,208,252)	$(3,347,179)

The accompanying notes are an integral part of these consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(764,655)	$(1,136,460)
Adjustments to reconcile net loss to net cash used in operating activities
Stock compensation expense for services	–	4,665
Bad debts	–	214,103
Amortization of debt discount on notes payable and preferred stock	–	12,400
Amortization of intangible assets	49,636	49,500
Loss on change in FMV of derivatives	111,523	–
Loss on extinguishment of notes payable	–	186,294
Changes in Operating Assets and Liabilities
Decrease in accounts receivable	5,460	4,663
Decrease in prepaid expenses and other current assets	167	5,467
Increase in accounts payable	118,276	86,145
Increase in accrued liabilities	159,776	248,368
Increase in derivative liability	111,612	65,779
Decrease in unearned interest	–	(5,151)
Increase in shares payable to related parties	3,413	601
Increase in salaries payable to related parties	158,402	117,063
Net Cash Used in Operating Activities	(46,391)	(146,564)

Cash Flows from Investing Activities
Cash paid for note receivable	–	–
Net Cash used in Investing Activities	–	–

Cash Flows from Financing Activities
Cash received from sale of common stock, net	–	51,872
Cash received from sale of Series B Preferred Stock	75,600	62,000
Cash payments of offering costs	(6,260)	–
Net Cash Provided By Financing Activities	69,340	113,872

Net Increase (Decrease) in Cash and Cash Equivalents	22,949	(32,692)

Cash and Cash Equivalents - Beginning of Period	644	33,336

Cash and Cash Equivalents - End of Period	$23,593	$644

Supplement Disclosures of Cash Flow Information
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Conversion of convertible notes payable and derivative liabilities	$115,825	$4,665
Deferred financing cost on notes payable	$–	$75,700

The accompanying notes are an integral part of these consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company. The financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. In the opinion of the Company’s management, the financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. Certain prior year balances are reclassified to conform with current year balances for presentation purposes, resulting in no change in assets, liabilities and stockholders’ equity.

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2024 and 2023, respectively, include the accounts of Company, and its wholly-owned subsidiaries OXYS Corporation and HereLab, Inc. HereLab, Inc. currently is a non-operating entity and has no significant transactions. All significant intercompany balances and transactions have been eliminated.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $2,477,428, net loss incurred for the year ended December 31, 2024 of $764,655, and has an accumulated deficit of $11,208,252 as of December 31, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of the significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. These accounting policies conform to the generally accepted accounting principles (the “GAAP”) in all material respects and have been consistently applied in preparing the accompanying consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company reported a cash balance of $23,593 and $644 as of December 31, 2024 and 2023, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts and follows the guidelines and processes of measuring both current and expected future credit losses. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. The Company adopted and implemented Accounting Standards Codification (“ASC”) Topic 326 Financial Instruments – Credit Losses during 2023 which has no impact on the financial statements as of December 31, 2024. There was no allowance for doubtful accounts as of December 31, 2024 and 2023, respectively.

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

Revenue Recognition

The Company recognizes revenue when the products are delivered to the customer or services are performed in accordance with the contractual terms of the contract with its customer. The Company recognizes revenue in accordance with ASC Topic No. 606, Revenue from Contracts with Customers which was adopted on January 1, 2018.

The Company recognizes revenue based on the following criteria of ASC 606:

•	Identification of a contract or contracts with a customer.
•	Identification of the performance obligations in the contract.
•	Determination of contract price.
•	Allocation of transaction price to the performance obligation.
•	Recognition of revenue when, or as, performance obligation is satisfied.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents which are generally not collateralized. The Company’s policy is to place its cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC), up to $250,000. At December 31, 2024 and 2023, the Company had no amounts in excess of the FDIC insurance limit.

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

The Company’s consolidated financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities, notes payable and related parties payable. The Company believes that the recorded values of all the financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

The Company follows the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

Effective January 1, 2022, the Company early adopted ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” using the modified retrospective method of adoption. ASU 2020-06 simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470- 20, Debt—Debt with Conversion and Other Options, for convertible instruments. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate when applying the guidance in Topic 835, Interest. The Company accounts for its Convertible Notes as single liabilities measured at amortized cost. As a result, the adoption of the guidance had a material impact on the consolidated financial statements and accompanying notes, resulting in adjustments of $371,125, $313,976 and $57,149 to the opening balance of additional paid-in capital, retained earnings, and long-term debt, respectively, as of January 1, 2022. The Company has updated its debt note (Note 5) with additional and modified disclosures as required by the standard upon adoption

Segment Information

The Company’s Chief Executive Officer (“CEO”) is our chief operating decision maker (“CODM”) and evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Because our CODM evaluates financial performance on a consolidated basis, the Company has determined that it operates as a single reportable segment composed of the financial results of IIOT-OXY, Inc. (see Note 9).

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 720): Improvements to Income Tax Disclosures (“ASU 2023-09”), which prescribes standard categories for the components of the effective tax rate reconciliation and requires disclosure of additional information for reconciling items meeting certain quantitative thresholds, requires disclosure of disaggregated income taxes paid, and modifies certain other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. The Company adopted the ASU 2023-09 as of January 1, 2024 and it did not have an impact of the adoption of ASU 2023-09 on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosures requirements included in ASU 2023-07 are required for all public entities, including those with a single reportable segment. ASU 2023-07 is effective for annual periods beginning after December 15, 2024, on a retrospective basis, and early adoption is permitted. The Company adopted the ASU 2023-07 and it did not have an impact on its consolidated financial statements.

NOTE 3 – INTANGIBLE ASSETS

The Company’s intangible assets comprise of intellectual property revolving around their field tests, sensor integrations, and board designs. Intangible assets, net of amortization amounted to $149,449 and $199,085 at December 31, 2024 and December 31, 2023, respectively.

	December 31, 2024	December 31, 2023
Intangible Assets	$495,000	$495,000
Accumulated amortization	(345,551)	(295,915)
Intangible Assets, net	$149,449	$199,085

The Company determined that none of its intangible assets were impaired as of December 31, 2024 and 2023, respectively. Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives of ten years. The amortization expense of finite-lived intangibles was $49,636 and $49,500 for the years ended December 31, 2024 and 2023, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 31, 2024:

Amortization Expense

2025	$49,500
2026	49,500
2027	49,500
Thereafter	949
Total	$149,449

NOTE 4 – COMMITMENTS AND CONTINGENCIES

In prior years, the Company entered into consulting agreements with one director, three executive officers, and one engineer of the Company, which included commitments to issue shares of the Company’s common stock from the Company’s 2017 Stock Incentive Plan and 2019 Stock Incentive Plans. The authorized shares pursuant to the 2017 Stock Incentive Plan were 4,500,000 shares, and per 2019 Stock Incentive Plan were 5,000,000 shares. All the consulting agreements have been terminated, and shares have been issued in conjunction with the related separation agreements. According to the terms of the agreements, 3,547,788 shares were vested and issued per the Company’s 2017 Stock Incentive Plan as of December 31, 2024 and 2023, and 3,530,000 shares were vested and issued per the Company’s 2019 Stock Incentive Plan as of December 31, 2024 and 2023, respectively.

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

On March 18, 2022, the Company adopted 2022 Stock Incentive Plan and reserved 20,000,000 shares of common stock for incentivizing its management team. Pursuant to the terms of the 2022 Plan, 8,100,000 shares of common stock were vested, and 3,100,000 shares were issued as of December 31, 2024 and 2023, respectively.

Employment Agreement – CEO

On June 2, 2022, the Board approved an Employment Agreement with the CEO dated effective April 1, 2022 whereby, the CEO will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the CEO an aggregate of 7,000,000 shares of the Company’s common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2025. The shares are valued at 90% of the average market price of the shares of 30 trading days at the end of each quarter. The Company has recorded $279,352 and $199,053 in salaries payable to the CEO as of December 31, 2024 and 2023, respectively.

Employment Agreement – COO/Interim CFO

On June 2, 2022, the Board approved an Employment Agreement with the COO/Interim CFO dated effective April 1, 2022, whereby, the officer will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the COO/Interim CFO an aggregate of 7,000,000 shares of the Company common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2025. The shares are valued at 90% of the average market price of the shares of 30 trading days at the end of each quarter. The Company recorded $263,041 and $181,526 in salaries payable to the COO/Interim CFO as of December 31, 2024 and 2023, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the outstanding balance of convertible notes payable, interest and conversion rates as of December 31, 2024 and 2023, respectively.

		December 31, 2024	December 31, 2023

A.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at the lowest VWAP or $0.001 per share. The balance of principal and accrued and unpaid interest is payable on maturity on March 1, 2026. The note is secured by substantially all the assets of the Company.	$205,000	$205,000

B.	Convertible note payable to an investor with interest at 5% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable annually with the balance of principal and interest due on maturity on March 1, 2024. The note is secured by substantially all the assets of the Company.	–	55,000

D.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at the lowest VWAP or $0.001 per share. The balance of principal and accrued and unpaid interest is payable on maturity on March 1, 2026. The note is secured by substantially all the assets of the Company.	50,000	50,000

E.	Convertible note payable to a related party with interest at 12% per annum, convertible at any time into shares of common stock at $0.00084 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on August 2, 2025. The note is secured by substantially all the assets of the Company.	125,000	125,000

G.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.0006 per share. Note was issued as payment for future fees to be incurred under the related Equity Financing Agreement. Principal and interest due on maturity on April 29, 2025. The note is secured by substantially all the assets of the Company.	13,942	58,988
		393,942	493,988
	Less current portion	(138,942)	(435,000)
	Long term portion	$255,000	$58,988

A. January 18, 2018 Convertible Note (“Note A”)

On March 14, 2022, the noteholder of Note A agreed to extend the maturity date of March 1, 2022 of the Senior Secured Convertible Promissory Note to March 1, 2023, in exchange for the reduction of the conversion price to $0.008 per share, and all prior Events of Default (as defined in the Note A) including penalties were waived, and all future Events of Default (as defined in the Note A) pertaining to the future payment of interest were waived through maturity. On July 21, 2023, the noteholder of Note A agreed to extend the maturity date to March 1, 2024 and then Note A was automatically extended for a one-year term to March 1, 2026 unless written notice of objection was provided by the noteholder. The Note A is convertible into shares of common stock at the lowest closing VWAP of the share price or $0.001 per share during the look back period of 10 days prior to the conversion date, provided:

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

The Company recorded interest expense of $24,667 and $24,600 for the years ended December 31, 2024 and 2023, respectively. Accrued interest payable on Note A was $209,135 and $184,468 as of December 31, 2024 and December 31, 2023, respectively. The principal balance payable on Note A amounted to $205,000 at December 31, 2024 and 2023, respectively.

B. January 2019 Convertible Note (“Note B”)

Effective March 1, 2021, the noteholder of Note B agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to March 1, 2024, and all prior Events of Default (as defined in the Note B) including penalties were waived, and all other terms of Note B remain the same.

On February 5, 2024, the Company and the noteholder of Convertible Promissory Note B entered into a Debt Exchange Agreement to convert $55,000 principal balance of Note B and $13,825 of accrued and unpaid interest as of the maturity date of Note B on March 1, 2024. In exchange for the cancellation of all indebtedness of the Company owed to noteholder B as evidenced by the Convertible Note, and for no additional consideration, the Company agreed to issue to noteholder B, 57 shares of the Company’s Series C convertible preferred stock, at the stated value of $1,200 per share (See Note 8). The Series C Convertible Preferred Stock is classified as temporary equity, as it is convertible upon issuance at an amount equal to the lowest traded price for the Company’s common stock for the fifteen trading days immediately preceding the date of conversion.

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

The Company recorded interest expense of $693 and $2,750 for the years ended December 31, 2024 and 2023, respectively. This note and accrued interest was due to a related party. Accrued interest payable on Note B totaled $0 and $13,592 as of December 31, 2024 and 2023, respectively. The principal balance payable on Note B amounted to $0 and $55,000 at December 31, 2024 and 2023, respectively.

D. March 2019 Convertible Note (“Note D”)

On March 14, 2022, the noteholder of Note D agreed to extend the maturity date of March 1, 2022 of the Senior Secured Convertible Promissory Note to March 1, 2023, in exchange for the reduction of the conversion price to $0.008 per share, and all prior Events of Default (as defined in the Note D) including penalties were waived, and all future Events of Default (as defined in the Note D) pertaining to the future payment of interest were waived through maturity. On July 21, 2023, the noteholder of Note D agreed to extend the maturity date to March 1, 2024 and then Note D was automatically extended for a one-year term to March 1, 2026 unless written notice of objection was provided by the noteholder. The Note D is convertible into shares of common stock at the lowest VWAP of $0.001 per share during the look back period (see “Note A” above).

The Company recorded interest expense of $6,016 and $6,000 for the year ended December 31, 2024 and 2023, respectively. Accrued interest payable on Note D totaled $32,714 and $26,697 at December 31, 2024 and 2023, respectively. The principal balance payable on Note D amounted to $50,000 at December 31, 2024 and 2023, respectively.

E. August 2019 Convertible Note (“Note E”)

On August 5, 2024, the noteholder of Note E agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to August 2, 2025 for no additional consideration. All other terms and conditions of the Note E remained the same.

The Company recorded interest expense of $15,941 and $15,000 on Note E for the year ended December 31, 2024 and 2023, respectively. Accrued interest payable on Note E was $78,731 and $63,690 at December 31, 2024 and 2023, respectively. This note is payable to a related party. The principal balance payable on Note E amounted to $125,000 as of December 31, 2024 and 2023, respectively.

G . July 2020 Equity Financing Arrangement (“Note G”)

On April 29, 2022, the noteholder of Note G agreed to extend the maturity date of the Secured Convertible Promissory Note to April 29, 2023. On May 1, 2023, the noteholder of Note G agreed to extend the maturity date of the Secured Convertible Promissory Note to April 29, 2025. All other terms and conditions of the Note G remained the same.

During the year ended December 31, 2024, the noteholder of Note G converted principal amount of $45,045 and accrued interest of $1,955 in exchange for 85,000,000 shares of common stock of the Company.

The Company recorded interest expense on Note G $1,123 and $9,748 for the years ended December 31, 2024 and 2023, respectively. Accrued interest payable on Note G was $1,123 and $0 as of December 31, 2024 and 2023, respectively. The principal balance payable of Note G amounted to $13,942 and $58,988 at December 31, 2024 and 2023, respectively.

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the years ended December 31, 2024 and 2023, respectively:

	For the Year Ended December 31,
	2024	2023
Net loss attributable to common stockholders (basic)	$(764,655)	$(1,136,460)
Shares used to compute net loss per common share, basic and diluted	545,780,320	406,685,267
Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.00)

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities which include stock options, convertible debt, convertible preferred stock and common stock warrants have been excluded from the computation of diluted net loss per share as they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the years ended December 31, 2024 and 2023, respectively, because their inclusion would be anti-dilutive:

	As of December 31,
	2024	2023
Warrants to purchase common stock	–	2,868,397
Potentially issuable shares related to convertible notes payable and convertible preferred stock	764,494,742	837,994,510
Potentially issuable vested shares to directors and officers	8,300,000	–
Potentially issuable unvested shares to directors and officers	6,000,000	–
Total anti-dilutive common stock equivalents	778,794,742	840,862,907

NOTE 7 – RELATED PARTIES

At December 31, 2024 and 2023, respectively, the amount due to two stockholders was $1,000 relating to depositing funds for opening bank accounts for the Company. The Company leases its current office facility from these stockholders on a month-to-month basis at a monthly rent of $250 starting January 1, 2020. Rent expense totaled $3,000 for each of the years ended December 31, 2024 and 2023, respectively. The Company has recorded $3,000 and $250 as rent payable to the stockholder in accounts payable as of December 31, 2024 and 2023, respectively. In addition, the Company has recorded a payable to a director of $12,000, and a payable to its officer of $1,600 for reimbursable expenses as of December 31, 2024 and 2023, respectively.

The Company executed a convertible promissory note payable with an officer and director (see Note B) and indebted in the principal amount of $55,000 (See Note 5) as of December 31, 2023. On February 5, 2024, the Company and the noteholder of Convertible Promissory Note B entered into a Debt Exchange Agreement to convert $55,000 principal balance of Note B and $13,825 of accrued and unpaid interest as of the maturity date of Note B on March 1, 2024. In exchange for the cancellation of all indebtedness of the Company owed to noteholder B as evidenced by the Convertible Note, and for no additional consideration, the Company agreed to issue to the noteholder B, 57 shares of the Company’s Series C convertible preferred stock, at the stated value of $1,200 per share (See Note 8).

The Company executed three convertible promissory notes payable to a director (see Note E) for the principal amount of $125,000 and recorded accrued interest payable of $78,731 and $63,690 as of December 31, 2024 and 2023, respectively.

NOTE 8 – STOCKHOLDERS' EQUITY

The Company has an authorized capital of 3,000,000,000 shares, $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock at December 31, 2024. The Company has 555,015,293 shares and 470,015,293 shares of common stock and Series A Preferred Stock 25,845 shares issued and outstanding as of December 31, 2024 and 2023, respectively.

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

On February 24, 2021, the Company entered into a Common Stock Purchase Agreement with an investor pursuant to which the investor agreed to purchase up to $5,000,000 of the Company’s registered common stock at $0.015 per share. Pursuant to the Agreement, purchases may be made by the Company during the Commitment Period (as defined in the Agreement) through the submission of a purchase notice to the investor no sooner than ten business days after the preceding closing. No purchase notice can be made in an amount less than $10,000 or greater than $500,000 or greater than two times the average of the daily trading dollar volume for the Company’s common stock during the ten business days preceding the purchase date. Each purchase notice is limited to the investor beneficially owning no more than 4.99% of the total outstanding common stock of the Company at any given time. There are certain conditions precedent to each purchase including, among others, an effective registration statement in place and the VWAP of the closing price of the Company’s common stock greater than $0.0175 for the Company's common stock during the five business days prior to closing.

From January 1, 2024 to December 31, 2024, the noteholder of Note G converted the principal balance of $45,045 and accrued interest of $1,955 into 85,000,000 shares of common stock. The shares issued were valued at the fair value of common stock on the date of issuance.

Stock Incentive Plans

On December 14, 2017, the Board of Directors of the Company approved the 2017 Stock Incentive Plan (the “2017 Plan”). Awards may be made under the 2017 Plan for up to 4,500,000 shares of common stock of the Company. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the 2017 Plan. No awards can be granted under the 2017 Plan after the expiration of 10 years from the plan approval, but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards.

On March 11, 2019, the Board of Directors of the Company approved the 2019 Stock Incentive Plan (the “2019 Plan”). Awards may be made under the 2019 Plan for up to 5,000,000 shares of common stock of the Company. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the 2019 Plan. No awards can be granted under the 2019 Plan after the expiration of 10 years from the plan approval, but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards.

On March 18, 2022, the Board of Directors approved and adopted the 2022 Stock Incentive Plan (the “2022 Plan”). Awards may be made under the 2022 Plan for up to 20,000,000 shares of common stock of the Company, subject to adjustment as to the number and kind of shares awarded. Only employees and directors of the Company or an Affiliated company are eligible to receive Incentive Options under the 2022 Plan. The Company awarded 7,000,000 shares of the Company’s common stock to an officer and 7,000,000 shares of common stock to a director of the Company (see Note 4) vesting 1,500,000 shares vesting on the first anniversary on the date of issuance, 2,500,000 shares vesting on the second anniversary of the date of issuance, and 3,000,000 shares on the third anniversary of the date of issuance. In addition, on October 3, 2022, the Company awarded 300,000 shares of common stock to an advisor vesting 100,000 shares on the first anniversary date of issuance, 100,000 shares vesting on the second anniversary, and the remaining 100,000 vesting the third anniversary of the date of issuance. The common shares vested pursuant to the 2022 Plan amounted to 8,300,000 shares at December 31, 2024, and 3,100,000 shares at December 31, 2023, and the 6,000,000 shares remain unvested as of December 31, 2024. For the years ended December 31, 2024 and 2023, the Company recorded $3,413 and $601 as stock compensation expense for 4,515,068 shares and 3,000,000 shares, respectively. 6,000,000 shares payable to an officer and a director that remain unvested as of December 31, 2024. Total shares payable to an officer, consultant and a director totaled 7,083,562 shares and 2,368,493 shares on December 31, 2024 and 2023, respectively.

Shares earned and issued related to the consulting agreements are issued under the 2017 Stock Incentive Plan, the 2019 Stock Incentive Plan, and the 2022 Stock Incentive Plan (see Note 4).

Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange.

A summary of the status of the Company’s non-vested shares at December 31, 2024 and 2023 and changes during the years ended, is presented below:

2022 Stock Incentive Plan	Shares of Common Stock	Weighted Average Exercise Price
Authorized shares per the 2022 Plan – 20,000,000 shares
Balance at December 31, 2022	–	$–
Awarded	14,300,000	0.006146
Vested	–	–
Forfeited	–	–
Balance at December 31, 2023	14,300,000	$0.006146
Awarded	–	–
Vested	(8,300,000)	–
Forfeited	–	–
Balance at December 31, 2024 – (Unvested)	6,000,000	$0.006146
Balance at December 31, 2024 – (Vested)	8,300,000	–
Total Options outstanding – December 31, 2024	14,300,000	$0.006146

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

The Company had 25,845 shares of Series A Preferred Stock issued and outstanding at December 31, 2024 and 2023, respectively.

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

November 19, 2020

On November 19, 2020, pursuant to the terms of a Securities Purchase Agreement dated November 16, 2020 (the “SPA”), the Company entered into a new preferred equity financing agreement with GHS Investments, LLC (“GHS”) in the amount of up to $600,000. The SPA provides GHS’s purchase, from time to time, of up to 600 shares of the newly designated Series B Convertible Preferred Stock. The initial closing under the SPA consisted of 45 shares of Series B Convertible Preferred Stock, stated value $1,200 per share, issued to GHS for an initial purchase price of $45,000, or $1,000 per share. At the Company’s option, and subject to the terms of the SPA and the Certificate of Designation for the Series B Convertible Preferred Stock (the “COD”), additional closings in the amount of 40 shares of Series B Convertible Preferred Stock for a total purchase price of $40,000 may take place at a rate of up to once every 30 days. In connection with the initial closing in the amount of 45 shares of Series B Convertible Preferred Stock, the Company issued an additional 25 shares of Series B Convertible Preferred Stock to GHS as a commitment fee.

No additional closing may take place after the two-year anniversary of the SPA, or once the entire $600,000 amount has been funded. If the average daily dollar trading volume for the Company’s common stock for the 30 trading days preceding a particular additional closing is at least $50,000 per day, the Company may, at its option, increase the amount of that additional closing to 75 shares of Series B Convertible Preferred Stock ($75,000).

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock recording a loss in connection with the change in fair market value of the derivative liability of $14,783 and $211 for the years ended December 31, 2024 and 2023, respectively. The Company recorded $10,108 and $10,080 as preferred stock dividend expense for the years ended December 31, 2024 and 2023, respectively. Derivative liability payable for this transaction totaled $87,450 and $72,667 at December 31, 2024 and 2023, and Series B Convertible Preferred Stock mezzanine liability was $84,000 at December 31, 2024 and 2023, respectively.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock and recorded a loss in connection with the change in fair market value of the derivative liability of $17,950 and $256 for the years ended December 31, 2024 and 2023, respectively. The Company recorded preferred stock dividend expense of $12,274 and $12,240 for the years ended December 31, 2024 and 2023, respectively. The Company recorded $49,497 and $37,223 as preferred stock dividend payable as of December 31, 2024 and 2023, respectively. Derivative liability payable for this transaction totaled $106,189 and $88,238 at December 31, 2024 and December 31, 2023, and Series B Convertible Preferred Stock mezzanine liability was $102,000 at December 31, 2024 and 2023, respectively.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock and recorded a loss in connection with the change in fair market value of the derivative liability of $10,770 and $154 for the years ended December 31, 2024 and 2023, respectively. In addition, the Company recorded $9,200 in interest expense to record the fair value of derivative liability. The Company recorded preferred stock dividend expense of $7,364 and $7,344 for the years ended December 31, 2024 and 2023, respectively. The Company recorded $22,273 and $14,909 as preferred stock dividend payable as of December 31, 2024 and 2023, respectively. Derivative liability payable for this transaction totaled $63,713 and $52,943 at December 31, 2024 and 2023, and Series B Convertible Preferred Stock mezzanine liability was $61,200 at December 31, 2024 and 2023, respectively.

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

On February 7, 2022 (the date of receipt of cash proceeds of $51,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $65,025, $14,025 as day one loss on the derivative, $10,200 as interest expense, and $10,200 as Series B Convertible Preferred Stock mezzanine liability, and $51,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss in connection with the change in fair market value of the derivative liability of $10,770 and $154 for the years ended December 31, 2024 and 2023, respectively. In addition, the Company recorded $7,364 and $7,344 as preferred stock dividend expense for the years ended December 31, 2024 and 2023, and preferred stock dividend payable to GHS on this derivative totaled $21,287 and $13,923 as of December 31, 2024 and 2023, respectively. Derivative liability payable for this transaction totaled $63,713 and $52,943 at December 31, 2024 and 2023, and Series B Convertible Preferred Stock mezzanine liability was $61,200 at December 31, 2024 and 2023, respectively.

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

On March 24, 2022 (the date of receipt of cash proceeds of $136,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $328,422, $192,422 as day one loss on the derivative, $27,200 as interest expense, and $27,200 as Series B Convertible Preferred Stock mezzanine liability, and $136,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss in connection with the change in fair market value of the derivative liability of $28,720 and $410 for the years ended December 31, 2024 and 2023, respectively. In addition, the Company recorded preferred stock dividend expense of $19,638 and $19,584 for the years ended December 31, 2024 and 2023, respectively. Preferred stock dividend payable to GHS for this derivative totaled $54,352 and $34,715 at December 31, 2024 and 2023. Derivative liability payable for this transaction totaled $169,902 and $141,182 at December 31, 2024 and 2023, and Series B Convertible Preferred Stock mezzanine liability was $163,200 at December 31, 2024 and 2023, respectively.

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

On November 17, 2022 (the date of receipt of cash proceeds of $61,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $54,072, $6,928 as day one gain on the derivative, $12,200 as interest expense, $12,200 as Series B Convertible Preferred Stock mezzanine liability, and $61,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss in connection with the change in fair market value of the derivative liability of $12,882 and $184 for the years ended December 31, 2024 and 2023, respectively. In addition, the Company recorded preferred stock dividend expense of $8,807 and $8,784 for the years ended December 31, 2024 and 2023, respectively. Preferred stock dividend payable to GHS for this derivative totaled $18,651 and $9,843 at December 31, 2024 and 2023. Derivative liability payable for this transaction totaled $76,206 and $63,324 at December 31, 2024 and 2023, and Series B Convertible Preferred Stock mezzanine liability was $73,200 at December 31, 2024 and 2023, respectively.

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

The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss in connection with the change in fair market value of the derivative liability of $13,100 and $2,732 for the years ended December 31, 2024 and 2023, respectively. In addition, the Company recorded preferred stock dividend expense of $8,952 and $3,155 for the years ended December 31, 2024 and 2023, respectively. Preferred stock dividend payable to GHS for this derivative totaled $12,108 and $3,155, at December 31, 2024 and 2023, respectively. Derivative liability payable for this transaction totaled $77,511 and $64,411 at December 31, 2024 and 2023, and Series B Convertible Preferred Stock mezzanine liability was $74,400 at December 31, 2024 and 2023, respectively.

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

On April 16, 2024 (the date of receipt of cash proceeds of $17,600), the Company valued the fair value of the derivative and recorded an initial derivative liability of $20,324, $321 as day one loss on the derivative, $4,000 as interest expense, and $24,000 as Series B Convertible Preferred Stock mezzanine liability, and $20,000 as amortization.

The Company recalculated the value of the derivative liability associated with the convertible note at and recorded a loss in connection with the change in fair market value of the derivative liability of $1,965 for the year ended December 31, 2024. In addition, the Company recorded preferred stock dividend expense of $2,044 for the year ended December 31, 2024. Preferred stock dividend payable to GHS for this derivative totaled $2,044 at December 31, 2024. Derivative liability payable for this transaction totaled $22,289 at December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $24,000 at December 31, 2024.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0006 to $0.0009, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0007 to $0.0014, an expected dividend yield of 0%, expected volatility ranging from 186.23% to 205.33%, risk-free interest rates ranging from 4.05% to 5.18%, and an expected term of 1 year.

October 3, 2024

On October 3, 2024, pursuant to the terms of the SPA, GHS purchased 43 shares of Series B Convertible Preferred Stock and committed an additional 4 shares afor services/fees for gross consideration of $43,000. The Company paid $3,860 in selling commissions and legal fees to complete this financing.

On October 3, 2024 (the date of receipt of cash proceeds of $39,140), the Company valued the fair value of the derivative and recorded an initial derivative liability of $43,000, $11,480 as day one loss on the derivative, $8,600 as interest expense, and $51,600 as Series B Convertible Preferred Stock mezzanine liability, and $39,140 as amortization.

The Company recalculated the value of the derivative liability associated with the convertible note at and recorded a gain in connection with the change in fair market value of the derivative liability of $2,700 for the year ended December 31, 2024. In addition, the Company recorded preferred stock dividend expense of $1,510 for the year ended December 31, 2024. Preferred stock dividend payable to GHS for this derivative totaled $1,510 at December 31, 2024. Derivative liability payable for this transaction totaled $47,921 at December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $51,600 at December 31, 2024.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0006 to $0.0009, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0008 to $0.0012, an expected dividend yield of 0%, expected volatility ranging from 182.85% to 201.59%, risk-free interest rates ranging from 4.05% to 4.16%, and an expected term of 1 year.

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

March 1, 2024

On March 1, 2024, the convertible promissory noteholder Note B and the Company mutually agreed to convert the principal balance of $55,000 and accrued interest of $13,825 into a total of 57 shares of Series C Convertible Preferred Stock. The Company valued the fair value of the derivative and recorded an initial derivative liability of $40,668, $425 as contra interest expense, $40,668 (as day one loss) as amortization expense, and $68,825 as Series C Convertible Preferred Stock mezzanine liability.

On March 31, 2024, the Company recalculated the value of the derivative liability associated with this convertible preferred stock and recorded a loss in connection with the change in fair market value of the derivative liability of $3,226 for the year ended December 31, 2024. The Company recorded $6,859 as preferred stock dividend expense for the year ended December 31, 2024. The Company recorded $6,859 as preferred stock dividend payable as of December 31, 2024. Derivative liability payable for this transaction totaled $43,894 at December 31, 2024 and Series C Convertible Preferred Stock mezzanine liability was $68,400 at December 31, 2024.

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

The following table represents the change in the fair value of the derivative liabilities for the years ended December 31, 2024 and 2023, respectively.

	Level 1	Level 2	Level 3
Balance at December 31, 2022	$–	$–	$469,873
Change in the fair value of derivative liability	–	–	65,781
Balance at December 31, 2023	$–	$–	$535,653

Balance at December 31, 2023	$–	$–	$535,653
Additions to derivative liability	–	–	111,611
Change in the fair value of derivative liability	–	–	111,523
Balance at December 31, 2024	$–	$–	$758,787

As a result of issuance of derivative instruments, the Company recorded a derivative liability of $758,787 and $535,653 as of December 31, 2024 and 2023, Series B Convertible Preferred Stock liability of $694,800 and $619,200 as of December 31, 2024 and 2023, and Series C Convertible Preferred Stock Liability of $68,400 and $0, as of December 31, 2024 and 2023, respectively.

Warrants

A summary of the status of the Company’s warrants as of December 31, 2024 and 2023, and changes during the years then ended, is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2022	2,868,397	$0.00084	1.4 Years
Issued	–	–
Expired/Forfeited	–	–
Outstanding at December 31, 2023	2,868,397	$0.00084	0.4 Years

Outstanding at December 31, 2023	2,868,397	0.00084	0.4 Years
Issued	–	–
Expired/Forfeited	(2,868,397)	–
Outstanding at December 31, 2024	–	$–	–

NOTE 9 – INCOME TAXES

Income tax expense for the years ended December 31, 2024 and 2023 is summarized as follows:

	December 31, 2024	December 31, 2023
Deferred:
Federal	$(160,577)	$(238,657)
State	(37,086)	(55,118)
Change in valuation allowance	197,663	293,775
Income tax expense (benefit)	$–	$–

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2024		December 31, 2023
Tax at statutory tax rate	21.00%		21.00%
State taxes	4.85%		4.85%
Other permanent items	0.44%		(0.02%	)
Valuation allowance	(26.29%	)	(25.83%	)
Income tax expense	–		–

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carry forward	$2,897,800	$2,700,136
Total gross deferred tax assets	2,897,800	2,700,136
Less: valuation allowance	(2,897,800)	(2,700,136)
Net deferred tax assets	$–	$–

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

At December 31, 2024 and 2023, the Company had accumulated net operating losses of approximately $11,208,000 and $10,444,000, respectively, for U.S. federal and Massachusetts income tax purposes available to offset future taxable incomes. The net operating losses generated in tax years prior to December 31, 2017, can carry forward for 20 years, whereas the net operating losses generated after December 31, 2017 can carry forward indefinitely. Management determined that it was unlikely that the Company’s deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

In the ordinary course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. The Company is delinquent in filing its Federal and State income tax returns for the years ended December 31, 2021, 2022, 2023 and 2024. As of December 31, 2024, tax years 2024, 2023, 2022, and 2021 remain open for examination by the Internal Revenue Service and the Massachusetts Division of Revenue. The Company has received no notice of audit from the Internal Revenue Service or the Massachusetts Division of Revenue for any of the open tax years.

NOTE 10 – SUBSEQUENT EVENT

On March 21, 2025, the Company entered into a Securities Purchase Agreement (the “SPA”) with GHS Investments (“GHS”) where under, the Company desired to issue and sell 60 Convertible Preferred Stock, $0.001 par value, $1,200 stated value, to GHS for a gross cash consideration of $60,000. The Company paid $9,200 in legal fees and commissions and received net proceeds of $50,800.

On April 10, 2025, under the SPA dated March 21, 2025 with GHS Investments (“GHS”), where under, the Company desired to issue and sell 45 Convertible Preferred Stock, $0.001 par value, $1,200 stated value, to GHS for a gross cash consideration of $45,000. The Company paid $900 in commissions and received net proceeds of $44,100.

On March 5, 2025 and March 6, 2025, the Company issued a total of 5,300,000 shares of its common stock to its director, an officer and three business advisors, in settlement of compensation payable to them as of December 31, 2024.

