Form 10-Q
period 2025-03-31
IIOT-OXYS, Inc.
filed 2025-05-20
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the registrant’s common stock on May 20, 2025, was 560,315,293.

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to IIOT-OXYS, Inc., a Nevada corporation, and as applicable to its wholly owned subsidiaries, OXYS Corporation, a Nevada corporation, and HereLab, Inc., a Delaware corporation.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$17,861	$23,593
Prepaid expenses and other current assets	17,139	2,139
Total Current Assets	35,000	25,732

Intangible assets, net	137,244	149,449
Total Assets	$172,244	$175,181

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$287,646	$322,473
Accrued liabilities	756,003	693,914
Deferred revenue	31,425	31,425
Notes payable - current	393,942	138,942
Shares payable to related parties	13,932	18,638
Salaries payable to related parties	570,580	538,981
Derivative liabilities	808,048	758,787
Total Current Liabilities	2,861,576	2,503,160

Notes payable	–	255,000
Due to stockholders	1,000	1,000
Total Liabilities	2,862,576	2,759,160

Commitments and Contingencies (Note 4)

Series B Convertible Preferred Stock, 600 shares designated, $0.001 Par Value, $1,200 stated value; 583 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively. Liquidation preference $699,600 and $694,800 at March 31, 2025 and December 31, 2024, respectively	699,600	694,800

Series C Convertible Preferred Stock, 5,000 shares designated, $0.001 Par Value, $1,200 stated value; 57 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively. Liquidation preference $68,400 and $0 at December 31, 2024 and 2023, respectively	68,400	68,400

Series D Convertible Preferred Stock, 210 shares designated, $0.001 Par Value, $1,200 stated value; 60 shares and 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively. Liquidation preference $72,000 and $0 at March 31, 2025 and December 31, 2024, respectively	72,000	–

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 Shares authorized
Series A Preferred Stock, 25,845 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	26	26
Common Stock $0.001 Par Value, 3,000,000,000 shares authorized; 560,315,293 shares and 555,015,293 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	560,316	555,016
Additional paid in capital	7,297,891	7,306,031
Accumulated deficit	(11,388,565)	(11,208,252)
Total Stockholders' Equity (Deficit)	(3,530,332)	(3,347,179)

Total Liabilities and Stockholders' Equity	$172,244	$175,181

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three months Ended March 31,
	2025	2024
Revenues	$–	$2,500

Cost of Sales	–	2,125

Gross Profit	–	375

Operating Expenses
Amortization of intangible assets	12,205	12,341
General and administrative	80,053	54,341
Total Operating Expenses	92,258	66,682

Other Income (Expense)
Gain (loss) on change in FMV of derivative liability	15,764	(81,239)
Gain (loss) on derivative	(14,224)	28,157
Interest expense	(75,375)	(82,029)
Other income	8,882	–
Total Other Income (Expense)	(64,953)	(135,111)

Net Loss Before Income Taxes	(157,211)	(201,418)

Provision for Income Tax	–	–

Net Loss	$(157,211)	$(201,418)

Convertible Preferred Stock Dividend	(23,102)	(19,200)

Net Loss Attributable to Common Stockholders	$(180,313)	$(220,618)

Net Profit (Loss) Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding Attributable to Common Stockholders - Basic and Diluted	556,489,737	517,872,436

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

For the three months ended March 31, 2025

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Series A	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2024	25,845	$26	555,015,293	$555,016	$7,306,031	$(11,208,252)	$(3,347,179)
Sales commissions paid on capital raise	–	–	–	–	(9,200)	–	(9,200)
Common stock issued for services	–	–	300,000	300	60	–	360
Common stock issued to related parties for services	–	–	5,000,000	5,000	1,000	–	6,000
Net loss	–	–	–	–	–	(180,313)	(180,313)
Balance -March 31, 2025	25,845	$26	560,315,293	$560,316	$7,297,891	$(11,388,565)	$(3,530,332)

For the three months ended March 31, 2024

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Series A	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - December 31, 2023	25,845	$26	470,015,293	$470,016	$7,350,291	$(10,443,597)	$(2,623,264)
Common stock issued for conversion of convertible note payable	–	–	85,000,000	85,000	(38,000)	–	47,000
Net loss	–	–	–	–	–	(220,618)	(220,618)
Balance - March 31, 2024	25,845	$26	555,015,293	$555,016	$7,312,291	$(10,664,215)	$(2,796,882)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(180,313)	$(220,618)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock compensation expense for services	1,295	–
Amortization of intangible assets	12,205	12,341
Amortization of debt discount on Series D Preferred Stock	12,000	–
Loss on change in FMV of derivatives liability	20,473	–
Changes in Operating Assets and Liabilities
Decrease in accounts receivable	–	2,960
(Decrease) in prepaid expenses and other current assets	(15,000)	–
(Decrease) Increase in accounts payable	(34,827)	1,247
Increase in accrued liabilities	62,088	42,805
Increase in derivative liability	33,588	121,906
Increase in shares payable to related parties	360	520
Increase in salaries payable to related parties	31,599	39,600
Net Cash (Used in) Provided by Operating Activities	(56,532)	761

Cash Flows from Investing Activities
Cash paid for note receivable	–	–
Net Cash Used in Investing Activities	–	–

Cash Flows from Financing Activities
Cash received from sale of Series D Preferred Stock	60,000	–
Cash payments of offering costs	(9,200)	–
Net Cash Provided by Financing Activities	50,800	–

Net (Decrease) Increase in Cash and Cash Equivalents	(5,732)	761

Cash and Cash Equivalents - Beginning of Period	23,593	644

Cash and Cash Equivalents - End of Period	$17,861	$1,405

Supplement Disclosures of Cash Flow Information
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common stock for services	$6,360	$–

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2025 and 2024

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $2,826,576, net loss incurred for the three months ended March 31, 2025 of $180,313, and has an accumulated deficit of $11,388,565 as of March 31, 2025. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2024, filed with the SEC on April 30, 2025.

Principles of Consolidation

The consolidated condensed financial statements for March 31, 2025 and 2024, respectively, include the accounts of the Company, and its wholly owned subsidiaries OXYS Corporation and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosures requirements included in ASU 2023-07 are required for all public entities, including those with a single reportable segment. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, on a retrospective basis, and early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2023-07 on its consolidated financial statements.

NOTE 3 – INTANGIBLE ASSETS

The Company’s intangible assets comprise of intellectual property revolving around their field tests, sensor integrations, and board designs. Intangible assets, net of amortization, amounted to $137,244 and $149,449 as of March 31, 2025 and December 31, 2024, respectively.

	March 31, 2025 (Unaudited)	December 31, 2024
Intangible Assets	$495,000	$495,000
Accumulated amortization	(357,756)	(345,551)
Intangible Assets, net	$137,244	$149,449

The Company determined that none of its intangible assets were impaired as of March 31, 2025 and December 31, 2024, respectively. Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives of ten years. The amortization expense of finite-lived intangibles was $12,205 and $12,341 for the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of March 31, 2025:

Amortization Expense
2025 (Remainder of the year)	$37,295
2026	49,500
2027	49,500
Thereafter	949
Total	$137,244

NOTE 4 – COMMITMENTS AND CONTINGENCIES

In prior years, the Company entered into consulting agreements with one director, three executive officers, and one engineer of the Company, which included commitments to issue shares of the Company’s common stock from the Company’s 2017 Stock Incentive Plan and 2019 Stock Incentive Plans. The authorized shares pursuant to the 2017 Stock Incentive Plan were 4,500,000 shares, and per 2019 Stock Incentive Plan were 5,000,000 shares. The consulting agreements with two consultants have been terminated and shares have been issued in conjunction with the related separation agreements. The vested shares related to the three advisors and the executive officers have not yet been issued in full, and therefore, remain a liability. According to the terms of the agreements, 3,547,788 shares were vested and issued per the Company’s 2017 Stock Incentive Plan as of March 31, 2025 and December 31, 2024, and 3,730,000 shares were vested and issued per the Company’s 2019 Stock Incentive Plan as of March 31, 2025 and December 31, 2024, respectively.

In the event that a consulting agreement is terminated by either party pursuant to the terms of the agreement, all unvested shares which have been earned shall vest on a pro-rata basis as of the effective date of the termination of the agreement and all unearned, unvested shares shall be terminated. The value of the shares was assigned at fair market value on the effective date of the agreement and the pro-rata number of shares earned was calculated and amortized at the end of each reporting period.

On March 18, 2022, the Company adopted 2022 Stock Incentive Plan and reserved 20,000,000 shares of common stock for issuance to incentivize its management team. Pursuant to the terms of the 2022 Plan, 8,200,000 shares of common stock were vested and all 5,100,000 shares and 3,100,000 were issued as of March 31, 2025 and December 31, 2024, respectively.

Employment Agreement – CEO

On June 2, 2022, the Board approved an Employment Agreement with the CEO dated effective April 1, 2022 whereby, the CEO will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the CEO an aggregate of 7,000,000 shares of the Company’s common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2025. The shares are valued at 90% of the average market price of the shares of 30 trading days at the end of each quarter. The Company has recorded $297,345 and $279,352 in salaries payable to the CEO as of March 31, 2025 and December 31, 2024, respectively.

Employment Agreement – COO/Interim CFO

On June 2, 2022, the Board approved an Employment Agreement with the COO/Interim CFO dated effective April 1, 2022, whereby, the officer will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the COO/Interim CFO an aggregate of 7,000,000 shares of the Company common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2025. The shares are valued at 90% of the average market price of the shares of 30 trading days at the end of each quarter. The Company recorded $273,235 and $263,041 in salaries payable to the COO/Interim CFO as of March 31, 2025 and December 31, 2024, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the outstanding balance of convertible notes payable, interest and conversion rates as of March 31, 2025 and December 31, 2024, respectively.

		March 31, 2025 (Unaudited)	December 31, 2024

A.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at the lowest VWAP or $0.001 per share. The balance of principal and accrued and unpaid interest is payable on maturity on March 1, 2026. The note is secured by substantially all the assets of the Company.	$205,000	$205,000

D.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at the lowest VWAP or $0.001 per share. The balance of principal and accrued and unpaid interest is payable on maturity on March 1, 2026. The note is secured by substantially all the assets of the Company.	50,000	50,000

E.	Convertible note payable to a related party with interest at 12% per annum, convertible at any time into shares of common stock at $0.0006 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on August 2, 2025. The note is secured by substantially all the assets of the Company.	125,000	125,000

G.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.0006 per share. Note was issued as payment for future fees to be incurred under the related Equity Financing Agreement. Principal and interest due on maturity on April 29, 2025. The note is secured by substantially all the assets of the Company.	13,942	13,942
		393,942	393,942
	Less current portion	(393,942)	(138,942)
	Long term portion	$–	$255,000

A. January 18, 2018 Convertible Note and Warrants (“Note A”)

On March 14, 2022, the noteholder of Note A agreed to extend the maturity date of March 1, 2022 of the Senior Secured Convertible Promissory Note to March 1, 2023, in exchange for the reduction of the conversion price to $0.008 per share, and all prior Events of Default (as defined in the Note A) including penalties were waived, and all future Events of Default (as defined in the Note A) pertaining to the future payment of interest were waived through maturity. On July 21, 2023, the noteholder of Note A agreed to extend the maturity date to March 1, 2024 and then Note A was automatically extended for one-year term to March 1, 2026 unless written notice of objection was provided by the noteholder. The Note A is convertible into shares of common stock at the lowest VWAP or $0.001 per share during the look back period of 10 days prior to the conversion date, provided:

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

The Company recorded interest expense of $6,066 and $6,133 for the three months ended March 31, 2025 and 2024, respectively. Accrued interest payable on Note A was $215,201 and $209,135 as of March 31, 2025 and December 31, 2024, respectively. The principal balance payable on Note A amounted to $205,000 as of March 31, 2025 and December 31, 2024, respectively.

D. March 2019 Convertible Note and Warrants (“Note D”)

On March 14, 2022, the noteholder of Note D agreed to extend the maturity date of March 1, 2022 of the Senior Secured Convertible Promissory Note to March 1, 2023, in exchange for the reduction of the conversion price to $0.008 per share, and all prior Events of Default (as defined in the Note D) including penalties were waived, and all future Events of Default (as defined in the Note D) pertaining to the future payment of interest were waived through maturity. On July 21, 2023, the noteholder of Note D agreed to extend the maturity date to March 1, 2024 and then Note D was automatically extended for one-year term to March 1, 2026 unless written notice of objection was provided by the noteholder. The Note D is convertible into shares of common stock at the lowest VWAP or $0.001 per share during the look back period (see “Note A” above).

The Company recorded interest expense of $1,479 and $1,496 for the three months ended March 31, 2025 and 2024. Accrued interest payable on Note D totaled $34,193 and $32,714 at March 31, 2025 and December 31, 2024, respectively. The principal balance payable on Note D amounted to $50,000 at March 31, 2025 and December 31, 2024, respectively.

E. August 2019 Convertible Note and Warrants (“Note E”)

On August 5, 2024, the noteholder of Note E agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to August 2, 2025 for no additional consideration. All other terms and conditions of the Note E remained the same.

The Company recorded interest expense of $3,699 and $3,740 on Note E for the three months ended March 31, 2025 and 2024, respectively. Accrued interest payable on Note E was $82,430 and $78,731 as of March 31, 2025 and December 31, 2024, respectively. This note is payable to a related party. The principal balance payable on Note E amounted to $125,000 as of March 31, 2025 and December 31, 2024, respectively.

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

The Company recorded interest expense on Note G of $344 and $2,027 for the three months ended March 31, 2025 and 2024, respectively. Accrued interest payable on Note G was $1,467 and 1,123 as of March 31, 2025 and December 31, 2024, respectively. The principal balance payable of Note G amounted to $13,942 as of March 31, 2025 and December 31, 2024, respectively.

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024
Net loss attributable to common stockholders (basic)	$(180,313)	$(220,618)
Shares used to compute net loss per common share, basic and diluted	556,489,737	517,872,436
Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.00)

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities, which include stock options, convertible debt, convertible preferred stock and common stock warrants have been excluded from the computation of diluted net loss per share as they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the three months ended March 31, 2025 and 2024, respectively, because their inclusion would be anti-dilutive:

	As of March 31,
	2025	2024
Warrants to purchase common stock	–	2,868,397
Potentially issuable shares related to convertible notes payable and convertible preferred stock	777,016,043	718,449,246
Potentially issuable vested shares to directors and officers	8,200,000	–
Potentially issuable unvested shares to directors and officers	6,100,000	–
Total anti-dilutive common stock equivalents	791,316,043	721,317,643

NOTE 7 – RELATED PARTIES

At March 31, 2025 and December 31, 2024, respectively, the amount due to two stockholders was $1,000 relating to depositing funds for opening bank accounts for the Company. The Company leases its current office facility from these stockholders on a month-to-month basis at a monthly rent of $250 starting January 1, 2020. Rent expense totaled $750 for the three months ended March 31, 2025 and 2024, respectively. The Company has recorded $3,750 and $3,000 as rent payable to the stockholder in accounts payable as of March 31, 2025 and December 31, 2024, respectively.

The Company executed a Convertible Promissory Note (“Note”) payable to an officer and director and indebted in the principal amount of $55,000 as of December 31, 2023. On February 5, 2024, the Company and the noteholder of the Note entered into a Debt Exchange Agreement to convert $55,000 principal balance of Note and $13,825 of accrued and unpaid interest as of the maturity date of Note on March 1, 2024. In exchange for the cancellation of all indebtedness of the Company owed to the noteholder as evidenced by the Note, and for no additional consideration, the Company agreed to issue to the noteholder 57 shares of the Company’s Series C convertible preferred stock, at the stated value of $1,200 per share (See Note 8).

The Company executed three convertible promissory notes payable to a director (see Note E) for the principal amount of $125,000 and recorded accrued interest payable of $82,430 and $78,731 as of March 31, 2025 and December 31, 2024, respectively.

NOTE 8 – STOCKHOLDERS' EQUITY

The Company has an authorized capital of 3,000,000,000 shares, $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock at March 31, 2025. The Company has 560,315,293 shares and 555,015,293 shares of common stock, 25,845 shares of Series A Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.

Common Stock

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion of funds legally available, therefore. In the event of liquidation, dissolution, or winding up of the Company, the holders of common stock are entitled to share pro rata in all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable. Holders of common stock have no preemptive rights to purchase the Company’s common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.

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

From January 1, 2024 to March 31, 2024, the noteholder of Note G converted the principal balance of $45,045 and accrued interest of $1,955 into 85,000,000 shares of common stock. The shares issued were valued at the fair value of common stock on the date of issuance.

Stock Incentive Plans

On December 14, 2017, the Board of Directors of the Company approved the 2017 Stock Incentive Plan (the “2017 Plan”). Awards may be made under the 2017 Plan for up to 4,500,000 shares of common stock of the Company. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the 2017 Plan. No awards can be granted under the 2017 Plan after the expiration of 10 years from the plan approval, but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards. As of March 31, 2025 and December 31, 2024, 952,212 shares of common stock remain unissued and unvested pursuant to 2017 Plan.

On March 11, 2019, the Board of Directors of the Company approved the 2019 Stock Incentive Plan (the “2019 Plan”). Awards may be made under the 2019 Plan for up to 5,000,000 shares of common stock of the Company. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the 2019 Plan. No awards can be granted under the 2019 Plan after the expiration of 10 years from the plan approval, but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards. For the three months ended March 31, 2025, the Company issued 200,000 common shares to two consultants for their services, valued at $240, being the fair value of the common shares issued on the date of issuance, pursuant to 2019 Plan. As of March 31, 2025 and December 31, 2024, 1,270,000 shares and 1,470,000 shares of common stock remain unissued and unvested pursuant to the 2019 Plan.

On March 18, 2022, the Board of Directors approved and adopted the 2022 Stock Incentive Plan (the “2022 Plan”). Awards may be made under the 2022 Plan for up to 20,000,000 shares of common stock of the Company, subject to adjustment as to the number and kind of shares awarded. Only employees and directors of the Company or an Affiliated company are eligible to receive Incentive Options under the 2022 Plan. The Company awarded 7,000,000 shares of the Company’s common stock to an officer and 7,000,000 shares of common stock to a director of the Company (see Note 4) vesting 1,500,000 shares vesting on the first anniversary on the date of issuance, 2,500,000 shares vesting on the second anniversary of the date of issuance, and 3,000,000 shares on the third anniversary of the date of issuance. In addition, on October 3, 2022, the Company awarded 300,000 shares of common stock to an advisor vesting 100,000 shares on the first anniversary date of issuance, 100,000 shares vesting on the second anniversary, and the remaining 100,000 vesting the third anniversary of the date of issuance. The common shares vested pursuant to the 2022 Plan amounted to 8,200,000 shares as of March 31, 2025, and 8,100,000 shares at December 31, 2024, and the 6,100,000 shares remain unvested as of March 31, 2025. For the three months ended March 31, 2025 and 2024, the Company recorded $1,295 and $519 as stock compensation expense for 1,232,877 shares and 747,945 shares, respectively. In addition, on March 5, 2025, the Company issued 5,000,000 shares to an officer and a director and 100,000 shares to a consultant, valued at $6,120, being the fair value of common shares issued on the date of issuance. 6,100,000 shares payable to an officer, a director and a consultant remain unvested as of March 31, 2025. Total shares payable to an officer, consultant and a director totaled 3,216,438 shares and 7,083,562 shares on March 31, 2025 and December 31, 2024, respectively.

Shares earned and issued related to the consulting agreements are issued under the 2017 Stock Incentive Plan and the 2019 Stock Incentive Plan (see Note 4).

Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange.

A summary of the status of the Company’s non-vested shares at March 31, 2025 and 2024 and changes during the three months ended, is presented below:

2019 Stock Incentive Plan	Shares of Common Stock	Weighted Average Exercise Price
Authorized shares per the 2022 Plan – 5,000,000 shares
Balance at December 31, 2023	–	$–
Awarded	–	–
Issued	–	–
Forfeited	–	–
Balance at March 31, 2024	–	$–

Balance at December 31, 2024	1,470,000	$–
Awarded	–	–
Issued	(200,000)	0.006146
Forfeited	–	–
Balance at March 31, 2025 -- (Unvested)	1,270,000	$0.006146

2022 Stock Incentive Plan	Shares of Common Stock	Weighted Average Exercise Price
Authorized shares per the 2022 Plan – 20,000,000 shares
Balance - December 31, 2023	–	$–
Awarded	11,200,000	0.006146
Issued	–	–
Forfeited	–	–
Balance - March 31, 2024	11,200,000	$0.006146

Balance - December 31, 2024	11,200,000	$0.006146
Awarded	–	–
Issued	(5,100,000)	0.006146
Forfeited	–	–
Balance - March 31, 2025 – (Unvested)	6,100,000	$0.006146

Preferred Stock

Series A Supervoting Convertible Preferred Stock

On July 2, 2020, the Board of Directors of the Company authorized the issuance of 15,600 shares of preferred stock, $0.001 par value per share, designated as Series A Supervoting Convertible Preferred Stock.

Dividends: Initially, there will be no dividends due or payable on Series A Supervoting Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Company’s Articles of Incorporation.

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

The Company had 25,845 shares of Series A Preferred Stock issued and outstanding at March 31, 2025 and December 31, 2024, respectively.

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

Based on the requirements of ASC 815, Derivatives and Hedging, the conversion feature represents an embedded derivative that is required to be bifurcated and accounted for as a separate derivative liability. The derivative liability is originally recorded at its estimated fair value and is required to be revalued at each conversion event and reporting period. Changes in the derivative liability fair value are reported in operating results for each reporting period.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock and recorded a gain in connection with the change in fair market value of the derivative liability of $2,751 for the three months March 31, 2025, and a loss of $6,630 for the three months ended March 31, 2024, respectively. The Company recorded $2,485 and $2,513 as preferred stock dividend expense for the three months ended March 31, 2025 and 2024, respectively. The Company recorded $43,993 and $41,508 as preferred stock dividend payable as of March 31, 2025 and December 31, 2024, respectively. Derivative liability payable for this transaction totaled $84,699 and $87,450 at March 31, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $84,000 at March 31, 2025 and December 31, 2024, respectively.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock and recorded a gain of $3,341 in connection with the change in fair market value of the derivative liability for the three months ended March 31, 2025, and recorded a loss of $8,051 for the three months ended March 31, 2024. The Company recorded preferred stock dividend expense of $3,018 and $3,052 for the three months ended March 31, 2025 and 2024, respectively. The Company recorded $52,837 and 49,497 as preferred stock dividend payable as of March 31, 2025 and December 31, 2024, respectively. Derivative liability payable for this transaction totaled $102,848 and $106,189 as of March 31, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $102,000 at March 31, 2025 and December 31, 2024, respectively.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock in connection with the change in fair market value of the derivative liability and recorded a gain of $2,004 for the three months ended March 31, 2025, and recorded a loss of $4,831 for the three months ended March 31, 2024. The Company recorded preferred stock dividend expense of $1,811 and $1,831for the three months ended March 31, 2025 and 2024, respectively. The Company recorded $24,084 and $22,273 as preferred stock dividend payable as of March 31, 2025 and December 31, 2024, respectively. Derivative liability payable for this transaction totaled $61,709 and $63,713 as of March 31, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $61,200 as of March 31, 2025 and December 31, 2024, respectively.

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

On February 7, 2022 (the date of receipt of cash proceeds of $51,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $65,025, $14,025 as day one loss on the derivative, $10,200 as interest expense, and $10,200 as Series B Convertible Preferred Stock mezzanine liability, and $51,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a gain of $2,004 in connection with the change in fair market value of the derivative liability for the three months ended March 31, 2025, and recorded a loss of $4,831 for the three months ended March 31, 2024, respectively. In addition, the Company recorded $1,810 and $1,831 as preferred stock dividend expense for the three months ended March 31, 2025 and 2024, and preferred stock dividend payable to GHS on this derivative totaled $23,098 and 21,288 as of March 31, 2025 and December 31, 2024, respectively. Derivative liability payable for this transaction totaled $61,709 and 63,713 as of March 31, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $61,200 as of March 31, 2025 and December 31, 2024, respectively.

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

On March 24, 2022 (the date of receipt of cash proceeds of $136,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $328,422, $192,422 as day one loss on the derivative, $27,200 as interest expense, and $27,200 as Series B Convertible Preferred Stock mezzanine liability, and $136,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a gain of $5,345 for the three months ended March 31, 2025, and a loss of $12,882 for the three months ended March 31, 2024, respectively. In addition, the Company recorded preferred stock dividend expense of $4,829 and $4,883 for the three months ended March 31, 2025 and 2024, respectively. The preferred stock dividend payable to GHS for this derivative totaled $59,181 and $54,352 as of March 31, 2025 and December 31, 2024. Derivative liability payable for this transaction totaled $164,557 and $169,902 as of March 31, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $163,200 as of March 31, 2025 and December 31, 2024, respectively.

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

On November 17, 2022 (the date of receipt of cash proceeds of $61,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $54,072, $6,928 as day one gain on the derivative, $12,200 as interest expense, $12,200 as Series B Convertible Preferred Stock mezzanine liability, and $61,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a gain of $2,398 for the three months ended March 31, 2025, and recorded a loss of $5,778 for the three months ended March 31, 2024, respectively. In addition, the Company recorded preferred stock dividend expense of $2,166 and $2,190 for the three months ended March 31, 2025 and 2024, respectively. The preferred stock dividend payable to GHS for this derivative totaled $20,817 and $18,651 as of March 31, 2025 and December 31, 2024. Derivative liability payable for this transaction totaled $73,808 and $76,206 at March 31, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $73,200 at March 31, 2025 and December 31, 2024, respectively.

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

The Company recalculated the value of the derivative liability associated with the convertible in connection with the change in fair market value of the derivative liability note at March 31, 2025 and recorded a gain of $2,440 for the three months ended March 31, 2025, and recorded a loss of $5,874 for the three months ended March 31, 2024. In addition, the Company recorded preferred stock dividend expense of $2,201 and $2,226 for the three months ended March 31, 2025 and 2024, respectively. The preferred stock dividend payable to GHS for this derivative totaled $14,309 and $12,108 as of March 31, 2025 and December 31, 2024, respectively. Derivative liability payable for this transaction totaled $75,701 and $77,511 as of March 31, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $74,400 at March 31, 2025 and December 31, 2024, respectively.

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

The Company recalculated the value of the derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a gain of $678 for the three months ended March 31, 2025. In addition, the Company recorded preferred stock dividend expense of $710 for the three months ended March 31, 2025. The preferred stock dividend payable to GHS for this derivative totaled $2,754 and $2,044 as of March 31, 2025 and December 31, 2024, respectively. Derivative liability payable for this transaction totaled $21,611 and 22,289 as of March 31, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $24,000 as of March 31, 2025 and December 31, 2024, respectively.

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

October 3, 2024

On October 3, 2024, pursuant to the terms of the SPA, GHS purchased 43 shares of Series B Convertible Preferred Stock and committed an additional 4 shares for services/fees for gross consideration of $43,000. The Company paid $3,860 in selling commissions and legal fees to complete this financing.

On October 3, 2024 (the date of receipt of cash proceeds of $39,140), the Company valued the fair value of the derivative and recorded an initial derivative liability of $43,000, $11,480 as day one loss on the derivative, $8,600 as interest expense, and $51,600 as Series B Convertible Preferred Stock mezzanine liability, and $39,140 as amortization.

The Company recalculated the value of the derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $2,865 for the three months ended March 31, 2025. In addition, the Company recorded preferred stock dividend expense of $1,810 for the three months ended March 31, 2025. The preferred stock dividend payable to GHS for this derivative totaled $3,460 and $1,650 as of March 31, 2025 and December 31, 2024. Derivative liability payable for this transaction totaled $55,243 and $52,378 as of March 31, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $56,400 as of March 31, 2025 and December 31, 2024, respectively.

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

Series C Convertible Preferred Stock

On January 8, 2024, the Board of Directors of the Company had authorized issuance of up to 5,000 shares of preferred stock, $0.001 per share, designated as Series C Convertible Preferred Stock. Each share of Preferred Stock shall have a par value of $0.001 per share and a stated value of $1,200, subject to the increase set forth in the Certificate of Designation.

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

March 1, 2024

On March 1, 2024, a convertible promissory noteholder and the Company mutually agreed to convert the principal balance of $55,000 and accrued interest of $13,825 into a total of 57 shares of Series C Convertible Preferred Stock. The Company valued the fair value of the derivative and recorded an initial derivative liability of $40,668, $425 as contra interest expense, $28,157 as day one gain on the derivative, $68,825 as amortization expense, and $68,825 as Series C Convertible Preferred Stock mezzanine liability.

The Company recalculated the value of the derivative liability associated with this convertible preferred stock in connection with the change in fair market value of the derivative liability and recorded a loss of $2,525 and $4,770 for the three months ended March 31, 2025 and 2024, respectively. The Company recorded $2,024 and $675 as preferred stock dividend expense for the three months ended March 31, 2025 and 2024. The Company recorded $8,883 and $6,859 as preferred stock dividend payable as of March 31, 2025 and December 31, 2024. Derivative liability payable for this transaction totaled $46,419 and $43,894 as of March 31, 2025 and December 31, 2024, and Series C Convertible Preferred Stock mezzanine liability was $68,400 as of March 31, 2025 and December 31, 2024, respectively.

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

Series D Convertible Preferred Stock

On March 17, 2025, the Board of Directors of the Company had authorized issuance of up to 210 shares of preferred stock, $0.001 par value per share, designated as Series D Convertible Preferred Stock. Each share of Preferred Stock shall have a par value of $0.001 per share and a stated value of $1,200, subject to the increase set forth in the Certificate of Designation.

Dividends: Each share of Series D Convertible Preferred Stock shall be entitled to receive, and the Company shall pay, cumulative dividends of 12% per annum, payable quarterly, beginning on the Original Issuance Date and ending on the date that such share of Series D Convertible Preferred Share has been converted or redeemed (the “Dividend End Date”). Dividends may be paid in cash or in shares of Series D Convertible Preferred Stock. From and after the issuance date, in addition to the payment of dividends pursuant to Section 3 (a), each Holder shall be entitled to receive, and the Company shall pay, dividends on shares of Series D Convertible Preferred Stock equal to (on an as-if-converted-to-Common-Stock basis) and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. The Company shall pay no dividends on shares of the common stock unless it simultaneously complies with the previous sentence.

Voting Rights: The Holder shall be entitled to vote on an as-converted basis (subject to the Beneficial Ownership Limitation), together with the holders of Common Stock, with respect to any question upon which the holders of Common Stock have the right to vote, except as may be otherwise provided by applicable law. Except as otherwise expressly provided herein or as required by law, the Holders of Series D Preferred Stock and the holders of Common Stock shall vote together and not as separate classes.

Liquidation: Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (a “Liquidation”), the Holders shall be paid, in preference and prior to any payment made to the holders of the Junior Securities and any other stock ranking in liquidation junior to the Series D Preferred Stock, an amount per share equal to the Stated Value (such amount is referred to herein as the “Liquidation Preference”). If upon a Liquidation Event, the assets to be distributed among the Holders shall be insufficient to permit payment in full to the Holders of the Liquidation Preference, then the entire assets of the Company shall be distributed ratably among such holders in proportion to the full respective Liquidation Preference to which they are entitled.

Conversion: The Holder shall have the right, at any time to convert such shares into Common Stock into that number of shares of common stock (subject to the Beneficial Ownership Limitation (as defined below)) determined by dividing the Stated Value of such share of Series D Preferred Stock by the Optional Conversion Rate (as defined below) (each, and “Optional Conversion”) at a conversion rate of the volume-weighted average price (“VWAP”) for the Company’s common stock for the ten (10) Trading Days immediately preceding the date of such conversion (the “Optional Conversion Rate”). “Trading Days” shall mean a day on which the means the principal markets or exchange on which the common stock is listed or quoted for trading on the date in question is open for business. “Beneficial Ownership Limitation” shall mean 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of Series D Preferred Stock held by the applicable Holder.

No fractional shares of Common Stock shall be issued upon conversion of shares of Series D Preferred Stock. If more than one share of Series D Preferred Stock shall be surrendered, or deemed surrendered, pursuant to subsection (c) above, for conversion at any one time by the same Holder, the number of full shares of Common Stock issuable upon conversion thereof shall be computed on the basis of the aggregate number of shares of such Series D Preferred Stock so surrendered. Any fractional share which would otherwise be issuable upon conversion of any shares of Series D Preferred Stock (after aggregating all shares of Series D Preferred Stock held by each holder) shall be rounded to the nearest whole number (with one-half being rounded upward).

The Company shall reserve, free from preemptive rights, out of its authorized but unissued shares of Common Stock solely for the purpose of effecting the conversion of the shares of Series D Preferred Stock sufficient shares to provide for the conversion of all outstanding shares of Series D Preferred Stock. All shares of Common Stock which may be issued in connection with the conversion provisions set forth herein will, upon issuance by the Company, be validly issued, fully paid and non-assessable, with no personal liability attached to ownership thereof, and free from all taxes, liens or charges with respect thereto.

All shares of Series D Preferred Stock which have been converted shall no longer be deemed to be outstanding and all rights with respect to such shares including the rights to receive dividends and to vote, shall immediately cease and terminate on the Optional Conversion Date, except only the right of the Holder thereof to receive shares of Common Stock in exchange thereof.

The Series D Convertible Preferred Stock is classified as temporary equity, as it is convertible upon issuance at an amount equal to the lowest traded price for the Company’s common stock for the fifteen trading days immediately preceding the date of conversion.

Based on the requirements of ASC 815, Derivatives and Hedging, the conversion feature represents an embedded derivative that is required to be bifurcated and accounted for as a separate derivative liability. The derivative liability is originally recorded at its estimated fair value and is required to be revalued at each conversion event and reporting period. Changes in the derivative liability fair value are reported in operating results for each reporting period.

March 21, 2025

On March 21, 2025, pursuant to the terms of the SPA, GHS purchased 60 shares of Series D Convertible Preferred Stock for gross consideration of $60,000. The Company paid $9,200 in selling commissions and legal fees to complete this financing.

On March 21, 2025 (the date of receipt of cash proceeds of $50,800), the Company valued the fair value of the derivative and recorded an initial derivative liability of $65,024, $14,224 as day one loss on the derivative, $12,000 as interest expense, and $72,000 as Series D Convertible Preferred Stock mezzanine liability, and $50,800 as amortization.

The Company recalculated the value of the derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a gain of $191 for the three months ended March 31, 2025. In addition, the Company recorded preferred stock dividend expense of $237 for the three months ended March 31, 2025. The preferred stock dividend payable to GHS for this derivative totaled $237 as of March 31, 2025. The derivative liability payable for this transaction totaled $64,833 as of March 31, 2025, and Series D Convertible Preferred Stock mezzanine liability was $72,000 as of March 31, 2025.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price of $0.0008, the closing stock price of the Company’s common stock on the date of valuation was $0.001, an expected dividend yield of 0%, expected volatility ranging from 198.72% to 199.73%, risk-free interest rates ranging from 4.03% to 4.04%, and an expected term of 1 year.

The following table represents the change in the fair value of the derivative liabilities for the three months ended March 31, 2025 and 2024, respectively.

	Level 1	Level 2	Level 3
Balance at December 31, 2023	$–	$–	$535,653
Additions to derivative liability	–	–	40,667
Change in the fair value of derivative liability	–	–	81,239
Balance at March 31, 2024	$–	$–	$657,559

Balance at December 31, 2024	$–	$–	$758,787
Additions to derivative liability	–	–	69,734
Change in the fair value of derivative liability	–	–	(20,473)
Balance at March 31, 2025	$–	$–	$808,048

As a result of issuance of derivative instruments, the Company recorded a derivative liability of $808,048 and $758,787 as of March 31, 2025 and December 31, 2024, Series B Convertible Preferred Stock liability of $699,600 and $694,800 as of March 31, 2025 and December 31, 2024, Series C Convertible Preferred Stock liability of $68,400 as of March 31, 2025 and December 31, 2024, and Series D Convertible Preferred Stock liability of $72,000 as of March 31, 2025, respectively.

Warrants

A summary of the status of the Company’s warrants as of March 31, 2025 and 2024, and changes during the three months then ended, is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2023	2,868,397	$0.00084	0.4 Years
Issued	–	–
Expired/Forfeited	(1,302,897)	–
Outstanding at March 31, 2024	1,562,500	$0.00084	0.4 Years

Outstanding at December 31, 2024	–	$–	–
Issued	–	–
Expired/Forfeited	–	–
Outstanding at March 31, 2025	–	$–	–

NOTE 9 – SUBSEQUENT EVENTS

On April 10, 2025, GHS Investments entered into a financing arrangement and purchased 45 shares of Series B Convertible Preferred Stock, $0.001 par value, $1,200 stated value, for a cash consideration of $44,100, pursuant to the terms of Security Purchase Agreement.

On May 14, 2025, GHS Investments entered into a financing arrangement and purchased 25 shares of Series D Convertible Preferred Stock, $0.001 par value, $1,200 stated value, for a cash consideration of $24,500, pursuant to the terms of Security Purchase Agreement.

On May 14, 2025, GHS Investments entered into a financing arrangement and purchased 11 shares of Series D Convertible Preferred Stock, $0.001 par value, $1,200 stated value, for a cash consideration of $10,780, pursuant to the terms of Security Purchase Agreement.

On May 14, 2025, the Company entered into an extension to the July 29, 2020 Convertible Promissory Note issued to GHS Investments in the principal amount of $75,000 (the “Note”). The maturity date of the Note was extended from April 29, 2025 to October 29, 2025. In addition, all prior Events of Default (as defined in the Note) were waived by GHS.

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

The financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the quarterly periods ended March 31, 2025 and 2024 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

Forward-Looking Statements

Statements in this management’s discussion and analysis of financial condition and results of operations contain certain forward-looking statements. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. Where in any forward-looking statements, if we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Operations for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024 (Unaudited)

For the three months ended March 31, 2025, we did not record any revenues and related cost of sales. Our operating expenses totaled $92,258 which included payroll costs of $50,000, amortization of intangible assets of $12,205, and general and administrative expenses of $30,053. We recorded net other expense of $64,953 consisting of loss of $15,764 due to change in fair market value of derivative liability; loss on derivatives of $14,224 consisting of loss on Series C Convertible Preferred Stock of $4,709 and loss on Series D Convertible Preferred Stock of $14,224; interest expense of $75,375 primarily due to recording of $62,800 as interest expense on issuance of Series D Convertible Preferred Stock; received employee retention credit from the internal revenue service totaling $8,882 in February 2025 which we recorded as other income. We also recorded preferred stock dividend on convertible preferred stock of $23,102. As a result of the above, we recorded a net loss of $180,313 attributable to common stockholders for the three months ended March 31, 2025.

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

No revenues were earned in Q1 2025 and, thus, revenues were less than the same period in 2024. Revenue growth for the rest of 2025 will be challenging given the difficulty in raising additional capital to fuel sales and marketing efforts. Potential future revenue growth depends on our ability to raise said capital and the following factors:

•	Our DOT Bridge Monitoring Contract ended in December 2023 but we believe our Structural Health Monitoring (“SHM”) vertical is the foundation of our future revenue stream. Recent discussions with our main contractor to the DOT revealed that the monitoring program in which we’ve participated in previous years has been suspended with no foreseeable plans to restart the program. Despite this setback, our main contractor has confirmed we can continue to monitor our two sites (at our cost), which will allow us to effectively market our system and services to local municipalities and other state DOTs. We continue to pursue DOT contacts in two other northeast states, but these may not convert to contracts for another year. Projects with local municipalities in our current northeast state also continue to be prospected and may convert to contracts sometime in 2025, as they are based on potential state grants and not dependent on state or municipal budget cycles.

•	Our Smart Manufacturing vertical is another potential source of future revenue based on the strong use case developed from our CNC POC and SaaS contracts in previous years. Although the SaaS contract ended in May 2024, the tool cost savings exceeded our projections and our customer’s expectations. This previous customer will continue to endorse our capabilities and services, including promotional video material previously released and pending. We believe their endorsement and promotional videos are valuable collateral to prospect future Smart Manufacturing CNC business. Additional POCs for other discrete manufacturing processes, including metal stamping, plastic injection molding, plastic extrusion, and automated assembly and test are also potential avenues of future revenue streams.

•	We believe our strategic partnership continues to be our greatest asset. The strength of our Aingura IIoT, S.L. partnership provides supplemental expertise, equipment and software, which ensures our ability to bring value to our prospective customers. Their recent successes in expanding their minimally invasive monitoring and predictive algorithms into heavy industrial equipment applications bodes well for additional U.S. collaborations with us.

Despite these positive factors, we continue to face significant headwinds and we have not been able to raise material funds for ongoing operations through our existing financing agreements due to market conditions. Our CEO and COO have received negligible compensation and have accrued almost all compensation since mid-April 2023 and the lack of funds has severely limited sales and marketing efforts. Our management continues to secure limited funding from our lead investor to pay for ongoing expenses and our leadership team is considering our options for both the short and long term. Given the current challenges in raising adequate funds, management is pursuing options including vetting suitable companies to merge with or acquire us.

We believe we’ve created valuable assets from our business development in these industries, which are strong in both their size and growth. The global smart manufacturing (also known as Industry 4.0) was 233.3 billion in 2024 and will reach $479 billion by 2029 (CAGR 15.5%), and the worldwide SHM industry is $2.5 billion in 2024 and will reach $4.1 billion by 2029 (CAGR of 10.4%).

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

Liquidity and Capital Resources for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024 (Unaudited)

At March 31, 2025, we reported a cash balance of $17,861 as a result of a decrease of $5,732 from $23,593 cash balance at December 31, 2024. This decrease was primarily as a result of net cash used in operating activities of $56,532 offset against the net cash received from sale of Series D Convertible Preferred Stock of $50,800 during the three months ended March 31, 2025.

Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2025 was $56,532, primarily attributed to the net loss of $180,313, stock compensation expense for services of $1,295, amortization of intangible assets of $12,205, loss on change in FMV of derivative liability of $20,473 of Series C and Series D Convertible Preferred Stock, and net increase in operating assets and liabilities of $72,742. The Company recorded changes in operating assets and liabilities primarily attributable to an increase in prepaid expenses and other current assets of $15,000, decrease in accounts payable of $34,827, increase in accrued liabilities of $62,088, increase in derivative liabilities of $33,588, increase in shares payable to related parties of $360, and increase in salaries payable to related parties of $31,599.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 and 2024 was $0.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025, was $50,800, due to cash received from sale of Series D Convertible Preferred Stock of $60,000, net of cash payments of offering costs of $9,200. Net cash provided by financing activities for the three months ended March 31, 2024, was $0.

As a result of the above activities, the Company recorded a decrease in cash of $5,732 for the three months ended March 31, 2025, and an increase in cash of $761 for the three months ended March 31, 2024, respectively.

The accompanying condensed unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $2,826,576, net loss incurred for the three months ended March 31, 2025 of $180,313, and has an accumulated deficit of $11,388,565 as of March 31, 2025. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed unaudited financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Clifford L. Emmons, who serves as our principal executive officer, and to the Company’s Interim Chief Financial Officer, Karen McNemar, who serves as our principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Emmons and Ms. McNemar, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2025. Based on their evaluation, Mr. Emmons and Ms. McNemar concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 5. Other Information.

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

SEC Ref. No.	Title of Document
10.1*	Finder’s Fee Agreement dated March 13, 2025 with J.H. Darbie & Co., Inc.
10.2*	Securities Purchase Agreement dated March 21, 2025 with GHS Investments, LLC
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IIOT-OXYS, Inc.

Date: May 20, 2025	By	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2025	By	/s/ Karen McNemar
Karen McNemar, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

