Form 10-Q
period 2025-06-30
IIOT-OXYS, Inc.
filed 2025-09-19
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on September 19, 2025, was 566,315,293.

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to IIOT-OXYS, Inc., a Nevada corporation, and as applicable to its wholly owned subsidiaries, OXYS Corporation, a Nevada corporation, and HereLab, Inc., a Delaware corporation.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$41,047	$23,593
Prepaid expenses and other current assets	–	2,139
Total Current Assets	41,047	25,732

Intangible assets, net	124,903	149,449
Total Assets	$165,950	$175,181

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$275,006	$322,473
Accrued liabilities	779,030	693,914
Deferred revenue	31,425	31,425
Notes payable - current	393,942	138,942
Shares payable to related parties	9,766	18,638
Salaries payable to related parties	617,609	538,981
Derivative liabilities	697,935	758,787
Total Current Liabilities	2,804,713	2,503,160

Notes payable	–	255,000
Due to stockholders	1,000	1,000
Total Liabilities	2,805,713	2,759,160

Commitments and Contingencies (Note 4)

Series B Convertible Preferred Stock, 600 shares designated, $0.001 Par Value, $1,200 stated value; 579 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively. Liquidation preference $699,600 and $694,800 at June 30, 2025 and December 31, 2024, respectively	699,600	694,800

Series C Convertible Preferred Stock, 5,000 shares designated, $0.001 Par Value, $1,200 stated value; 57 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively. Liquidation preference $68,400 and $68,400 at June 30, 2025 and December 31, 2024, respectively	68,400	68,400

Series D Convertible Preferred Stock, 210 shares designated, $0.001 Par Value, $1,200 stated value; 141 shares and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively. Liquidation preference $169,200 and $0 at June 30, 2025 and December 31, 2024, respectively	169,200	–

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 Shares authorized
Series A Preferred Stock, 25,845 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	26	26
Common Stock $0.001 Par Value, 10,000,000,000 shares authorized; 566,315,293 shares and 555,015,293 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	566,316	555,016
Additional paid in capital	7,295,671	7,306,031
Accumulated deficit	(11,438,976)	(11,208,252)
Total Stockholders' Equity (Deficit)	(3,576,963)	(3,347,179)

Total Liabilities and Stockholders' Equity	$165,950	$175,181

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three months Ended June 30,		For The Six months Ended June 30,
	2025	2024	2025	2024
Revenues	$–	$–	$–	$2,500

Cost of Sales	–	–	–	2,125

Gross Profit	–	–	–	375

Operating Expenses
Amortization of intangible assets	12,341	12,341	24,546	24,682
General and administrative	108,632	92,331	188,685	146,672
Total Operating Expenses	120,973	104,671	213,231	171,354

Other Income (Expense)
Gain (loss) on change in FMV of derivative liability	212,547	(264,887)	228,311	(346,126)
Gain (Loss) on derivative	(21,434)	(324)	(35,658)	27,833
Interest expense	(108,916)	(35,717)	(184,291)	(117,746)
Other income	13,447	–	22,329	–
Total Other Income (Expense)	95,644	(300,928)	30,691	(436,039)

Net Loss Before Income Taxes	(25,329)	(405,599)	(182,540)	(607,018)

Provision for Income Tax	–	–	–	–

Net Loss	(25,329)	(405,599)	$(182,540)	$(607,018)

Convertible Preferred Stock Dividend	(25,082)	(21,163)	(48,184)	(40,363)

Net Loss Attributable to Common Stockholders	$(50,411)	$(426,763)	$(230,724)	$(647,381)

Net Profit (Loss) Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding Attributable to Common Stockholders - Basic and Diluted	560,776,831	555,015,293	558,645,127	536,443,864

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

For the Three Months Ended June 30, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Series A	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - March 31, 2025	25,845	$26	560,315,293	$560,316	$7,297,891	$(11,388,565)	$(3,530,332)
Common stock issued to related parties for services	–	–	6,000,000	6,000	(600)	–	5,400
Sales commissions paid on capital raise	–	–	–	–	(1,620)	–	(1,620)
Net Loss	–	–	–	–	–	(50,411)	(50,411)
Balance - June 30, 2025	25,845	$26	566,315,293	$566,316	$7,295,671	$(11,438,976)	$(3,576,963)

For the Six Months Ended June 30, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Series A	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2024	25,845	$26	555,015,293	$555,016	$7,306,031	$(11,208,252)	$(3,347,179)
Common stock issued to related parties for services	–	–	11,000,000	11,000	400	–	11,400
Common stock issued for services	–	–	300,000	300	60	–	360
Sales commissions paid on capital raise	–	–	–	–	(10,820)	–	(10,820)
Net loss	–	–	–	–	–	(230,724)	(230,724)
Balance - June 30, 2025	25,845	$26	566,315,293	$566,316	$7,295,671	$(11,438,976)	$(3,576,963)

For the Three Months Ended June 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Series A	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - March 31, 2024	25,845	$26	555,015,293	$555,016	$7,312,291	$(10,664,215)	$(2,796,882)
Sales commissions paid on capital raise	–	–	–	–	(2,400)	–	(2,400)
Net loss	–	–	–	–	–	(426,763)	(426,763)
Balance - June 30, 2024	25,845	$26	555,015,293	$555,016	$7,309,891	$(11,090,978)	$(3,226,045)

For the Six Months Ended June 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Series A	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2024	25,845	$26	470,015,293	$470,016	$7,350,291	$(10,443,597)	$(2,623,264)
Common stock issued for conversion of convertible note payable	–	–	85,000,000	85,000	(38,000)	–	47,000
Sales commissions paid on capital raise	–	–	–	–	(2,400)	–	(2,400)
Net Loss	–	–	–	–	–	(647,381)	(647,381)
Balance - June 30, 2024	25,845	$26	555,015,293	$555,016	$7,309,891	$(11,090,978)	$(3,226,045)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(230,724)	$(647,381)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock compensation expense for services	2,529	–
Amortization of intangible assets	24,546	24,682
Amortization of debt discount on Series B & D Preferred Stock	33,000	–
Gain on change in fair value of derivative liability	(228,311)	–
Changes in Operating Assets and Liabilities
Decrease in accounts receivable	–	5,460
Decrease in prepaid expenses and other current assets	2,139	–
(Decrease) Increase in accounts payable	(47,467)	41,937
Increase in accrued liabilities	85,475	90,084
Increase in derivative liability	167,459	407,117
(Decrease) increase in shares payable to related parties	–	1,148
Increase in salaries payable to related parties	78,628	66,971
Net Cash Used in Operating Activities	(112,726)	(9,982)

Cash Flows from Investing Activities
Cash paid for note receivable	–	–
Net Cash used in Investing Activities	–	–

Cash Flows from Financing Activities
Cash received from sale of convertible preferred stock	141,000	20,000
Cash payments of offering costs	(10,820)	(2,400)
Net Cash Provided by Financing Activities	130,180	17,600

Net Increase in Cash and Cash Equivalents	17,454	7,618

Cash and Cash Equivalents - Beginning of Period	23,593	644

Cash and Cash Equivalents - End of Period	$41,047	$8,262

Supplement Disclosures of Cash Flow Information
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Conversion of convertible notes payable and derivative liabilities	$–	$85,000
Preferred stock issued for debt cancellation	$–	$68,400
Issuance of common stock for services	$11,760	$–

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2025 and 2024

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $2,763,666, net loss incurred for the six months ended June 30, 2025 of $230,724, cash used in operating activities of $112,726, and has an accumulated deficit of $11,438,976 as of June 30, 2025. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The consolidated condensed financial statements for June 30, 2025 and 2024, respectively, include the accounts of the Company, and its wholly owned subsidiaries OXYS Corporation and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

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

NOTE 3 – INTANGIBLE ASSETS

The Company’s intangible assets comprise of intellectual property revolving around their field tests, sensor integrations, and board designs. Intangible assets, net of amortization, amounted to $124,903 and $149,449 as of June 30, 2025 and December 31, 2024, respectively.

	June 30, 2025 (Unaudited)	December 31, 2024
Intangible Assets	$495,000	$495,000
Accumulated amortization	(370,097)	(345,551)
Intangible Assets, net	$124,903	$149,449

The Company determined that none of its intangible assets were impaired as of June 30, 2025 and December 31, 2024, respectively. Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives of ten years. The amortization expense of finite-lived intangibles was $12,341 and $12,341 for the three months ended June 30, 2025 and 2024, and $24,546 and $24,682 for the six months ended June 30, 2025 and 2024, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 30, 2025:

Amortization Expense
2025 (Remainder of the year)	$24,953
2026	49,500
2027	49,500
Thereafter	950
Total	$124,903

NOTE 4 – COMMITMENTS AND CONTINGENCIES

In prior years, the Company entered into consulting agreements with one director, three executive officers, and one engineer of the Company, which included commitments to issue shares of the Company’s common stock from the Company’s 2017 Stock Incentive Plan and 2019 Stock Incentive Plans. The authorized shares pursuant to the 2017 Stock Incentive Plan were 4,500,000 shares, and per 2019 Stock Incentive Plan were 5,000,000 shares. The consulting agreements with two consultants have been terminated and shares have been issued in conjunction with the related separation agreements. The vested shares related to the three advisors and the executive officers have not yet been issued in full, and therefore, remain a liability. According to the terms of the agreements, 3,547,788 shares were vested and issued per the Company’s 2017 Stock Incentive Plan as of June 30, 2025 and December 31, 2024, and 3,730,000 shares were vested and issued per the Company’s 2019 Stock Incentive Plan as of June 30, 2025 and December 31, 2024, respectively.

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

On March 18, 2022, the Company adopted 2022 Stock Incentive Plan and reserved 20,000,000 shares of common stock for issuance to incentivize its management team. Pursuant to the terms of the 2022 Plan, 14,300,000 shares of common stock were vested and 14,200,000 shares and 3,100,000 were issued as of June 30, 2025 and December 31, 2024, respectively.

Employment Agreement – CEO

On June 2, 2022, the Board approved an Employment Agreement with the CEO dated effective April 1, 2022 whereby, the CEO will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the CEO an aggregate of 7,000,000 shares of the Company’s common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2025. The shares are valued at 90% of the average market price of the shares of 30 trading days at the end of each quarter. The Company has recorded $327,674 and $279,352 in salaries payable to the CEO as of June 30, 2025 and December 31, 2024, respectively.

Employment Agreement – COO/Interim CFO

On June 2, 2022, the Board approved an Employment Agreement with the COO/Interim CFO dated effective April 1, 2022, whereby, the officer will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the COO/Interim CFO an aggregate of 7,000,000 shares of the Company common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2025. The shares are valued at 90% of the average market price of the shares of 30 trading days at the end of each quarter. The Company recorded $289,935 and $263,041 in salaries payable to the COO/Interim CFO as of June 30, 2025 and December 31, 2024, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the outstanding balance of convertible notes payable, interest and conversion rates as of June 30, 2025 and December 31, 2024, respectively.

		June 30, 2025 (Unaudited)	December 31, 2024

A.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at the lowest VWAP or $0.001 per share. The balance of principal and accrued and unpaid interest is payable on maturity on March 1, 2026. The note is secured by substantially all the assets of the Company.	$205,000	$205,000

D.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at the lowest VWAP or $0.001 per share. The balance of principal and accrued and unpaid interest is payable on maturity on March 1, 2026. The note is secured by substantially all the assets of the Company.	50,000	50,000

E.	Convertible note payable to a related party with interest at 12% per annum, convertible at any time into shares of common stock at $0.0006 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on February 2, 2026. The note is secured by substantially all the assets of the Company.	125,000	125,000

G.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.0006 per share. Note was issued as payment for future fees to be incurred under the related Equity Financing Agreement. Principal and interest due on maturity on October 29, 2025. The note is secured by substantially all the assets of the Company.	13,942	13,942
		393,942	393,942
	Less current portion	(393,942)	(138,942)
	Long term portion	$–	$255,000

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

The Company recorded interest expense of $6,133 and $6,133 for the three months ended June 30, 2025 and 2024, respectively, and $12,199 and $12,266 for the six months ended June 30, 2025 and 2024, respective. Accrued interest payable on Note A was $221,334 and $209,135 as of June 30, 2025 and December 31, 2024, respectively. The principal balance payable on Note A amounted to $205,000 as of June 30, 2025 and December 31, 2024, respectively.

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

The Company recorded interest expense of $1,496 and $1,496 for the three months ended June 30, 2025 and 2024, and $2,975 and $2,992 for six months ended June 30, 2025 and 2024, respectively. Accrued interest payable on Note D totaled $35,689 and $32,714 at June 30, 2025 and December 31, 2024, respectively. The principal balance payable on Note D amounted to $50,000 at June 30, 2025 and December 31, 2024, respectively.

E. August 2019 Convertible Note and Warrants (“Note E”)

On August 6, 2025, the noteholder of Note E agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to February 2, 2026 for no additional consideration. All other terms and conditions of the Note E remained the same.

The Company recorded interest expense of $3,740 and $3,740 on Note E for the three months ended June 30, 2025 and 2024, and $7,439 and $7,479 for the six months ended June 30, 2025 and 2024, respectively. Accrued interest payable on Note E was $86,170 and $78,731 as of June 30, 2025 and December 31, 2024, respectively. This note is payable to a related party. The principal balance payable on Note E amounted to $125,000 as of June 30, 2025 and December 31, 2024, respectively.

G . July 2020 Equity Financing Arrangement (“Note G”)

On May 14, 2025, the noteholder of Note G agreed to extend the maturity date of the Secured Convertible Promissory Note from April 29, 2025 to October 29, 2025. All other terms and conditions of the Note G remained the same.

During the three months ended March 31, 2024, the noteholder of Note G converted principal amount of $45,045 and accrued interest of $1,955 in exchange of 85,000,000 shares of common stock of the Company.

The Company recorded interest expense on Note G of $348 and $348 for the three months ended June 30, 2025 and 2024, and $691 and $420 for the six months ended June 30, 2025 and 2024, respectively. Accrued interest payable on Note G was $1,814 and $1,123 as of June 30, 2025 and December 31, 2024, respectively. The principal balance payable of Note G amounted to $13,942 as of June 30, 2025 and December 31, 2024, respectively.

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to common stockholders (basic)	$(50,411)	$(426,763)	$(230,724)	$(647,381)
Shares used to compute net loss per common share, basic and diluted	560,776,831	555,015,293	558,645,127	536,443,864
Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the six months ended June 30, 2025 and 2024, respectively, because their inclusion would be anti-dilutive:

	As of June 30,
	2025	2024
Warrants to purchase common stock	–	1,562,500
Potentially issuable shares related to convertible notes payable and convertible preferred stock	780,922,851	730,916,583
Total anti-dilutive common stock equivalents	780,921,851	732,479,083

NOTE 7 – RELATED PARTIES

At June 30, 2025 and December 31, 2024, respectively, the amount due to two stockholders was $1,000 relating to depositing funds for opening bank accounts for the Company. The Company leases its current office facility from these stockholders on a month-to-month basis at a monthly rent of $250 starting January 1, 2020. Rent expense totaled $750 and $1,500 for the three months and six months ended June 30, 2025 and 2024, respectively. The Company has recorded $4,750 and $3,250 as rent payable to the stockholder in accounts payable as of June 30, 2025 and December 31, 2024, respectively.

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

The Company executed three convertible promissory notes payable to a director (see Note E) for the principal amount of $125,000 and recorded accrued interest payable of $86,170 and $78,731 as of June 30, 2025 and December 31, 2024, respectively.

NOTE 8 – STOCKHOLDERS' EQUITY

The Company has an authorized capital of 10,000,000,000 shares, $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock at June 30, 2025. The Company has 566,315,293 shares and 555,015,293 shares of common stock, 25,845 shares of Series A Preferred Stock issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.

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

Stock Incentive Plans

On December 14, 2017, the Board of Directors of the Company approved the 2017 Stock Incentive Plan (the “2017 Plan”). Awards may be made under the 2017 Plan for up to 4,500,000 shares of common stock of the Company. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the 2017 Plan. No awards can be granted under the 2017 Plan after the expiration of 10 years from the plan approval, but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards. As of June 30, 2025 and December 31, 2024, 952,212 shares of common stock remain unissued and unvested pursuant to 2017 Plan.

On March 11, 2019, the Board of Directors of the Company approved the 2019 Stock Incentive Plan (the “2019 Plan”). Awards may be made under the 2019 Plan for up to 5,000,000 shares of common stock of the Company. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the 2019 Plan. No awards can be granted under the 2019 Plan after the expiration of 10 years from the plan approval, but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards. For the six months ended June 30, 2025, the Company issued 200,000 common shares to two consultants for their services, valued at $240, being the fair value of the common shares issued on the date of issuance, pursuant to 2019 Plan. As of June 30, 2025 and December 31, 2024, 1,270,000 shares and 1,470,000 shares of common stock remain unissued and unvested pursuant to the 2019 Plan.

On March 18, 2022, the Board of Directors approved and adopted the 2022 Stock Incentive Plan (the “2022 Plan”). Awards may be made under the 2022 Plan for up to 20,000,000 shares of common stock of the Company, subject to adjustment as to the number and kind of shares awarded. Only employees and directors of the Company or an Affiliated company are eligible to receive Incentive Options under the 2022 Plan. The Company awarded 7,000,000 shares of the Company’s common stock to an officer and 7,000,000 shares of common stock to a director of the Company (see Note 4) vesting 1,500,000 shares vesting on the first anniversary on the date of issuance, 2,500,000 shares vesting on the second anniversary of the date of issuance, and 3,000,000 shares on the third anniversary of the date of issuance. In addition, on October 3, 2022, the Company awarded 300,000 shares of common stock to an advisor vesting 100,000 shares on the first anniversary date of issuance, 100,000 shares vesting on the second anniversary, and the remaining 100,000 vesting the third anniversary of the date of issuance. The common shares vested pursuant to the 2022 Plan amounted to 14,500,000 shares as of June 30, 2025, and 8,100,000 shares at December 31, 2024, and the 5,500,000 shares remain unvested as of June 30, 2025. For the three months ended June 30, 2025 and 2024, the Company recorded $1,234 and $628 as stock compensation expense for 1,495,890 shares and 747,945 shares, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded $2,529 and $1,148 as stock compensation expense for 2,728,767 shares and 1,495,890 shares, respectively. In addition, on March 5, 2025, the Company issued 5,000,000 shares to an officer and a director and 100,000 shares to a consultant, valued at $6,120, being the fair value of common shares issued on the date of issuance. On June 23, 2025, the Company issued 6,000,000 shares to an officer and a director, valued at $5,400 being the fair value of common shares issued on the date of issuance. Total compensation payable to an officer and a director totaled $9,766 and $18,638 at June 30, 2025 and December 31, 2024, respectively.

Shares earned and issued related to the consulting agreements are issued under the 2017 Stock Incentive Plan and the 2019 Stock Incentive Plan (see Note 4).

Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange.

A summary of the status of the Company’s non-vested shares at June 30, 2025 and 2024 and changes during the six months ended, is presented below:

2019 Stock Incentive Plan	Shares of Common Stock	Weighted Average Exercise Price
Authorized shares per the 2022 Plan – 5,000,000 shares
Balance at December 31, 2023	–	$–
Awarded	–	–
Issued	–	–
Forfeited	–	–
Balance at June 30, 2024	–	$–

Balance at December 31, 2024	200,000	$–
Awarded	–	–
Vested	(200,000)	0.006146
Forfeited	–	–
Balance at June 30, 2025 -- (Unvested)	–	$0.006146

2022 Stock Incentive Plan	Shares of Common Stock	Weighted Average Exercise Price
Authorized shares per the 2022 Plan – 20,000,000 shares
Balance - December 31, 2023	11,200,000	$–
Awarded	3,100,000	0.006146
Vested	(8,100,000)	–
Forfeited	–	–
Balance – June 30, 2024	6,200,000	$0.006146

Balance - December 31, 2024	11,100,000	$0.006146
Awarded	–	–
Vested	(11,100,000)	0.006146
Forfeited	–	–
Balance – June 30, 2025 – (Unvested)	–	$0.006146

Preferred Stock

Series A Supervoting Convertible Preferred Stock

The Board of Directors of the Company authorized the issuance of 25,845 shares of preferred stock, $0.001 par value per share, designated as Series A Supervoting Convertible Preferred Stock as of June 30, 2025.

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

The Company had 25,845 shares of Series A Preferred Stock issued and outstanding at June 30, 2025 and December 31, 2024, respectively.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock and recorded a gain in connection with the change in fair market value of the derivative liability of $18,715 and $21,466 for the three months and six months ended June 30, 2025, and a loss of $39,975 and $33,954 for the three months and six months ended June 30, 2024, respectively. The Company recorded preferred dividend expense of $2,513 and $4,999 for the three months and six months ended June 30, 2025, and $2,513 and $5,026 for the three months and six months ended June 30, 2024, respectively. The Company recorded $48,992 and $41,508 as preferred stock dividend payable as of June 30, 2025 and December 31, 2024, respectively. Derivative liability payable for this transaction totaled $65,984 and $87,450 at June 30, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $84,000 at June 30, 2025 and December 31, 2024, respectively.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock and recorded a gain of $22,725 and $26,066 in connection with the change in fair market value of the derivative liability for the three months and six months ended June 30, 2025, and recorded a loss of $33,179 and 41,230 for the three months and six months ended June 30, 2024, respectively. The Company recorded preferred stock dividend expense of $3,052 and $6,070 for the three months ended June 30, 2025, and $3,052 and $6,103 for the three months and six months ended June 30, 2024, respectively. The Company recorded $55,566 and $49,497 as preferred stock dividend payable as of June 30, 2025 and December 31, 2024, respectively. Derivative liability payable for this transaction totaled $80,123 and $106,189 as of June 30, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $102,000 at June 30, 2025 and December 31, 2024, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0006 to $0.0141, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0006 to $0.0184, an expected dividend yield of 0%, expected volatility ranging from 160.41% to 437.59%, risk-free interest rates ranging from 0.07% to 5.46%, and an expected term ranging from 0.21 years to 1.50 years.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock in connection with the change in fair market value of the derivative liability and recorded a gain of $13,635 and $15,639 for the three months and six months ended June 30, 2025, and recorded a loss of $19,907 and $24,738 for the three months and six months ended June 30, 2024, respectively. The Company recorded preferred stock dividend expense of $1,831 and $3,642 for the three months and six months ended June 30, 2025, and $1,831 and $3,662 for the three months and six months ended June 30, 2024, respectively. The Company recorded $25,915 and $22,273 as preferred stock dividend payable as of June 30, 2025 and December 31, 2024, respectively. Derivative liability payable for this transaction totaled $48,074 and $63,713 as of June 30, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $61,200 as of June 30, 2025 and December 31, 2024, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0006 to $0.0050 the closing stock price of the Company's common stock on the date of valuation ranging from $0.00065 to $0.0070, an expected dividend yield of 0%, expected volatility ranging from 174.58% to 221.64%, risk-free interest rates ranging from 0.91% to 5.46%, and an expected term of 1.50 years.

February 7, 2022

On February 7, 2022, pursuant to the terms of the SPA, GHS purchased an additional 51 shares of Series B Convertible Preferred Stock for gross proceeds of $51,000. The Company paid $1,000 in selling commissions to complete this financing.

On February 7, 2022 (the date of receipt of cash proceeds of $51,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $65,025, $14,025 as day one loss on the derivative, $10,200 as interest expense, and $10,200 as Series B Convertible Preferred Stock mezzanine liability, and $51,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a gain of $13,635 and $15,639 in connection with the change in fair market value of the derivative liability for the three months and six months ended June 30, 2025, and recorded a loss of $19,907 and $24,738 for the three months and six months ended June 30, 2024, respectively. In addition, the Company recorded $1,831 and $3,641 as preferred stock dividend expense for the three months and six months ended June 30, 2025, $1,831 and $3,662 for the three months and six months ended June 30, 2024. Preferred stock dividend payable to GHS on this derivative totaled $24,929 and $21,288 as of June 30, 2025 and December 31, 2024, respectively. Derivative liability payable for this transaction totaled $48,074 and $63,713 as of June 30, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $61,200 as of June 30, 2025 and December 31, 2024, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0006 to $0.0096, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0006 to $0.0172, an expected dividend yield of 0%, expected volatility ranging from 160.35% to 201.38%, risk-free interest rates ranging from 1.09% to 5.46%, and an expected term of 1.35 to 1.5 years.

March 24, 2022

On March 24, 2022, pursuant to the terms of the SPA, GHS purchased an additional 136 shares of Series B Convertible Preferred Stock for gross proceeds of $136,000. The Company paid $2,720 in selling commissions to complete this financing.

On March 24, 2022 (the date of receipt of cash proceeds of $136,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $328,422, $192,422 as day one loss on the derivative, $27,200 as interest expense, and $27,200 as Series B Convertible Preferred Stock mezzanine liability, and $136,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a gain of $36,360 and $41,705 for the three months and six months ended June 30, 2025, and a loss of $53,086 and $12,968 for the three months and six months ended June 30, 2024, respectively. In addition, the Company recorded preferred stock dividend expense of $4,883 and $9,712 for the three months and six months ended June 30, 2025, and $4,883 and $9,765 for the three months and six months ended June 30, 2024, respectively. The preferred stock dividend payable to GHS for this derivative totaled $64,064 and $54,352 as of June 30, 2025 and December 31, 2024. Derivative liability payable for this transaction totaled $128,197 and $169,902 as of June 30, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $163,200 as of June 30, 2025 and December 31, 2024, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0006 to $0.0096, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0006 to $0.0018, an expected dividend yield of 0%, expected volatility ranging from 160.35% to 202.70%, risk-free interest rates ranging from 1.55% to 5.46%, and an expected term of 1.48 to 1.5 years.

November 17, 2022

On November 17, 2022, pursuant to the terms of the SPA, GHS purchased an additional 61 shares of Series B Convertible Preferred Stock for gross proceeds of $61,000. The Company paid $1,220 in selling commissions to complete this financing.

On November 17, 2022 (the date of receipt of cash proceeds of $61,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $54,072, $6,928 as day one gain on the derivative, $12,200 as interest expense, $12,200 as Series B Convertible Preferred Stock mezzanine liability, and $61,000 as amortization. The Company recalculated the value of the derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a gain of $16,308 and $18,706 for the three months and six months ended June 30, 2025, and recorded a loss of $23,811 and 29,588 for the three months and six months ended June 30, 2024, respectively. In addition, the Company recorded preferred stock dividend expense of $2,190 and $4,356 for the three months ended June 30, 2025 and $2,199 and $4,398 for the three months and six months ended June 30, 2024, respectively. The preferred stock dividend payable to GHS for this derivative totaled $23,007 and $18,651 as of June 30, 2025 and December 31, 2024. Derivative liability payable for this transaction totaled $57,500 and $76,206 at June 30, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $73,200 at June 30, 2025 and December 31, 2024, respectively.

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

The Company recalculated the value of the derivative liability associated with the convertible in connection with the change in fair market value of the derivative liability note and recorded a gain of $16,581 and $19,021 for the three months and six months ended June 30, 2025, and recorded a loss of $24,210 and $30,084 for the three months and six months ended June 30, 2024. In addition, the Company recorded preferred stock dividend expense of $2,226 and $4,427 for the three months and six months ended June 30, 2025, and $2,226 and $4,452 for the three months and six months ended June 30, 2024, respectively. The preferred stock dividend payable to GHS for this derivative totaled $16,535 and $12,108 as of June 30, 2025 and December 31, 2024, respectively. Derivative liability payable for this transaction totaled $58,490 and $77,511 as of June 30, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $74,400 at June 30, 2025 and December 31, 2024, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0006 to $0.0014, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0006 to $0.0015, an expected dividend yield of 0%, expected volatility ranging from 189.98% to 202.70%, risk-free interest rates ranging from 4.79% to 5.46%, and an expected term of 1.5 years.

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

The Company recalculated the value of the derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a gain of $5,084 and $5,762 for the three months and six months ended June 30, 2025, and recorded a loss of $7,256 and $7,256 for the three months and six months ended June 30, 2024, respectively. In addition, the Company recorded preferred stock dividend expense of $718 and $1,428 for the three months and six months ended June 30, 2025, and $592 and $592 for the three months and six months ended June 30, 2024, respectively. The preferred stock dividend payable to GHS for this derivative totaled $3,472 and $2,044 as of June 30, 2025 and December 31, 2024, respectively. Derivative liability payable for this transaction totaled $16,527 and $22,289 as of June 30, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $24,000 as of June 30, 2025 and December 31, 2024, respectively.

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

The Company recalculated the value of the derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a gain of $16,405 and $13,540 for the three months ended June 30, 2025. In addition, the Company recorded preferred stock dividend expense of $1,687 and $3,497 for the three months and six months ended June 30, 2025. The preferred stock dividend payable to GHS for this derivative totaled $5,147 and $1,650 as of June 30, 2025 and December 31, 2024, respectively. Derivative liability payable for this transaction totaled $38,839 and $52,378 as of June 30, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $56,400 as of June 30, 2025 and December 31, 2024, respectively.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock in connection with the change in fair market value of the derivative liability and recorded a gain of $2,349 and a loss of $176 for the three months and six months ended June 30, 2025, and recorded a gain of $1,882 and a loss of $2,888 for the three months and six months ended June 30, 2024, respectively. The Company recorded $2,046 and $4,070 as preferred stock dividend expense for the three months and six months ended June 30, 2025, and $675 and $1,349 for the three months and six months ended June 30, 2024, respectively. The Company recorded $10,929 and $6,859 as preferred stock dividend payable as of June 30, 2025 and December 31, 2024. Derivative liability payable for this transaction totaled $44,071 and $43,894 as of June 30, 2025 and December 31, 2024, and Series C Convertible Preferred Stock mezzanine liability was $68,400 as of June 30, 2025 and December 31, 2024, respectively.

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

The Company recalculated the value of the derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a gain of $15,252 and $15,443 for the three months and six months ended June 30, 2025. In addition, the Company recorded preferred stock dividend expense of $2,154 and $2,391 for the three months and six months ended June 30, 2025. The preferred stock dividend payable to GHS for this derivative totaled $2,391 as of June 30, 2025. The derivative liability payable for this transaction totaled $49,581 as of June 30, 2025, and Series D Convertible Preferred Stock mezzanine liability was $72,000 as of June 30, 2025.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price ranging from $0.0006 to $0.0008, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0006 to $0.001, an expected dividend yield of 0%, expected volatility ranging from 198.72% to 199.73%, risk-free interest rates ranging from 3.96% to 4.04%, and an expected term of 1 year.

April 10, 2025

On April 10, 2025, pursuant to the terms of the SPA, GHS purchased 45 shares of Series D Convertible Preferred Stock for gross consideration of $45,000. The Company paid $900 in selling commissions and legal fees to complete this financing.

On April 10, 2025 (the date of receipt of cash proceeds of $44,100), the Company valued the fair value of the derivative and recorded an initial derivative liability of $57,220, $12,220 as day one loss on the derivative, $9,000 as interest expense, and $54,000 as Series D Convertible Preferred Stock mezzanine liability, and $45,000 as amortization.

The Company recalculated the value of derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a gain of $20,034 for the three months and six months ended June 30, 2025. In addition, the Company recorded preferred stock dividend expense of $1,438 and $1,438 for the three months and six months ended June 30, 2025. The preferred stock dividend payable to GHS for this derivative totaled $1,438 as of June 30, 2025. The derivative liability payable for this transaction totaled $37,186 as of June 30, 2025, and Series D Convertible Preferred Stock mezzanine liability was $54,000 as of June 30, 2025.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price ranging from $0.0006 to $0.0007, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0006 to $0.0010, an expected dividend yield of 0%, expected volatility ranging from 199.69% to 199.89%, risk-free interest rates ranging from 3.96% to 3.97%, and an expected term of 1 year.

May 14, 2025 - 1

On May 14, 2025, pursuant to the terms of the SPA, GHS purchased 11 shares of Series D Convertible Preferred Stock for gross consideration of $11,000. The Company paid $220 in selling commissions and legal fees to complete this financing.

On May 10, 2025 (the date of receipt of cash proceeds of $10,780), the Company valued the fair value of the derivative and recorded an initial derivative liability of $13,815, $2,815 as day one loss on the derivative, $2,200 as interest expense, $13,815 as Series D Convertible Preferred Stock mezzanine liability, and $11,000 as amortization.

The Company recalculated the value of derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a gain of $4,726 for the three months and six months ended June 30, 2025. In addition, the Company recorded preferred stock dividend expense of $204 and $204 for the three months and six months ended June 30, 2025. The preferred stock dividend payable to GHS for this derivative totaled $204 as of June 30, 2025. The derivative liability payable for this transaction totaled $9,090 as of June 30, 2025, and Series D Convertible Preferred Stock mezzanine liability was $13,200 as of June 30, 2025.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price ranging from $0.0006 to $0.0007, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0006 to $0.0010, an expected dividend yield of 0%, expected volatility ranging from 194.94% to 199.89%, risk-free interest rates ranging from 3.96% to 4.14%, and an expected term of 1 year.

May 14, 2025 - 2

On May 14, 2025, pursuant to the terms of the SPA, GHS purchased 25 shares of Series D Convertible Preferred Stock for gross consideration of $25,000. The Company paid $500 in selling commissions and legal fees to complete this financing.

On May 10, 2025 (the date of receipt of cash proceeds of $24,500), the Company valued the fair value of the derivative and recorded an initial derivative liability of $31,399, $6,399 as day one loss on the derivative, $5,000 as interest expense, $13,815 as Series D Convertible Preferred Stock mezzanine liability, and $11,000 as amortization.

The Company recalculated the value of derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a gain of $4,726 for the three months and six months ended June 30, 2025. In addition, the Company recorded preferred stock dividend expense of $204 and $204 for the three months and six months ended June 30, 2025. The preferred stock dividend payable to GHS for this derivative totaled $204 as of June 30, 2025. The derivative liability payable for this transaction totaled $20,659 as of June 30, 2025, and Series D Convertible Preferred Stock mezzanine liability was $30,000 as of June 30, 2025.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price ranging from $0.0006 to $0.0007, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0006 to $0.0010, an expected dividend yield of 0%, expected volatility ranging from 194.94% to 199.89%, risk-free interest rates ranging from 3.96% to 4.14%, and an expected term of 1 year.

The following table represents the change in the fair value of the derivative liabilities for the six months ended June 30, 2025 and 2024, respectively.

	Level 1	Level 2	Level 3
Balance at December 31, 2023	$–	$–	$535,653
Additions to derivative liability	–	–	60,992
Change in the fair value of derivative liability	–	–	346,125
Balance at June 30, 2024	$–	$–	$942,770

Balance at December 31, 2024	$–	$–	$758,787
Additions to derivative liability	–	–	167,459
Change in the fair value of derivative liability	–	–	(228,311)
Balance at June 30, 2025	$–	$–	$697,935

As a result of issuance of derivative instruments, the Company recorded a derivative liability of $697,935 and $758,787 as of June 30, 2025 and December 31, 2024, Series B Convertible Preferred Stock liability of $699,600 and $694,800 as of June 30, 2025 and December 31, 2024, Series C Convertible Preferred Stock liability of $68,400 as of June 30, 2025 and December 31, 2024, and Series D Convertible Preferred Stock liability of $169,200 as of June 30, 2025, respectively.

Warrants

A summary of the status of the Company’s warrants as of June 30, 2025 and 2024, and changes during the six months then ended, is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2023	2,868,397	$0.00084	0.4 Years
Issued	–	–
Expired/Forfeited	(1,305,897)	–
Outstanding at June 30, 2024	1,562,500	$0.00084	0.4 Years

Outstanding at December 31, 2024	–	$–	–
Issued	–	–
Expired/Forfeited	–	–
Outstanding at June 30, 2025	–	$–	–

NOTE 9 – SUBSEQUENT EVENT

The Company filed a Certificate of Amendment of its Articles of Incorporation with the Secretary of State of Nevada to increase its authorized shares of common stock, $0.001 par value per share, from 3,000,000,000 shares to 10,000,000,000 shares, which filing became effective on September 3, 2025.

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

The financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the quarterly periods ended June 30, 2025 and 2024 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

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

Results of Operations for the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024 (Unaudited)

For the three months ended June 30, 2025, we did not record any revenues and related cost of sales. Our operating expenses totaled $120,973 which included payroll costs of $50,000, amortization of intangible assets of $12,341, professional fees of $70,280, and a credit balance of $11,648 in general and administrative expenses which included a recovery recorded in the current period to reverse the previously recognized expense for stale payables that were determined by management to be no longer payable. We recorded net other income of $95,644 consisting of a gain of $212,547 due to change in fair market value of derivative liability; loss on derivatives on Series D Convertible Preferred Stock of $21,434; interest expense of $108,916 primarily due to recording of $97,200 as interest expense on issuance of Series D Convertible Preferred Stock and $11,716 interest on notes payable; and received employee retention credit from the internal revenue service totaling $13,447 in May 2025, which we recorded as other income. We also recorded preferred stock dividend on convertible preferred stock of $25,082. As a result of the above, we recorded a net loss of $50,411 attributable to common stockholders for the three months ended June 30, 2025.

For the three months ended June 30, 2024, we did not earn any revenues and did not incur related cost of sales. Our operating expenses were $104,672 which included payroll costs of $50,000, amortization of intangible assets of $12,341, legal and professional fees of $33,241, and general and administrative expenses of $9,090. We recorded net other expense of $300,928 consisting of loss of $264,887 due to change in fair market value of derivative liability, loss on a derivative of $324 on Series C Convertible Preferred Stock, and interest expense of $35,717. We also recorded $21,163 as preferred stock dividend on convertible preferred stock for the three months ended June 30, 2024. As a result, we incurred a net loss of $426,763 attributable to common stockholders for the three months ended June 30, 2024.

During the current and prior period, we did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

Results of Operations for the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024 (Unaudited)

For the six months ended June 30, 2025, we did not earn any revenues and did not incur related cost of sales. Our operating expenses were $213,231 which included payroll costs of $100,000, amortization of intangible assets of $24,546, legal and professional fees of $84,865, and general and administrative expenses of $3,819. We recorded net other income of $30,691 consisting of a gain of 228,311 due to change in fair market value of derivative liability, loss on a derivative of $35,658 on Series C and D Convertible Preferred Stock, and interest expense of $184,291 primarily due to recording of $160,800 as interest expense on issuance of Series D Convertible Preferred Stock and $23,304 interest on notes payable. We also recorded $48,184 as preferred stock dividend on convertible preferred stock for the six months ended June 30, 2025. As a result, we incurred a net loss of $230,724 attributable to common stockholders for the six months ended June 30, 2025.

For the six months ended June 30, 2024, we earned revenues of $2,500 and recorded related cost of sales of $2,125. Our operating expenses were $171,354 which included payroll costs of $100,518, amortization of intangible assets of $24,682, legal and professional fees of $45,046, and general and administrative expenses of $1,108. We recorded net other expense of $436,039 consisting of loss of $346,126 due to change in fair market value of derivative liability, gain on a derivative of $27,833 on Series C Convertible Preferred Stock, and interest expense of $117,746. We also recorded $40,363 as preferred stock dividend on convertible preferred stock for the six months ended June 30, 2024. As a result, we incurred a net loss of $647,381 attributable to common stockholders for the six months ended June 30, 2024.

During the current and prior period, we did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

No revenues were earned in Q2 2025 and, thus, revenues were less than the same period in 2024. Revenue growth for the rest of 2025 will be challenging given the difficulty in raising additional capital to fuel sales and marketing efforts. Potential future revenue growth depends on our ability to raise said capital and the following factors:

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

Liquidity and Capital Resources for the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024 (Unaudited)

At June 30, 2025, we reported a cash balance of $41,047 as a result of an increase of $17,454 from $23,593 cash balance at December 31, 2024. This increase was primarily as a result of net cash provided by sale of Series C and Series D convertible preferred stock of $141,000, offset by cash used by operating activities of 112,726 and cash payment of $10,820 in offering costs.

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2025 was $112,726, primarily attributed to the net loss of $230,724, stock compensation expense of $2,529, amortization of intangible assets of $24,546, amortization of debt discount on Series C & D convertible preferred stock of $33,000, gain on change in the fair value of derivative liability of $228,311, and net decrease in operating assets and liabilities of $286,234. The Company recorded changes in operating assets and liabilities primarily attributable to decrease in prepaids and other current assets of $2,139, decrease in accounts payable of $47,467, increase in accrued liabilities of $85,475, decrease in derivative liabilities of $167,459, and increase in salaries payable to related parties of $78,628.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 and 2024 was $0.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025, was $130,180, due to cash received from sale of Series D Convertible Preferred Stock of $141,000, net of cash payments of offering costs of $10,820.

Net cash provided by financing activities for the six months ended June 30, 2024 was $17,600 due to cash received of $20,000 from equity financing of convertible preferred stock, net of cash payment of $2,400 in fees paid in connection with the capital raise.

As a result of the above activities, the Company recorded an increase in cash of $17,454 for the six months ended June 30, 2025, and an increase in cash of $7,618 for the three months ended June 30, 2024, respectively.

The accompanying condensed unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $2,763,666, net loss incurred for the six months ended June 30, 2025 of $230,724, net cash used in operating activities of $112,726, and has an accumulated deficit of $11,438,976 as of June 30, 2025. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed unaudited financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Clifford L. Emmons, who serves as our principal executive officer, and to the Company’s Interim Chief Financial Officer, Karen McNemar, who serves as our principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Emmons and Ms. McNemar, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2025. Based on their evaluation, Mr. Emmons and Ms. McNemar concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2025, the Company sold an aggregate of 81 shares of Series D Convertible Preferred Stock to GHS for gross consideration of $81,000. These sales were exempt under Rule 506(b) under Regulation D. GHS is an “accredited investor” as defined in Rule 501 under the Securities Act. The Company did not engage in any general solicitation or advertising in connection with the issuance of the Preferred Stock. Selling commissions in the amount of $1,620 were paid to J.H. Darbie & Co. pursuant to the Agreement.

Item 5. Other Information

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1*	Promissory Extension dated May 14, 2025 with GHS Investments, LLC
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IIOT-OXYS, Inc.

Date: September 19, 2025	By	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer
(Principal Executive Officer)

Date: September 19, 2025	By	/s/ Karen McNemar
Karen McNemar, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

