Form 10-Q
period 2025-09-30
IIOT-OXYS, Inc.
filed 2025-12-12
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on December 11, 2025, was 586,285,063.

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to IIOT-OXYS, Inc., a Nevada corporation, and as applicable to its wholly owned subsidiaries, OXYS Corporation, a Nevada corporation, and HereLab, Inc., a Delaware corporation.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$278	$23,593
Prepaid expenses and other current assets	–	2,139
Total Current Assets	278	25,732

Intangible assets, net	112,426	149,449
Total Assets	$112,704	$175,181

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$199,107	$322,473
Accrued liabilities	825,850	693,914
Bank overdraft	5,640	–
Deferred revenue	31,425	31,425
Notes payable - current	393,942	138,942
Shares payable to related parties	10,633	18,638
Salaries payable to related parties	650,343	538,981
Derivative liabilities	1,073,416	758,787
Total Current Liabilities	3,190,356	2,503,160

Notes payable	–	255,000
Due to stockholders	1,000	1,000
Total Liabilities	3,191,356	2,759,160

Commitments and Contingencies (Note 4)

Series B Convertible Preferred Stock, 600 shares designated, $0.001 Par Value, $1,200 stated value; 579 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively. Liquidation preference $699,600 and $694,800 at September 30, 2025 and December 31, 2024, respectively	699,600	694,800

Series C Convertible Preferred Stock, 5,000 shares designated, $0.001 Par Value, $1,200 stated value; 57 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively. Liquidation preference $68,400 and $68,400 at September 30, 2025 and December 31, 2024, respectively	68,400	68,400

Series D Convertible Preferred Stock, 210 shares designated, $0.001 Par Value, $1,200 stated value; 141 shares and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively. Liquidation preference $169,200 and $0 at September 30, 2025 and December 31, 2024, respectively	169,200	–

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 Shares authorized
Series A Preferred Stock, 25,845 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	26	26
Common Stock $0.001 Par Value, 10,000,000,000 shares authorized; 566,315,293 shares and 555,015,293 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	566,316	555,016
Additional paid in capital	7,295,671	7,306,031
Accumulated deficit	(11,877,865)	(11,208,252)
Total Stockholders' Equity (Deficit)	(4,015,852)	(3,347,179)

Total Liabilities and Stockholders' Equity (Deficit)	$112,704	$175,181

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three months Ended September 30,		For The Nine months Ended September 30,
	2025	2024	2025	2024
Revenues	$–	$–	$–	$2,500

Cost of Sales	–	–	–	2,125

Gross Profit	–	–	–	375

Operating Expenses
Amortization of intangible assets	12,476	12,477	37,022	37,159
General and administrative	87,557	143,354	276,242	290,027
Total Operating Expenses	100,033	155,831	313,264	327,186

Other Income (Expense)
Gain (loss) on change in FMV of derivative liability	(375,481)	63,503	(147,170)	(282,623)
Gain (Loss) on derivative	–	–	(35,658)	27,833
Interest expense	(11,845)	(12,348)	(196,136)	(130,093)
Other income	78,971	–	101,300	–
Total Other Income (Expense)	(308,355)	51,155	(277,664)	(384,883)

Net Loss Before Income Taxes	(408,388)	(104,676)	(590,928)	(711,694)

Provision for Income Tax	–	–	–	–

Net Loss	(408,388)	(104,676)	(590,928)	(711,694)

Convertible Preferred Stock Dividend	(30,501)	(21,523)	(78,685)	(61,886)

Net Loss Attributable to Common Stockholders	$(438,889)	$(126,199)	$(669,613)	$(773,580)

Net Profit (Loss) Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding Attributable to Common Stockholders - Basic and Diluted	566,315,293	555,015,293	561,229,945	542,679,527

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

For the Three Months Ended September 30, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Series A	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance June 30, 2025	25,845	$26	566,315,293	$566,316	$7,295,671	$(11,438,976)	$(3,576,963)
Net loss	–	–	–	–	–	(438,889)	(438,889)
Balance - September 30, 2025	25,845	$26	566,315,293	$566,316	$7,295,671	$(11,877,865)	$(4,015,852)

For the Nine Months Ended September 30, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Series A	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2024	25,845	$26	555,015,293	$555,016	$7,306,031	$(11,208,252)	$(3,347,179)
Common stock issued to related parties for services	–	–	11,000,000	11,000	400	–	11,400
Common stock issued for services	–	–	300,000	300	60	–	360
Sales commissions paid on capital raise	–	–	–	–	(10,820)	–	(10,820)
Net loss	–	–	–	–	–	(669,613)	(669,613)
Balance - September 30, 2025	25,845	$26	566,315,293	$566,316	$7,295,671	$(11,877,865)	$(4,015,852)

For the Three Months Ended September 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Series A	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - June 30, 2024	25,845	$26	555,015,293	$555,016	$7,309,891	$(11,090,978)	$(3,226,045)
Net loss	–	–	–	–	–	(126,199)	(126,199)
Balance - September 30, 2024	25,845	$26	555,015,293	$555,016	$7,309,891	$(11,217,177)	$(3,352,244)

For the Nine Months Ended September 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Series A	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2023	25,845	$26	470,015,293	$470,016	$7,350,291	$(10,443,597)	$(2,623,264)
Common stock issued for conversion of convertible note payable	–	–	85,000,000	85,000	(38,000)	–	47,000
Costs incurred for capital raise	–	–	–	–	(2,400)	–	(2,400)
Net Loss	–	–	–	–	–	(773,580)	(773,580)
Balance - September 30, 2024	25,845	$26	555,015,293	$555,016	$7,309,891	$(11,217,177)	$(3,352,244)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(669,613)	$(773,580)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock compensation expense for services	3,395	–
Amortization of intangible assets	37,022	37,159
Amortization of debt discount on Series B & D Preferred Stock	33,000	4,000
Loss due to change in fair value of derivative liability	147,170	–
Changes in Operating Assets and Liabilities
Decrease in accounts receivable	–	5,460
Decrease in prepaid expenses and other current assets	2,139	–
(Decrease) Increase in accounts payable	(123,366)	145,234
Increase in accrued liabilities	132,296	114,498
(Decrease) increase in derivative liability	167,459	343,615
(Decrease) increase in shares payable to related parties	–	1,980
Increase in salaries payable to related parties	111,362	106,571
Net Cash Used in Operating Activities	(159,135)	(15,063)

Cash Flows From Financing Activities
Cash received from sale of Series B Preferred Stock	141,000	20,000
Proceeds from cash overdraft	5,640	–
Cash payments of offering costs	(10,820)	(2,400)
Net Cash Provided By Financing Activities	135,820	17,600

Net Increase in Cash and Cash Equivalents	(23,315)	2,537

Cash and Cash Equivalents - Beginning of Period	23,593	644

Cash and Cash Equivalents - End of Period	$278	$3,181

Supplement Disclosures of Cash Flow Information
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Conversion of convertible notes payable and derivative liabilities	$–	$85,000
Issuance of common stock for services	$11,760	$–

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2025 and 2024

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $3,190,078, net loss incurred for the nine months ended September 30, 2025 of $669,613, cash used in operating activities of $159,135, and has an accumulated deficit of $11,877,865 as of September 30, 2025. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The consolidated condensed financial statements for September 30, 2025 and 2024, respectively, include the accounts of the Company, and its wholly owned subsidiaries OXYS Corporation and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

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

Revenue Recognition

The Company recognizes revenue when the products are delivered to the customer or services are performed in accordance with the contractual terms of the contract with its customer. The Company recognizes revenue in accordance with ASC Topic No. 606, Revenue from Contracts with Customers.

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

NOTE 3 – INTANGIBLE ASSETS

The Company’s intangible assets comprise of intellectual property revolving around their field tests, sensor integrations, and board designs. Intangible assets, net of amortization, amounted to $112,426 and $149,449 as of September 30, 2025 and December 31, 2024, respectively.

	September 30, 2025 (Unaudited)	December 31, 2024
Intangible Assets	$495,000	$495,000
Accumulated amortization	(382,574)	(345,551)
Intangible Assets, net	$112,426	$149,449

The Company determined that none of its intangible assets were impaired as of September 30, 2025 and December 31, 2024, respectively. Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives of ten years. The amortization expense of finite-lived intangibles was $12,476 and $12,477 for the three months ended September 30, 2025 and 2024, and $37,022 and $37,159 for the nine months ended September 30, 2025 and 2024, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 30, 2025:

Amortization Expense
2025 (Remainder of the year)	$12,477
2026	49,500
2027	49,500
Thereafter	949
Total	$112,426

NOTE 4 – COMMITMENTS AND CONTINGENCIES

In prior years, the Company entered into consulting agreements with one director, three executive officers, and one engineer of the Company, which included commitments to issue shares of the Company’s common stock from the Company’s 2017 Stock Incentive Plan and 2019 Stock Incentive Plans. The authorized shares pursuant to the 2017 Stock Incentive Plan were 4,500,000 shares, and per 2019 Stock Incentive Plan were 5,000,000 shares. The consulting agreements with two consultants have been terminated and shares have been issued in conjunction with the related separation agreements. The vested shares related to the three advisors and the executive officers have not yet been issued in full, and therefore, remain a liability. According to the terms of the agreements, 3,547,788 shares were vested and issued per the Company’s 2017 Stock Incentive Plan as of September 30, 2025 and December 31, 2024, and 3,530,000 shares were vested and issued per the Company’s 2019 Stock Incentive Plan as of September 30, 2025 and December 31, 2024, respectively.

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

On March 18, 2022, the Company adopted 2022 Stock Incentive Plan and reserved 20,000,000 shares of common stock for issuance to incentivize its management team. Pursuant to the terms of the 2022 Plan, 14,300,000 shares of common stock were vested and 14,200,000 shares and 3,100,000 were issued as of September 30, 2025 and December 31, 2024, respectively.

Employment Agreement – CEO

On June 2, 2022, the Board approved an Employment Agreement with the CEO dated effective April 1, 2022 whereby, the CEO will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the CEO an aggregate of 7,000,000 shares of the Company’s common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2025. The shares are valued at 90% of the average market price of the shares of 30 trading days at the end of each quarter. The Company has recorded $347,373 and $279,352 in salaries payable to the CEO as of September 30, 2025 and December 31, 2024, respectively.

Employment Agreement – COO/Interim CFO

On June 2, 2022, the Board approved an Employment Agreement with the COO/Interim CFO dated effective April 1, 2022, whereby, the officer will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the COO/Interim CFO an aggregate of 7,000,000 shares of the Company common stock under the 2022 Stock Incentive Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2025. The shares are valued at 90% of the average market price of the shares of 30 trading days at the end of each quarter. The Company recorded $302,970 and $263,041 in salaries payable to the COO/Interim CFO as of September 30, 2025 and December 31, 2024, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the outstanding balance of convertible notes payable, interest and conversion rates as of September 30, 2025 and December 31, 2024, respectively.

		September 30, 2025 (Unaudited)	December 31, 2024

A.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at the lowest VWAP or $0.001 per share. The balance of principal and accrued and unpaid interest is payable on maturity on March 1, 2026. The note is secured by substantially all the assets of the Company.	$205,000	$205,000

D.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at the lowest VWAP or $0.001 per share. The balance of principal and accrued and unpaid interest is payable on maturity on March 1, 2026. The note is secured by substantially all the assets of the Company.	50,000	50,000

E.	Convertible note payable to a related party with interest at 12% per annum, convertible at any time into shares of common stock at $0.0006 per share. Interest is payable quarterly with the balance of principal and interest due on maturity on February 2, 2026. The note is secured by substantially all the assets of the Company.	125,000	125,000

G.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.0006 per share. Note was issued as payment for future fees to be incurred under the related Equity Financing Agreement. Principal and interest due on maturity on April 29, 2026. The note is secured by substantially all the assets of the Company.	13,942	13,942
		393,942	393,942
	Less current portion	(393,942)	(138,942)
	Long term portion	$–	$255,000

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

The Company recorded interest expense of $6,201 and $6,201 for the three months ended September 30, 2025 and 2024, respectively, and $18,399 and $18,467 for the nine months ended September 30, 2025 and 2024, respective. Accrued interest payable on Note A was $227,534 and $209,135 as of September 30, 2025 and December 31, 2024, respectively. The principal balance payable on Note A amounted to $205,000 as of September 30, 2025 and December 31, 2024, respectively.

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

The Company recorded interest expense of $1,512 and $1,512 for the three months ended September 30, 2025 and 2024, and $4,488 and $4,504 for the nine months ended September 30, 2025 and 2024, respectively. Accrued interest payable on Note D totaled $37,202 and $32,714 at September 30, 2025 and December 31, 2024, respectively. The principal balance payable on Note D amounted to $50,000 at September 30, 2025 and December 31, 2024, respectively.

E. August 2019 Convertible Note and Warrants (“Note E”)

On August 6, 2025, the noteholder of Note E agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to February 2, 2026 for no additional consideration. All other terms and conditions of the Note E remained the same.

The Company recorded interest expense of $3,781 and $3,781 on Note E for the three months ended September 30, 2025 and 2024, and $11,219 and $11,260 for the nine months ended September 30, 2025 and 2024, respectively. Accrued interest payable on Note E was $89,950 and $78,731 as of September 30, 2025 and December 31, 2024, respectively. This note is payable to a related party. The principal balance payable on Note E amounted to $125,000 as of September 30, 2025 and December 31, 2024, respectively.

G . July 2020 Equity Financing Arrangement (“Note G”)

On May 14, 2025, the noteholder of Note G agreed to extend the maturity date of the Secured Convertible Promissory Note from April 29, 2025 to October 29, 2025, and then to April 29, 2026 (Note 9). All other terms and conditions of the Note G remained the same.

During the three months ended March 31, 2024, the noteholder of Note G converted principal amount of $45,045 and accrued interest of $1,955 in exchange of 85,000,000 shares of common stock of the Company.

The Company recorded interest expense on Note G of $351 and $351 for the three months ended September 30, 2025 and 2024, and $1,043 and $772 for the nine months ended September 30, 2025 and 2024, respectively. Accrued interest payable on Note G was $2,166 and $1,123 as of September 30, 2025 and December 31, 2024, respectively. The principal balance payable of Note G amounted to $13,942 as of September 30, 2025 and December 31, 2024, respectively.

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to common stockholders (basic)	$(438,889)	$(126,199)	$(669,613)	$(773,580)
Shares used to compute net loss per common share, basic and diluted	566,315,293	555,015,293	561,229,945	542,679,527
Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the nine months ended September 30, 2025 and 2024, respectively, because their inclusion would be anti-dilutive:

	As of September 30,
	2025	2024
Warrants to purchase common stock	–	312,500
Potentially issuable shares related to convertible notes payable and convertible preferred stock	3,087,954,876	1,507,888,113
Potentially issuable vested shares to directors and officers	–	8,100,000
Potentially issuable unvested shares to directors and officers	–	6,200,000
Total anti-dilutive common stock equivalents	3,087,954,876	1,522,500,613

NOTE 7 – RELATED PARTIES

At September 30, 2025 and December 31, 2024, respectively, the amount due to two stockholders was $1,000 relating to depositing funds for opening bank accounts for the Company. The Company leases its current office facility from these stockholders on a month-to-month basis at a monthly rent of $250 starting January 1, 2020. Rent expense totaled $750 and $2,250 for the three months and nine months ended September 30, 2025 and 2024, respectively. The Company has recorded $5,500 and $3,250 as rent payable to the stockholder in accounts payable as of September 30, 2025 and December 31, 2024, respectively.

The Company executed a Convertible Promissory Note (“Note”) payable to an officer and director and indebted in the principal amount of $55,000 as of December 31, 2023. On February 5, 2024, the Company and the noteholder of the Note entered into a Debt Exchange Agreement to convert $55,000 principal balance of Note and $13,825 of accrued and unpaid interest as of the maturity date of Note on March 1, 2024. In exchange for the cancellation of all indebtedness of the Company owed to the noteholder as evidenced by the Note, and for no additional consideration, the Company agreed to issue to the noteholder 57 shares of the Company’s Series C convertible preferred stock, at the stated value of $1,200 per share (See Note 8). As of September 30, 2025, the Company received an advance of $17,500 from the same officer and director for the Company’s working capital needs. This advance was included and recorded in accrued liabilities as of September 30, 2025.

The Company executed three convertible promissory notes payable to a director (see Note E) for the principal amount of $125,000 and recorded accrued interest payable of $89,950 and $78,731 as of September 30, 2025 and December 31, 2024, respectively. These advances were included and recorded in accrued liabilities as of September 30, 2025 and December 31, 2024, respectively.

NOTE 8 – STOCKHOLDERS' EQUITY

The Company has an authorized capital of 10,000,000,000 shares, $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock at September 30, 2025. The Company has 566,315,293 shares and 555,015,293 shares of common stock, 25,845 shares of Series A Preferred Stock issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.

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

Stock Incentive Plans

On December 14, 2017, the Board of Directors of the Company approved the 2017 Stock Incentive Plan (the “2017 Plan”). Awards may be made under the 2017 Plan for up to 4,500,000 shares of common stock of the Company. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the 2017 Plan. No awards can be granted under the 2017 Plan after the expiration of 10 years from the plan approval but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards. As of September 30, 2025 and December 31, 2024, 952,212 shares of common stock remain unissued and unvested pursuant to 2017 Plan.

On March 11, 2019, the Board of Directors of the Company approved the 2019 Stock Incentive Plan (the “2019 Plan”). Awards may be made under the 2019 Plan for up to 5,000,000 shares of common stock of the Company. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the 2019 Plan. No awards can be granted under the 2019 Plan after the expiration of 10 years from the plan approval but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards. For the nine months ended September 30, 2025, the Company issued 200,000 common shares to two consultants for their services, valued at $240, being the fair value of the common shares issued on the date of issuance, pursuant to 2019 Plan. As of September 30, 2025 and December 31, 2024, 1,270,000 shares and 1,470,000 shares of common stock remain unissued and unvested pursuant to the 2019 Plan.

On March 18, 2022, the Board of Directors approved and adopted the 2022 Stock Incentive Plan (the “2022 Plan”). Awards may be made under the 2022 Plan for up to 20,000,000 shares of common stock of the Company, subject to adjustment as to the number and kind of shares awarded. Only employees and directors of the Company or an Affiliated company are eligible to receive Incentive Options under the 2022 Plan. The Company awarded 7,000,000 shares of the Company’s common stock to an officer and 7,000,000 shares of common stock to a director of the Company (see Note 4) vesting 1,500,000 shares vesting on the first anniversary on the date of issuance, 2,500,000 shares vesting on the second anniversary of the date of issuance, and 3,000,000 shares on the third anniversary of the date of issuance. In addition, on October 3, 2022, the Company awarded 300,000 shares of common stock to an advisor vesting 100,000 shares on the first anniversary date of issuance, 100,000 shares vesting on the second anniversary, and the remaining 100,000 vesting the third anniversary of the date of issuance. The common shares vested pursuant to the 2022 Plan amounted to 14,300,000 shares as of September 30, 2025, and 8,100,000 shares at December 31, 2024, and the 5,700,000 shares remain unvested as of September 30, 2025. For the three months ended September 30, 2025 and 2024, the Company recorded $867 and $833 as stock compensation expense for 1,512,329 shares and 756,164 shares, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded $3,396 and $1,980 as stock compensation expense for 4,241,096 shares and 2,252,055 shares, respectively. In addition, on March 5, 2025, the Company issued 5,000,000 shares to an officer and a director and 100,000 shares to a consultant, valued at $6,120, being the fair value of common shares issued on the date of issuance. On June 23, 2025, the Company issued 6,000,000 shares to an officer and a director, valued at $5,400 being the fair value of common shares issued on the date of issuance.

Shares earned and issued related to the consulting agreements are issued under the 2017 Stock Incentive Plan and the 2019 Stock Incentive Plan (see Note 4).

Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange.

A summary of the status of the Company’s non-vested shares at September 30, 2025 and 2024 and changes during the nine months ended, is presented below:

2022 Stock Incentive Plan	Shares of Common Stock	Weighted Average Exercise Price
Authorized shares per the 2022 Plan – 20,000,000 shares
Balance - December 31, 2023	11,200,000	$–
Awarded	3,100,000	0.006146
Vested	(8,100,000)	–
Forfeited	–	–
Balance – September 30, 2024 – (Unvested)	6,200,000	$0.006146

Balance - December 31, 2024	11,100,000	$0.006146
Awarded	–	–
Vested	(11,100,000)	0.006146
Forfeited	–	–
Balance – September 30, 2025 – (Unvested)	–	$0.006146

Preferred Stock

Series A Supervoting Convertible Preferred Stock

The Board of Directors of the Company authorized the issuance of 25,845 shares of preferred stock, $0.001 par value per share, designated as Series A Supervoting Convertible Preferred Stock as of September 30, 2025.

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

The Company had 25,845 shares of Series A Preferred Stock issued and outstanding at September 30, 2025 and December 31, 2024, respectively.

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

On November 19, 2020 (the date of receipt of cash proceeds of $45,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $103,267, $58,267 as day one loss on the derivative, $39,000 as interest expense, and $39,000 as Series B Convertible Preferred Stock mezzanine liability, and $45,000 as amortization. The expected term of the derivative in calculating the fair value of derivative liability is eighteen months.

The Company recalculated the value of the derivative liability associated with this convertible preferred stock and recorded a loss in connection with the change in fair market value of the derivative liability of $36,227 and $14,761 for the three months and nine months ended September 30, 2025, and a loss of $2,252 and $36,206 for the three months and nine months ended September 30, 2024, respectively. The Company recorded preferred dividend expense of $2,541 and $7,539 for the three months and nine months ended September 30, 2025, and $2,541 and $7,567 for the three months and nine months ended September 30, 2024, respectively. The Company recorded $49,047 and $41,508 as preferred stock dividend payable as of September 30, 2025 and December 31, 2024, respectively. Derivative liability payable for this transaction totaled $102,211 and $87,450 at September 30, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $84,000 at September 30, 2025 and December 31, 2024, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0004 to $0.0141, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0006 to $0.0184, an expected dividend yield of 0%, expected volatility ranging from 160.41% to 440.99%, risk-free interest rates ranging from 0.07% to 5.46%, and an expected term ranging from 0.13 years to 1.50 years.

December 16, 2020

On December 16, 2020, pursuant to the terms of the SPA, GHS purchased an additional 85 shares of Series B Convertible Preferred Stock for gross proceeds of $85,000. The Company paid $1,700 in selling commissions to complete this financing.

On December 16, 2020 (the date of receipt of cash proceeds of $85,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $106,241, $21,241 as day one loss on the derivative, $17,000 as interest expense, and $17,000 as Series B Convertible Preferred Stock mezzanine liability, and $85,000 as amortization. The expected term of the derivative in calculating the fair value of derivative liability is eighteen months.

The Company recalculated the value of the derivative liability associated with this convertible preferred stock and recorded a loss of $43,990 and $17,924 in connection with the change in fair market value of the derivative liability for the three months and nine months ended September 30, 2025, and recorded a loss of $2,734 and $43,964 for the three months and nine months ended September 30, 2024, respectively. The Company recorded preferred stock dividend expense of $3,085 and $9,154 for the three months and nine months ended September 30, 2025, and $3,085 and $9,188 for the three months and nine months ended September 30, 2024, respectively. The Company recorded $58,651 and $49,497 as preferred stock dividend payable as of September 30, 2025 and December 31, 2024, respectively. Derivative liability payable for this transaction totaled $124,113 and $106,189 as of September 30, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $102,000 at September 30, 2025 and December 31, 2024, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0004 to $0.0141, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0006 to $0.0184, an expected dividend yield of 0%, expected volatility ranging from 160.41% to 437.59%, risk-free interest rates ranging from 0.07% to 5.46%, and an expected term ranging from 0.21 years to 1.50 years.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock in connection with the change in fair market value of the derivative liability and recorded a loss of $26,394 and $10,755 for the three months and nine months ended September 30, 2025, and recorded a loss of $1,640 and $26,379 for the three months and nine months ended September 30, 2024, respectively. The expected term of the derivative in calculating the fair value of derivative liability is eighteen months. The Company recorded preferred stock dividend expense of $1,851 and $5,493 for the three months and nine months ended September 30, 2025, and $1,851 and $5,513 for the three months and nine months ended September 30, 2024, respectively. The Company recorded $27,766 and $22,273 as preferred stock dividend payable as of September 30, 2025 and December 31, 2024, respectively. Derivative liability payable for this transaction totaled $74,468 and $63,713 as of September 30, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $61,200 as of September 30, 2025 and December 31, 2024, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0004 to $0.0050 the closing stock price of the Company's common stock on the date of valuation ranging from $0.0006 to $0.0070, an expected dividend yield of 0%, expected volatility ranging from 174.58% to 221.64%, risk-free interest rates ranging from 0.91% to 5.46%, and an expected term of 1.50 years.

February 7, 2022

On February 7, 2022, pursuant to the terms of the SPA, GHS purchased an additional 51 shares of Series B Convertible Preferred Stock for gross proceeds of $51,000. The Company paid $1,000 in selling commissions to complete this financing.

On February 7, 2022 (the date of receipt of cash proceeds of $51,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $65,025, $14,025 as day one loss on the derivative, $10,200 as interest expense, and $10,200 as Series B Convertible Preferred Stock mezzanine liability, and $51,000 as amortization. The expected term of the derivative in calculating the fair value of derivative liability is eighteen months. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss of $26,394 and $10,755 in connection with the change in fair market value of the derivative liability for the three months and nine months ended September 30, 2025, and recorded a loss of $1,641 and $26,379 for the three months and nine months ended September 30, 2024, respectively. In addition, the Company recorded $1,851 and $5,492 as preferred stock dividend expense for the three months and nine months ended September 30, 2025, $1,851 and $5,513 for the three months and nine months ended September 30, 2024. Preferred stock dividend payable to GHS on this derivative totaled $26,780 and $21,288 as of September 30, 2025 and December 31, 2024, respectively. Derivative liability payable for this transaction totaled $74,468 and $63,713 as of September 30, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $61,200 as of September 30, 2025 and December 31, 2024, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0004 to $0.0096, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0006 to $0.0172, an expected dividend yield of 0%, expected volatility ranging from 160.35% to 201.38%, risk-free interest rates ranging from 1.09% to 5.46%, and an expected term of 1.35 to 1.5 years.

March 24, 2022

On March 24, 2022, pursuant to the terms of the SPA, GHS purchased an additional 136 shares of Series B Convertible Preferred Stock for gross proceeds of $136,000. The Company paid $2,720 in selling commissions to complete this financing.

On March 24, 2022 (the date of receipt of cash proceeds of $136,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $328,422, $192,422 as day one loss on the derivative, $27,200 as interest expense, and $27,200 as Series B Convertible Preferred Stock mezzanine liability, and $136,000 as amortization. The expected term of the derivative in calculating the fair value of derivative liability is eighteen months. The Company recalculated the value of the derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $70,384 and $28,679 for the three months and nine months ended September 30, 2025, and a loss of $4,375 and $70,343 for the three months and nine months ended September 30, 2024, respectively. In addition, the Company recorded preferred stock dividend expense of $4,936 and $14,648 for the three months and nine months ended September 30, 2025, and $4,936 and $14,701 for the three months and nine months ended September 30, 2024, respectively. The preferred stock dividend payable to GHS for this derivative totaled $69,000 and $54,352 as of September 30, 2025 and December 31, 2024. Derivative liability payable for this transaction totaled $198,581 and $169,902 as of September 30, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $163,200 as of September 30, 2025 and December 31, 2024, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0004 to $0.0096, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0006 to $0.0018, an expected dividend yield of 0%, expected volatility ranging from 160.35% to 202.70%, risk-free interest rates ranging from 1.55% to 5.46%, and an expected term of 1.48 to 1.5 years.

November 17, 2022

On November 17, 2022, pursuant to the terms of the SPA, GHS purchased an additional 61 shares of Series B Convertible Preferred Stock for gross proceeds of $61,000. The Company paid $1,220 in selling commissions to complete this financing.

On November 17, 2022 (the date of receipt of cash proceeds of $61,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $54,072, $6,928 as day one gain on the derivative, $12,200 as interest expense, $12,200 as Series B Convertible Preferred Stock mezzanine liability, and $61,000 as amortization. The expected term of the derivative in calculating the fair value of derivative liability is eighteen months. The Company recalculated the value of the derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $31,569 and $12,863 for the three months and nine months ended September 30, 2025, and recorded a loss of $1,962 and $31,551 for the three months and nine months ended September 30, 2024, respectively. In addition, the Company recorded preferred stock dividend expense of $2,214 and $6,570 for the three months and nine months ended September 30, 2025 and $2,214 and $6,594 for the three months and nine months ended September 30, 2024, respectively. The preferred stock dividend payable to GHS for this derivative totaled $25,221 and $18,651 as of September 30, 2025 and December 31, 2024. Derivative liability payable for this transaction totaled $89,069 and $76,206 at September 30, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $73,200 at September 30, 2025 and December 31, 2024, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0004 to $0.0020, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0006 to $0.0022, an expected dividend yield of 0%, expected volatility ranging from 174.58% to 201.59%, risk-free interest rates ranging from 3.68% to 5.46%, and an expected term of 1.5 years.

August 24, 2023

On August 24, 2023, pursuant to the terms of the SPA, GHS purchased 62 shares of Series B Convertible Preferred Stock for gross proceeds of $62,000. The Company paid $1,240 in selling commissions to complete this financing.

On August 24, 2023 (the date of receipt of cash proceeds of $62,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $61,679, $321 as day one gain on the derivative, $12,400 as interest expense, and $12,400 as Series B Convertible Preferred Stock mezzanine liability, and $62,000 as amortization. The expected term of the derivative in calculating the fair value of derivative liability is eighteen months.

The Company recalculated the value of the derivative liability associated with the convertible in connection with the change in fair market value of the derivative liability note and recorded a loss of $32,098 and $13,076 for the three months and nine months ended September 30, 2025, and recorded a loss of $1,992 and $32,077 for the three months and nine months ended September 30, 2024. In addition, the Company recorded preferred stock dividend expense of $2,250 and $6,677 for the three months and nine months ended September 30, 2025, and $2,250 and $6,702 for the three months and nine months ended September 30, 2024, respectively. The preferred stock dividend payable to GHS for this derivative totaled $18,785 and $12,108 as of September 30, 2025 and December 31, 2024, respectively. Derivative liability payable for this transaction totaled $90,587 and $77,511 as of September 30, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $74,400 at September 30, 2025 and December 31, 2024, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0004 to $0.0014, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0006 to $0.0015, an expected dividend yield of 0%, expected volatility ranging from 189.98% to 202.70%, risk-free interest rates ranging from 3.68% to 5.46%, and an expected term of 1.5 years.

April 16, 2024

On April 16, 2024, pursuant to the terms of the SPA, GHS purchased 20 shares of Series B Convertible Preferred Stock for gross proceeds of $17,600. The Company paid $2,400 in selling commissions to complete this financing.

On April 16, 2024 (the date of receipt of cash proceeds of $17,600 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $20,324, $321 as day one loss on the derivative, $4,000 as interest expense, and $24,000 as Series B Convertible Preferred Stock mezzanine liability, and $20,000 as amortization. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of the derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $9,858 and $4,096 for the three months and nine months ended September 30, 2025, and recorded a loss of $694 and $7,950 for the three months and nine months ended September 30, 2024, respectively. In addition, the Company recorded preferred stock dividend expense of $726 and $2,154 for the three months and nine months ended September 30, 2025, and $726 and $1,318 for the three months and nine months ended September 30, 2024, respectively. The preferred stock dividend payable to GHS for this derivative totaled $4,198 and $2,044 as of September 30, 2025 and December 31, 2024, respectively. Derivative liability payable for this transaction totaled $26,385 and $22,289 as of September 30, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $24,000 as of September 30, 2025 and December 31, 2024, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0004 to $0.0009, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0006 to $0.0014, an expected dividend yield of 0%, expected volatility ranging from 186.23% to 205.33%, risk-free interest rates ranging from 3.68% to 5.18%, and an expected term of 1 year.

October 3, 2024

On October 3, 2024, pursuant to the terms of the SPA, GHS purchased 43 shares of Series B Convertible Preferred Stock and committed an additional 4 shares for services/fees for gross consideration of $43,000. The Company paid $3,860 in selling commissions and legal fees to complete this financing.

On October 3, 2024 (the date of receipt of cash proceeds of $39,140), the Company valued the fair value of the derivative and recorded an initial derivative liability of $43,000, $11,480 as day one loss on the derivative, $8,600 as interest expense, and $51,600 as Series B Convertible Preferred Stock mezzanine liability, and $39,140 as amortization. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of the derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $23,166 and $5,169 for the three months and nine months ended September 30, 2025. In addition, the Company recorded preferred stock dividend expense of $1,706 and $5,203 for the three months and nine months ended September 30, 2025. The preferred stock dividend payable to GHS for this derivative totaled $6,853 and $1,650 as of September 30, 2025 and December 31, 2024, respectively. Derivative liability payable for this transaction totaled $62,001 and $52,378 as of September 30, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $56,400 as of September 30, 2025 and December 31, 2024, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0004 to $0.0009, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0006 to $0.0012, an expected dividend yield of 0%, expected volatility ranging from 182.85% to 201.59%, risk-free interest rates ranging from 3.68% to 4.16%, and an expected term of 1 year.

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

The Company shall reserve, free from preemptive rights, out of its authorized but unissued shares of Common Stock solely for the purpose of effecting the conversion of the shares of Series C Preferred Stock sufficient shares to provide for the conversion of all outstanding shares of Series C Preferred Stock. All shares of Common Stock which may be issued in connection with the conversion provisions set forth herein will, upon issuance by the Company, be validly issued, fully paid and non-assessable, with no personal liability attaching to the ownership thereof, and free from all taxes, liens or charges with respect thereto.

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

March 1, 2024

On March 1, 2024, a convertible promissory noteholder and the Company mutually agreed to convert the principal balance of $55,000 and accrued interest of $13,825 into a total of 57 shares of Series C Convertible Preferred Stock. The Company valued the fair value of the derivative and recorded an initial derivative liability of $40,668, $425 as contra interest expense, $28,157 as day one gain on the derivative, $68,825 as amortization expense, and $68,825 as Series C Convertible Preferred Stock mezzanine liability. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of the derivative liability associated with this convertible preferred stock in connection with the change in fair market value of the derivative liability and recorded a loss of $5,902 and $6,078 for the three months and nine months ended September 30, 2025, and recorded a loss of $4,832 and $7,720 for the three months and nine months ended September 30, 2024, respectively. The Company recorded $2,069 and $6,139 as preferred stock dividend expense for the three months and nine months ended September 30, 2025, and $2,069 and $4,790 for the three months and nine months ended September 30, 2024, respectively. The Company recorded $12,998 and $6,859 as preferred stock dividend payable as of September 30, 2025 and December 31, 2024. Derivative liability payable for this transaction totaled $49,973 and $43,894 as of September 30, 2025 and December 31, 2024, and Series C Convertible Preferred Stock mezzanine liability was $68,400 as of September 30, 2025 and December 31, 2024, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0004 to $0.00138, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0006 to $0.0014, an expected dividend yield of 0%, expected volatility ranging from 191.75% to 202.70%, risk-free interest rates ranging from 3.68% to 5.09%, and an expected term of 1 year.

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

On March 21, 2025 (the date of receipt of cash proceeds of $50,800), the Company valued the fair value of the derivative and recorded an initial derivative liability of $65,024, $14,224 as day one loss on the derivative, $12,000 as interest expense, and $72,000 as Series D Convertible Preferred Stock mezzanine liability, and $50,800 as amortization. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of the derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $29,574 and $14,131 for the three months and nine months ended September 30, 2025. In addition, the Company recorded preferred stock dividend expense of $2,178 and $4,569 for the three months and nine months ended September 30, 2025. The preferred stock dividend payable to GHS for this derivative totaled $4,569 as of September 30, 2025. The derivative liability payable for this transaction totaled $79,155 as of September 30, 2025, and Series D Convertible Preferred Stock mezzanine liability was $72,000 as of September 30, 2025.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price ranging from $0.0004 to $0.0008, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0006 to $0.001, an expected dividend yield of 0%, expected volatility ranging from 191.75% to 199.73%, risk-free interest rates ranging from 3.68% to 4.04%, and an expected term of 1 year.

April 10, 2025

On April 10, 2025, pursuant to the terms of the SPA, GHS purchased 45 shares of Series D Convertible Preferred Stock for gross consideration of $45,000. The Company paid $900 in selling commissions and legal fees to complete this financing.

On April 10, 2025 (the date of receipt of cash proceeds of $44,100), the Company valued the fair value of the derivative and recorded an initial derivative liability of $57,220, $12,220 as day one loss on the derivative, $9,000 as interest expense, and $54,000 as Series D Convertible Preferred Stock mezzanine liability, and $45,000 as amortization. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $22,180 for the three months and a loss of $2,146 for the nine months ended September 30, 2025. In addition, the Company recorded preferred stock dividend expense of $1,633 and $3,071 for the three months and nine months ended September 30, 2025. The preferred stock dividend payable to GHS for this derivative totaled $3,071 as of September 30, 2025. The derivative liability payable for this transaction totaled $59,366 as of September 30, 2025, and Series D Convertible Preferred Stock mezzanine liability was $54,000 as of September 30, 2025.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price ranging from $0.0004 to $0.0007, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0006 to $0.0010, an expected dividend yield of 0%, expected volatility ranging from 191.75% to 199.89%, risk-free interest rates ranging from 3.68% to 3.97%, and an expected term of 1 year.

May 14, 2025 - 1

On May 14, 2025, pursuant to the terms of the SPA, GHS purchased 11 shares of Series D Convertible Preferred Stock for gross consideration of $11,000. The Company paid $220 in selling commissions and legal fees to complete this financing.

On May 10, 2025 (the date of receipt of cash proceeds of $10,780), the Company valued the fair value of the derivative and recorded an initial derivative liability of $13,815, $2,815 as day one loss on the derivative, $2,200 as interest expense, $13,815 as Series D Convertible Preferred Stock mezzanine liability, and $11,000 as amortization. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $5,422 and $696 for the three months and nine months ended September 30, 2025. In addition, the Company recorded preferred stock dividend expense of $399 and $603 for the three months and nine months ended September 30, 2025. The preferred stock dividend payable to GHS for this derivative totaled $603 as of September 30, 2025. The derivative liability payable for this transaction totaled $14,512 as of September 30, 2025, and Series D Convertible Preferred Stock mezzanine liability was $13,200 as of September 30, 2025.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price ranging from $0.0004 to $0.0007, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0006 to $0.0010, an expected dividend yield of 0%, expected volatility ranging from 191.75% to 199.89%, risk-free interest rates ranging from 3.68% to 4.14%, and an expected term of 1 year.

May 14, 2025 - 2

On May 14, 2025, pursuant to the terms of the SPA, GHS purchased 25 shares of Series D Convertible Preferred Stock for gross consideration of $25,000. The Company paid $500 in selling commissions and legal fees to complete this financing.

On May 10, 2025 (the date of receipt of cash proceeds of $24,500), the Company valued the fair value of the derivative and recorded an initial derivative liability of $31,399, $6,399 as day one loss on the derivative, $5,000 as interest expense, $13,815 as Series D Convertible Preferred Stock mezzanine liability, and $11,000 as amortization. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $12,322 and $1,583 for the three months and nine months ended September 30, 2025. In addition, the Company recorded preferred stock dividend expense of $907 and $1,371 for the three months and nine months ended September 30, 2025. The preferred stock dividend payable to GHS for this derivative totaled $1,371 as of September 30, 2025. The derivative liability payable for this transaction totaled $32,981 as of September 30, 2025, and Series D Convertible Preferred Stock mezzanine liability was $30,000 as of September 30, 2025.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price ranging from $0.0004 to $0.0007, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0006 to $0.0010, an expected dividend yield of 0%, expected volatility ranging from 191.75% to 199.89%, risk-free interest rates ranging from 3.68% to 4.14%, and an expected term of 1 year.

The following table represents the change in the fair value of the derivative liabilities for the nine months ended September 30, 2025 and 2024, respectively.

	Level 1	Level 2	Level 3
Balance at December 31, 2023	$–	$–	$535,653
Additions to derivative liability	–	–	60,992
Change in the fair value of derivative liability	–	–	282,623
Balance at September 30, 2024	$–	$–	$879,268

Balance at December 31, 2024	$–	$–	$758,787
Additions to derivative liability	–	–	167,459
Change in the fair value of derivative liability	–	–	147,170
Balance at September 30, 2025	$–	$–	$1,073,416

As a result of issuance of derivative instruments, the Company recorded a derivative liability of $1,073,416 and $758,787 as of September 30, 2025 and December 31, 2024, Series B Convertible Preferred Stock liability of $699,600 and $694,800 as of September 30, 2025 and December 31, 2024, Series C Convertible Preferred Stock liability of $68,400 as of September 30, 2025 and December 31, 2024, and Series D Convertible Preferred Stock liability of $169,200 and $0 as of September 30, 2025 and December 31, 2024, respectively.

Warrants

A summary of the status of the Company’s warrants as of September 30, 2025 and 2024, and changes during the nine months then ended, is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2023	2,868,397	$0.00084	0.4 Years
Issued	–	–
Expired/Forfeited	(2,555,897)	–
Outstanding at September 30, 2024	312,500	$0.00084	0.1 Years

Outstanding at December 31, 2024	–	$–	–
Issued	–	–
Expired/Forfeited	–	–
Outstanding at September 30, 2025	–	$–	–

NOTE 9 – SUBSEQUENT EVENTS

On October 29, 2025, the Company entered into an extension to the Note G pursuant to which the Maturity Date for the Note G was extended until April 29, 2026. In addition, all prior events of default were waived by GHS (See NOTE 5).

On October 30, 2025, GHS Investments entered into a financing arrangement and purchased 35 shares of Series D Convertible Preferred Stock, $0.001 par value, $1,200 stated value, for a cash consideration of $34,300, pursuant to the terms of a Security Purchase Agreement.

On October 30, 2025, the Company designated (the “COD”) a new class of Series E Convertible Preferred Stock consisting of 3,000 shares and having the rights and features described below.

The material features of the Series E Preferred Stock, as set forth in the COD, include the following:

•	Subject to a leak out (as set forth in the COD), each share of Series E Preferred Stock is convertible into shares of Common Stock (subject to a 4.99% beneficial ownership limitation) determined by dividing the Stated Value ($1,200) by the Conversion Price ($0.0005, subject to adjustments as set forth in the COD).

•	Subject to the beneficial ownership limitation, the Series E Preferred Stock will vote with the Common Stock on an as converted basis.

•	Each share of Series E Preferred Stock is entitled to receive cumulative dividends of 10% per annum, payable quarterly, beginning on the issue date while the Series E Preferred Stock is outstanding. Dividends may be paid in cash or in shares of Series E Preferred Stock, at the Company’s discretion.

The Company has the right to redeem all (but not less than all) shares of the Series E Preferred Stock issued and outstanding at any time upon three business days’ notice at a redemption price per Series E Preferred Stock equal to the product of (i) the 1.10 multiplied by (ii) the sum of (x) the Stated Value, (y) all accrued but unpaid dividends, and (z) all other amount due to the holder.

On October 30, 2025, the Company entered into a Stock Purchase Agreement (the “SPA”) with GHS Investments, LLC, a Nevada limited liability company (“GHS”), pursuant to which, upon the occurrence of certain conditions, including defaults by the Company under its agreements with GHS and subsequent waivers and extensions thereof by GHS, the Company would issue to GHS 100 shares (the “GHS Shares”) of the Company’s Series A Super-voting Preferred Stock (the “Series A Preferred Stock”). On November 5, 2025 (the “Closing” or, the “Closing Date”), the closing of the SPA occurred, and GHS was issued 100 shares of Series A Preferred Stock.

On October 30, 2025, the Company entered into a Debt Exchange Agreement (the “Emmons DEA”) with it’s Chief Executive Officer and Director. Pursuant to the Emmons DEA, Mr. Emmons exchanged $387,242 of accrued and unpaid fees owed to him by the Company under various agreements for 268.529 shares (the “Emmons Shares”) of the Company’s Series E Convertible Preferred Stock (the “Series E Preferred Stock”). In addition to the issuance of the Emmons Shares, Mr. Emmons agreed to cancel 7,800 shares of Series A Preferred Stock owned by him. The closing of the Emmons DEA occurred on November 5, 2025.

On October 30, 2025, the Company entered into a Debt Exchange Agreement (the “Mitta DEA”) with Vidhyadhar Mitta, it’s former Director. Pursuant to the Mitta DEA, Mr. Mitta exchanged $216,156 of principal and accrued and unpaid interest owed to him by the Company under the 12% Secured Convertible Promissory Note issued to Mr. Mitta on August 2, 2019 (the “Mitta Note”) for 180 shares (the “Mitta Shares”) of Series E Preferred Stock. In addition to the issuance of the Mitta Shares, Mr. Mitta agreed to cancel 12,000 shares of Series A Preferred Stock owned by him. The closing of the Mitta DEA occurred on November 5, 2025.

On October 30, 2025, the Company entered into a Debt Exchange Agreement (the “McNemar DEA”) with Karen McNemar, it’s former Chief Financial Officer. Pursuant to the McNemar DEA, Ms. McNemar exchanged $323,269 of accrued and unpaid fees owed to her by the Company under various agreements for 269 shares (the “McNemar Shares”) of Series E Preferred Stock. In addition to the issuance of the McNemar Shares, Ms. McNemar agreed to cancel 6,045 shares of Series A Preferred Stock owned by her. The closing of the McNemar DEA occurred on November 5, 2025.

On October 30, 2025, the Company entered into a Debt Exchange Agreement (the “Senior Secured DEA”) with Sergey Gogin and YVSGRAMORAH, LLC, an entity controlled by Mr. Gogin (the “Senior Secured Holders”). Pursuant to the Senior Secured DEA, the Senior Secured Holders exchanged an aggregate of $522,195 of principal and accrued and unpaid interest owed to the Senior Secured Holders by the Company under the Senior Secured Convertible Note issued to Mr. Gogin on January 22, 2018 (the “Gogin Note”) and the Senior Secured Convertible Note issued to YSVGRAMORAH, LLC on March 6, 2019 (the “YVS Note,” together, with the Gogin Note, the “Senior Secured Notes”) for an aggregate of 489 shares (the “Senior Secured Shares”) of Series E Preferred Stock. The closing of the Senior Secured DEA occurred on November 5, 2025.

Contingent upon the Closing, on October 29, 2025, the Company entered into an Asset Transfer Agreement (the “Transfer Agreement”) with Aingura IIoT, S.L., a company incorporated under the laws of Spain (“Aingura”). Pursuant to the Transfer Agreement, upon the Closing and a transaction pursuant to which the Company acquires assets or an acquisition of an operating entity, the Company will transfer certain assets owned by it to Aingura in exchange for $30,843 in fees owed to Aingura. Until the asset transfer occurs, the Company is required to have $30,843 of Series E Preferred Stock held in escrow in favor of Aingura (the “Escrow Shares”). Once the asset transfer occurs, the shares held in escrow will be returned to the Company. In the event that the asset transfer does not occur within three months of the date of the Transfer Agreement, the Company will issue the Escrow Shares to Aingura in full satisfaction of the fees owed to Aingura by the Company.

Contingent upon the Closing, on October 30, 2025, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mr. Emmons pursuant to which Mr. Emmons will receive a monthly fee of $4,167 payable in Series E Preferred Stock issuable no later than 15 days following the end of the month. The term of the Consulting Agreement is three months which is automatically renewable upon the consent of the parties for additional one-month terms.

Upon Closing, the Mitta Note (See NOTE E) was cancelled and the Security Agreement effective as of August 2, 2019 between Mr. Mitta and the Company was terminated.

Upon Closing, all previous agreements between Ms. McNemar and Mr. Emmons (besides the Consulting Agreement) and the Company were terminated. Ms. McNemar has also entered into a new consulting agreement with the Company.

Upon Closing, the Senior Secured Notes were cancelled and the Security and Pledge Agreement dated January 22, 2018 between Mr. Gogin and the Company was terminated and the Security and Pledge Agreement dated March 6, 2019 between YVSGRAMORAH, LLC and the Company was terminated.

Contingent upon the Closing, on October 30, 2025, the Company entered into debt exchange agreements with two consultants pursuant to which the Company agreed to exchange an aggregate of $9,985 of unpaid consulting fees for an aggregate of 19,969,770 shares of the Company’s Common Stock.

At Closing, all previously-issued shares of Series A Preferred Stock were terminated and, simultaneously, 100 shares of Series A Preferred Stock were issued to GHS.

Upon Closing, Karen McNemar resigned from all positions within the Company.

Upon Closing, Vidhyadhar Mitta resigned as a director of the Company.

Upon Closing, the Board of Directors was expanded to four members and Sarfraz Hajee, Mark Grober, and Matthew Schissler were appointed as directors. Besides the Closing, there are no arrangements or understandings between the new directors and any other persons pursuant to which the new directors were appointed as directors.

Messrs. Hajee, Grober, and Schissler are each equity owners of GHS which has been issued shares of various series of preferred stock of the Company, including the GHS Shares. As has been disclosed above, through its ownership of all shares of Series A Preferred Stock issued and outstanding, GHS has voting control of the Company. GHS has also been issued the GHS Note, which is still outstanding as of the date hereof.

On December 1, 2025, Company entered into a Securities Purchase Agreement, as amended, with GHS in the amount of up to $210,000 (the “SPA”). On December 1, 2025, the Company and GHS entered into Amendment No. 2 to the SPA pursuant to which the aggregate number of shares of Series D Convertible Preferred Stock could be issued was increased to up to 259 shares and a fifth additional Closing was added in the amount of up to 34 shares of Series D Preferred Stock for a Purchase Price of up to $34,000.

On December 2, 2025, the Company and GHS closed the fifth additional Closing under the SPA in the amount of $34,000 with 34 shares of Series D Preferred Stock being issued to GHS.

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

The financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the quarterly periods ended September 30, 2025 and 2024 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

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

General Overview

IIOT-OXYS, Inc., a Nevada corporation (the “Company”), and OXYS, were originally established for the purposes of designing, building, testing, and selling Edge Computing systems for the Industrial Internet. Both companies were early-stage technology startups that are largely pre-revenue in their development phase. HereLab (an entity immaterial to our operations) is also an early-stage technology development company.

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

Results of Operations for the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024 (Unaudited)

For the three months ended September 30, 2025, we did not record any revenues and related cost of sales. Our operating expenses totaled $100,033 which included payroll costs of $50,000, amortization of intangible assets of $12,476, professional fees of $23,516, and general and administrative expenses of $14,039. We recorded net other expense of $308,355 consisting of a loss of $375,481 due to change in fair market value of derivative liability; interest expense of $11,845 on promissory notes payable; and $78,971 upon settlement of accounts payable which we recorded as other income. We also recorded preferred stock dividend on convertible preferred stock of $30,501. As a result of the above, we recorded a net loss of $438,889 attributable to common stockholders for the three months ended September 30, 2025.

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

Results of Operations for the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024 (Unaudited)

For the nine months ended September 30, 2025, we did not earn any revenue and did not incur related cost of sales. Our operating expenses were $313,264 which included payroll costs of $150,000, amortization of intangible assets of $37,022, legal and professional fees of $108,381, and general and administrative expenses of $17,861. We recorded net other expense of $277,664 consisting of a loss of 147,170 due to change in fair market value of derivative liability, loss on a derivative of $35,658 on Series C and D Convertible Preferred Stock, and interest expense of $196,136 primarily due to recording of $160,800 as interest expense on issuance of Series D Convertible Preferred Stock and $35,336 in interest expense on promissory notes payable. We also recorded $78,685 as preferred stock dividend on convertible preferred stock for the nine months ended September 30, 2025. As a result, we incurred a net loss of $669,613 attributable to common stockholders for the nine months ended September 30, 2025.

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

No revenues were earned in Q3 2025 and, thus, revenues were less than the same period in 2024. We believe revenue growth for the rest of 2025 will be challenging given the difficulty in raising additional capital to fuel sales and marketing efforts. Potential future revenue growth depends on our ability to raise said capital and the following factors:

•	Our DOT Bridge Monitoring Contract ended in December 2023 but we believe our Structural Health Monitoring (“SHM”) vertical is the foundation of our future revenue stream. Discussions with our main contractor to the DOT revealed that the monitoring program in which we’ve participated in previous years has been suspended with no foreseeable plans to restart the program. Despite this setback, our main contractor has confirmed we can continue to monitor our two sites (at our cost), which will allow us to effectively market our system and services to local municipalities and other state DOTs. We continue to pursue DOT contacts in two other northeast states, but these may not convert to contracts for another year. Projects with local municipalities in our current northeast state also continue to be prospected and may convert to contracts sometime in 2026, as they are based on potential state grants and not dependent on state or municipal budget cycles.

•	Our Smart Manufacturing vertical is another potential source of future revenue based on the strong use case developed from our CNC POC and SaaS contracts in previous years. Although the SaaS contract ended in May 2024, the tool cost savings exceeded our projections and our customer’s expectations. This previous customer will continue to endorse our capabilities and services, including promotional video material previously released and pending. We believe their endorsement and promotional videos are valuable collateral to prospect future Smart Manufacturing CNC business. Additional POCs for other discrete manufacturing processes, including metal stamping, plastic injection molding, plastic extrusion, and automated assembly and test are also potential avenues of future revenue streams.

•	We believe our strategic partnership continues to be our greatest asset. The strength of our Aingura IIoT, S.L. partnership provides supplemental expertise, equipment and software, which ensures our ability to bring value to our prospective customers. Their recent successes in expanding their minimally invasive monitoring and predictive algorithms into heavy industrial equipment applications bodes well for additional U.S. collaborations with us.

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

We believe we’ve created valuable assets from our business development in these industries, which are strong in both their size and growth. The global smart manufacturing (also known as Industry 4.0) was 233.3 billion in 2024 and will reach $479 billion by 2029 (CAGR 15.5%)1, and the worldwide SHM industry is $2.5 billion in 2024 and will reach $4.1 billion by 2029 (CAGR of 10.4%)2.

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

___________________

1 https://www.marketsandmarkets.com/Market-Reports/smart-manufacturing-market-105448439.html

2 https://www.marketsandmarkets.com/Market-Reports/structural-health-monitoring-market-101431220.html

On November 5th, 2025, after the close of Q3 2025, but prior to the filing of this report, control of the Company was transferred to GHS, our lead investor. Vidhydahar Mitta, our former independent board member, and Karen McNemar, our former interim CFO and COO, have resigned their positions. We thank them for their service to the Company. Cliff Emmons will continue in the role of CEO and, together with our new board, we are optimistic that under this new leadership the Company will have greater access to capital to secure additional assets for the Company, including potential synergistic mergers. We expect the net result will be increased shareholder value.

Liquidity and Capital Resources for the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024 (Unaudited)

At September 30, 2025, we reported a cash balance of $278 as a result of net decrease of $23,315 from $23,593 cash balance at December 31, 2024. This decrease was primarily as a result of net cash used in operating activities of $159,135 offset by net cash provided by sale of Series C and Series D convertible preferred stock of $141,000, proceeds from cash overdraft of $5,640, and cash payment of $10,820 in offering costs.

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2025 was $159,135, primarily attributed to the net loss of $669,613, stock compensation expense from services of $3,395, amortization of intangible assets of $37,022, amortization of debt discount on Series C & D convertible preferred stock of $33,000, loss due to change in the fair value of derivative liability of $147,170, and net decrease in operating assets and liabilities of $289,890. The Company recorded changes in operating assets and liabilities primarily attributable to decrease in prepaids and other current assets of $2,139, decrease in accounts payable of $123,366, increase in accrued liabilities of $132,296, increase in derivative liabilities of $167,459, and increase in salaries payable to related parties of $111,362.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 and 2024 was $0.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025, was $135,820, due to cash received from sale of Series D Convertible Preferred Stock of $141,000, proceeds from cash overdraft of $5,640, and cash payments of offering costs of $10,820.

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

As a result of the above activities, the Company recorded a decrease in cash of $23,315 for the nine months ended September 30, 2025, and an increase in cash of $2,537 for the nine months ended September 30, 2024, respectively.

The accompanying condensed unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $3,190,078, net loss incurred for the nine months ended September 30, 2025 of $669,613, net cash used in operating activities of $159,135, and has an accumulated deficit of $11,877,865 as of September 30, 2025. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed unaudited financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Clifford L. Emmons, who serves as our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosure. Mr. Emmons evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2025. Based on his evaluation, Mr. Emmons concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 5. Other Information.

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

SEC Ref. No.	Title of Document
10.1*	Promissory Extension dated effective August 2, 2025 with Vidhyadhar Mitta
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IIOT-OXYS, Inc.

Date: December 12, 2025	By	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

