Form 10-K
period 2025-12-31
IIOT-OXYS, Inc.
filed 2026-05-11
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ .. ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ .. TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of its most recently completed second fiscal quarter based upon the price at which the common equity was last sold was $339,789.

As of May 11, 2026, there were 586,385,063 shares of the registrant’s Common Stock outstanding.

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

General Overview

IIOT-OXYS, Inc., a Nevada corporation (the “Company”), and OXYS, were originally established for the purposes of designing, building, testing, and selling Edge Computing systems for the Industrial Internet. Both companies were, and presently are, early stage technology startups that are largely pre-revenue in their development phase. The Company received its first revenues in the last quarter of 2017, but has had limited ability to grow the company due to limited ability to raise funds.

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

Research and Development

We work with our partners to develop IP.

The efforts in research and development have already resulted in significant customer interest in various market verticals including industrial, automotive, aerospace, agricultural, infrastructure, and power generation.

Employees

As of May 11, 2026, we have one full-time employee, including the CEO.

At the present time, except for the funding received from Cambridge MedSpace LLC (which was exchanged into equity) and from GHS Investments LLC (“GHS”), there are no conflicts of interest between the Company and any of our officers and directors. This was determined as follows: i) none of their outside activities are soliciting business from our customers or business contacts; ii) they are not soliciting our investors to invest in other ventures; and iii) they are not soliciting our contract employees to leave us and join other efforts. At present, all our business services are provided by outside contractors.

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

Market Information

Our common stock is quoted on the OTCID under the symbol “ITOX.” The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by OTC Markets. Limited trading volume has occurred during these periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

FISCAL YEAR ENDING DECEMBER 31, 2026	Quarter	High	Low
	First	$0.0015	$0.0006

FISCAL YEAR ENDED DECEMBER 31, 2025	Quarter	High	Low
	First	$0.0013	$0.0006
	Second	$0.0010	$0.0006
	Third	$0.0008	$0.0004
	Fourth	$0.0011	$0.0005

FISCAL YEAR ENDED DECEMBER 31, 2024	Quarter	High	Low
	First	$0.0012	$0.0005
	Second	$0.0015	$0.0006
	Third	$0.0015	$0.0008
	Fourth	$0.0013	$0.0007

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

Holders

As of the close of business on May 11, 2026, we had approximately 134 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Issuer Direct, 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as transfer agent for the common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2025, the Company had three equity compensation plans: the 2017 Stock Incentive Plan (the "2017 Plan"), the 2019 Stock Incentive Plan (the "2019 Plan"), and the 2022 Stock Incentive Plan (the "2022 Plan"). Each of the Plans was terminated effective December 31, 2025 pursuant to a resolution of the Board of Directors adopted on April 10, 2026. As of December 31, 2025, there were no securities issuable upon exercise of outstanding options, warrants, or rights under any of the Plans, and no securities remained available for future issuance under the Plans. The Company has no outstanding stock options.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	$–	$–	$–
Equity compensation plans not approved by security holders	–	–	–
Total	$–	$–	–

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2025, there were no unreported unregistered sales of equity securities.

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

We regularly review the carrying value and estimated lives of its long-lived assets to determine whether indicators of impairment may exist that warrant adjustments to the carrying value or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objectives. Definite-lived intangible assets are amortized on a straight-line basis over the estimated periods benefited and are reviewed when appropriate for possible impairment.

When we issue convertible debt or convertible preferred stock, we first evaluate the balance sheet classification of the convertible instrument in its entirety to determine whether the instrument should be classified as a liability under ASC 480, Distinguishing Liabilities from Equity, and second whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument or certain convertible preferred stock would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a standalone instrument, meets the definition of an “embedded derivative” in ASC 815, Derivatives and Hedging. Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, as defined in ASC 815-40, or when it must be settled either in cash or by issuing stock that is readily convertible to cash. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the consolidated balance sheet at fair value, with any changes in its fair value recognized currently in the consolidated statements of operations.

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

Results of Operations for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

For the year ended December 31, 2025, we earned $0 revenues and recorded related cost of sales of $0. Our operating expenses were $532,791, which included payroll costs of $163,200, amortization of intangible assets of $149,449, legal and professional fees of $153,857, and general and administrative expenses of $66,285. We recorded net other expense of $125,055, consisting of a gain of $40,258 due to change in fair market value of derivative liability, loss on derivatives of $32,203 on Series D Convertible Preferred Stock, gain on extinguishment of debt of $78,884, forgiveness of EIDL loan and other miscellaneous income of $70,958, and interest expense of $282,952. We also recorded $783,414 of preferred stock dividend on convertible preferred stock for the year ended December 31, 2025. As a result, we incurred a net loss attributable to common stockholders of $1,441,260 for the year ended December 31, 2025.

For the year ended December 31, 2024, we earned revenues of $2,500 and recorded related cost of sales of $2,125. Our operating expenses were $428,274, which included payroll costs of $200,000, amortization of intangible assets of $49,636, legal and professional fees of $147,991, and general and administrative expenses of $30,647. We recorded net other expense, of $251,836 consisting of loss of $111,523 due to change in fair market value of derivative liability, , forgiveness of EIDL loan of $34,228, and interest expense of $174,541. We also recorded $84,920 as preferred stock dividend on convertible preferred stock for the year ended December 31, 2024. As a result, we incurred a net loss attributable to common stockholders of $764,655 for the year ended December 31, 2024.

During the current and prior year period, we did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

No revenues were earned in the year 2025 and, thus, revenues were less than those in the same period in 2024. We believe revenue growth for the rest of 2026 will be challenging given the difficulty in raising additional capital to fuel sales and marketing efforts. Potential future revenue growth depends on our ability to raise said capital and the following factors:

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

On November 5, 2025, control of the Company was transferred to GHS, our lead investor. Vidhydahar Mitta, our independent board member, and Karen McNemar, our interim CFO and COO, resigned from their positions. Cliff Emmons continues in the role of CEO and, together with our new board, we are optimistic that under this new leadership the Company will have greater access to capital to secure additional assets for the Company, including potential synergistic mergers. We expect the net result will result in increased shareholder value.

________________

1 https://www.marketsandmarkets.com/Market-Reports/smart-manufacturing-market-105448439.html

2 https://www.marketsandmarkets.com/Market-Reports/structural-health-monitoring-market-101431220.html

Liquidity and Capital Resources for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

At December 31, 2025, we reported a cash and cash equivalents balance of $26,342 as a result of net increase of $2,749 from $23,593 cash balance at December 31, 2024. This increase in cash and cash equivalents was primarily as a result of net cash used in operating activities of $195,051 offset by net cash provided by sale of Series D convertible preferred stock of $210,000 less cash payments of $12,200 in offering costs.

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2025 was $195,051, primarily attributed to the net loss of $1,441,260, write-down of intangible assets of $99,949, amortization of intangible assets of $49,500, issuance of common stock for services of $11,760, amortization of debt discount on Series B and D Preferred Stock of $46,800, gain on change in the fair value of derivative liability of $40,258, and net increase in operating assets and liabilities of $1,078,458. The Company recorded changes in operating assets and liabilities, primarily attributable to a decrease in prepaid expenses and other current assets of $2,139, decrease in accounts payable of $125,679, increase in accrued liabilities of $816,103, increase in derivative liabilities of $233,003, decrease in shares payable to related parties of $18,638, and increase in salaries payable to related parties of $171,530 converted into by issuance of Series E Preferred Stock.

Net cash flows used in operating activities for the year ended December 31, 2024 was $46,391, primarily attributed to the net loss of $764,655, amortization of intangible assets of $49,636, loss on change in the fair market value of derivative liabilities of $111,523, and net increase in operating assets and liabilities of $557,105. The Company recorded changes in operating assets and liabilities primarily attributable to a decrease in accounts receivable of $5,460, decrease in prepaid expenses and other current assets of $167, increase in accounts payable of $118,276, increase in accrued liabilities of $159,776, increase in derivative liabilities of $111,612, increase in shares payable to related parties of $3,413, and increase in salaries payable to related parties of $158,402.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 and 2024 was $0.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $197,800, due to cash received from sale of Series D Convertible Preferred Stock of $210,000 less cash paid for offering costs of $12,200.

Net cash provided by financing activities for the year ended December 31, 2024 was $69,340 due to cash received of $75,600 from equity financing of convertible preferred stock, net of cash payment of $6,260 in commissions and legal fees paid in connection with the capital raise.

As a result of the above activities, the Company recorded an increase in cash and cash equivalents of $2,749 for the year ended December 31, 2025, and an increase in cash and cash equivalents of $22,949 for the year ended December 31, 2024, respectively.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $2,309,032, net loss incurred for the year ended December 31, 2025 of $1,441,260, net cash used in operating activities of $195,051, and has an accumulated deficit of $12,649,512 as of December 31, 2025. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Clifford Emmons, who serves as our principal executive officer and principal financial and accounting officer, respectively, as appropriate, to allow timely decisions regarding required disclosure. Mr. Emmons evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2025. Based on his evaluation, Mr. Emmons concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2025. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Annual Report.

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

Management Report on Internal Control over Financial Reporting

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Because of this material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2025, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

Remediation of the Material Weakness

We are evaluating the material weaknesses and developing a plan of remediation to strengthen our overall internal control over financial reporting. The remediation plan will include the creation and adoption of a formal policy manual specifically dealing with segregation of duties, implementation of internal controls and corporate governance surrounding financial controls.

Due to a material weakness as disclosed in the 2024 Annual Report on Form 10-K, we committed to the same remediation plan, as disclosed above; however, due to lack of resources, we were unable to execute the contemplated remediation plan. If we are unable to increase our workforce, we may never be able to implement the remediation plan proposed above.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

During the quarter ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable to the Company.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Current Management

The following table sets forth information concerning our directors and executive officers:

Name	Position	Age
Executive Officers:
Clifford L. Emmons	Chief Executive Officer, President, Interim Chief Technical Officer	64

Directors:
Clifford L. Emmons	Director	64
Mark Grober	Director	41
Sarfraz Hajee	Director	41
Matthew Schissler	Director	54

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

Business Experience of Executive Officers and Directors

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Clifford L. Emmons: Mr. Emmons has served as our Chief Executive Officer, President, and director since June 4, 2018. From 1995 to 2017, Mr. Emmons worked for Medtronic, a global leader in medical technology, services, and solutions, where he served in various capacities including several Vice President and Director positions. Mr. Emmons is also the founder of AHI, LLC, a consultancy firm. Mr. Emmons received an Executive Certificate in Strategy & Innovation from MIT, a Masters of Science in Management Engineering from the University of Bridgeport, a Bachelor of Science in Electrical Engineering from the University of New Haven, and a Bachelor of Science in Mechanical Engineering from the University of Connecticut.

Mark Grober: Mr. Grober has served as a director since November 5, 2025. Over the past five years, Mark Grober’s principal occupation has been serving as Founder and Member of GHS Investments, LLC. GHS Investments, LLC is not a parent, subsidiary, or affiliate of the Company. Mr. Grober brings over 17 years of experience in PIPE (Private Investment in Public Equity) transactions and has co-founded multiple investment funds and managed portfolios for a boutique family of funds. Before joining the family of funds in 2009, he worked as an analyst for an $800 million hedge fund based in Long Island, New York, where he oversaw fifty-five portfolio companies with a focus on private equity financing. Mr. Grober holds a Bachelor of Arts in Finance from the State University of New York at Binghamton.

Sarfraz Hajee: Mr. Hajee has served as a director since November 5, 2025. Over the past five years, Sarfraz Hajee’s principal occupation has been serving as a Founder and Member of GHS Investments, LLC. GHS Investments, LLC is not a parent, subsidiary, or affiliate of the Company. Mr. Hajee has been investing in publicly traded companies since 2011 and has co-founded and managed multiple private investment funds. In addition, he has experience developing and advising private businesses across a broad range of industries. Prior to his transition into finance, Mr. Hajee worked for a New York State agency, a class action administration firm, and an information technology company. Mr. Hajee received his Juris Doctor (J.D.) from Boston University and earned his Bachelor’s degree in Philosophy, Politics, and Law from the State University of New York at Binghamton.

Matthew Schissler: Mr. Schissler has served as a director since November 5, 2025. Over the past five years, Matthew Schissler’s principal occupation has been serving as Founder and Member of GHS Investments, LLC. GHS Investments, LLC is not a parent, subsidiary, or affiliate of the Company. Mr. Schissler is a business executive with over 25 years of experience serving in leadership roles in both privately and publicly held companies. He is most notable for having founded and managed Cord Blood America, Inc. (CBAI), a company specializing in the harvesting and storage of umbilical stem cells in the United States and internationally. He has also managed private investment funds focused on companies exhibiting significant growth potential and has served on boards of directors and advisory boards across various industries. Mr. Schissler has previously served as Chairman of the Nevada Development Authority Biotech Committees and as a board member of the Las Vegas Natural History Museum. He holds a Bachelor of Arts in Biology from St. Mary’s College of Maryland.

Legal Proceedings

Except as set forth below, during the past ten years there have been no events under any bankruptcy act, no criminal proceedings, and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors or executive officers.

On August 19, 2024, the SEC entered a cease-and-desist order (File No. 3-22020; Release No. 34-100769) against directors Mark S. Grober, Sarfraz S. Hajee, and Matthew L. Schissler, finding that each caused violations of Section 15(a)(1) of the Securities Exchange Act of 1934 in connection with the operation of GHS as an unregistered securities dealer. The matter was resolved by settlement.

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

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in their ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify in this Annual Report those people who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC, we believe that all reporting requirements for fiscal year 2025 were complied with by each person who at any time during the 2025 fiscal year was a director or an executive officer or held more than 10% of our common stock, except as follows:

Each of Mark Grober, Sarfraz Hajee, and Matthew Schissler filed one late Form 3 reporting initial ownership. Each such Form 3 was due on November 15, 2025 and was filed on February 5, 2026.

Each of Clifford L. Emmons, Karen McNemar, and Vidhyadhar Mitta had a Form 4 filing obligation triggered on November 5, 2025 that was not filed timely; however, each such Form 4 has since been filed.

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

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2025 and 2024.

Summary Compensation Table

		Salary		Stock Awards		Other Compensation		Total
Name and Principal Position	Year	$	Footnote	$	Footnote	$	Footnote	$
Clifford Emmons (Current CEO and Former Interim CTO)	2025	$83,333	1	$1,864	2	$8,333	3	$93,530
	2024	$100,000	4	$1,706	5	$–		$101,706
Karen McNemar (Former Interim CFO)	2025	$83,333	6	$1,864	7	$7,075	8	$92,272
	2024	$100,000	9	$1,706	10	$–	–	$101,706

________________

(1)	Annual salary of $100,00 through 10/30/25.
(2)	As of December 31, 2025, Mr. Emmons earned 2,367,123 shares of common stock valued at $1,864.
(3)	Consulting fees for Cliff Emmons $8,333. To be paid in Series E Preferred Shares.
(4)	As of December 31, 2024, Mr. Emmons was owed $289,646 in accrued and unpaid consulting fees and $12,000 in reimbursable expenses.
(5)	As of December 31, 2024, Mr. Emmons earned 2,257,534 shares of common stock valued at $1,706.
(6)	Annual salary of $100,000 through 10/30/25.
(7)	As of December 31, 2025, Ms. McNemar earned 2,367,123 shares of common stock valued at $1,864.
(8)	Consulting fees paid to Karen McNemar $7,075.
(9)	As of December 31, 2024, Ms. McNemar was owed $262,935 in accrued and unpaid consulting fees and $1,600 in reimbursable expenses.
(10)	As of December 31, 2024, Mc. McNemar earned 2,257,534 shares of common stock valued at $1,706.

Emmons Employment Contracts and Consulting Agreement

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

On October 30, 2025, the Company entered into a Consulting Agreement with Mr. Emmons pursuant to which Mr. Emmons will receive a monthly fee of $4,166.66 payable in Series E Preferred Stock issuable no later than 15 days following the end of the month. The term of the Consulting Agreement is three months which is automatically renewable upon the consent of the parties for additional one-month terms.

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

On November 5, 2025, concurrent with her resignation from all positions within the Company, the McNemar Contract was terminated. A new consulting agreement was entered into.

Equity Awards

The following table provides information on stock and option awards held by the named executive officers as of December 31, 2025:

Stock Awards			Market Value of
		Number of Shares	Shares of Units of
		or Units of Stock that	Stock that Have Not
	Grant	Have Not Vested	Vested
Name	Date	(#)	($)
Clifford L. Emmons	NA	0	–

Compensation of Directors

Besides Mr. Emmons’ compensation (whose compensation is disclosed above), no compensation was awarded to, earned by, or paid to any remaining directors for services rendered in all capacities to our Company and its subsidiaries for the year ended December 31, 2025.

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

The following table and footnotes thereto set forth information regarding the number of shares of common stock beneficially owned by (i) each director and named executive officer of our company, (ii) each person known by us to be the beneficial owner of 5% or more of its issued and outstanding shares of common stock, and (iii) named executive officers, executive officers, and directors of the Company as a group as of May 11, 2026. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 586,385,063 shares of common stock outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this Annual Report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless otherwise indicated in the following table and/or the footnotes thereto, the address of our named executive officers and directors in the following tables is: 705 Cambridge Street, Cambridge, MA 02141.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class (1)
Named Executive Officers and Directors
Clifford Emmons	29,260,614	(2)	4.99%
Karen McNemar	29,260,614	(3)	4.99%
Sarfraz Hajee	29,260,614	(4)	4.99%
Mark Grober	29,260,614	(5)	4.99%
Matthew Schissler	29,260,614	(6)	4.99%
Executive Officers, Named Executive Officers, and Directors as a Group (5 Persons)	87,781,842

________________

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 15, 2026.

(2)	Includes 19,980,614 shares issuable upon the conversion of shares of Series C Preferred Stock (subject to 4.99% beneficial ownership limitation) owned by Mr. Emmons. Includes 19,980,614 shares issuable upon the conversion of shares of Series E Preferred Stock (subject to 4.99% beneficial ownership limitation) owned by Mr. Emmons.

(3)	Includes 20,456,114 shares issuable upon the conversion of shares of Series E Preferred Stock (subject to 4.99% beneficial ownership limitation) owned by Ms. McNemar.

(4)	Includes 29,260,614 shares issuable upon the conversion of shares of Series A, B, and D Preferred Stock (subject to 4.99% beneficial ownership limitation) beneficially owned by Mr. Hajee. The shares are owned by GHS Investments, LLC.

(5)	Includes 29,260,614 shares issuable upon the conversion of shares of Series A, B, and D Preferred Stock (subject to 4.99% beneficial ownership limitation) beneficially owned by Mr. Grober. The shares are owned by GHS Investments, LLC.

(6)	Includes 29,260,614 shares issuable upon the conversion of shares of Series A, B, and D Preferred Stock (subject to 4.99% beneficial ownership limitation) beneficially owned by Mr. Schissler. The shares are owned by GHS Investments, LLC.

The following table sets forth information known to us regarding the beneficial ownership of our Series A Supervoting Preferred Stock as of May 11, 2026.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of Class
Series A Supervoting Preferred Stock	GHS Investments, LLC	100	100%

The following table sets forth information known to us regarding the beneficial ownership of our Series B Convertible Preferred Stock as of May 11, 2026.

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of Class
Series B Convertible Preferred Stock	GHS Investments, LLC	583	100%

The following table sets forth information known to us regarding the beneficial ownership of our Series C Convertible Preferred Stock as of May 11, 2026.

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of Class
Series C Convertible Preferred Stock	Clifford L. Emmons	20	35.09%
	Vivek Dave	16	28.07%
	Giro DiBiase	21	36.84%

The following table sets forth information known to us regarding the beneficial ownership of our Series D Convertible Preferred Stock as of May 11, 2026.

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of Class
Series D Convertible Preferred Stock	GHS Investments, LLC	253	100%

The following table sets forth information known to us regarding the beneficial ownership of our Series D Convertible Preferred Stock as of May 11, 2026.

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of Class
Series E Convertible Preferred Stock	Clifford L. Emmons	269	22.36%
	Karen McNemar	269	22.36%
	Vidhyadhar Mitta	180	14.96%
	Sergey Gogin	489	40.65%

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

For transactions with our executive officers, please see the disclosure under “Item 11. Executive Compensation.” above.

Cambridge MedSpace Note

On January 22, 2019, we entered into a Securities Purchase Agreement with Cambridge MedSpace, LLC, a Massachusetts limited liability company of which our Chief Executive Officer and director, Clifford L. Emmons shares ownership, for the purchase of a 5% Secured Convertible Note in the principal amount of $55,000. The note was convertible, in whole or in part, into shares of our Common Stock, at any time at a rate of $0.65 per share with fractions rounded up to the nearest whole share, unless paid in cash at our election. The note bore interest at a rate of 5% per annum and interest payments were to be made on an annual basis. The original maturity date of the note was January 22, 2020. The note was governed by the Securities Purchase Agreement and was secured by all our assets (but is not a senior secured note) pursuant to the Security Agreement. In addition to the issuance of the note, we issued Cambridge MedSpace warrants to purchase one share of our Common Stock for 50% of the number of shares of Common Stock issuable upon conversion of the note. Each warrant was originally immediately exercisable at $0.75 per share and expired on January 22, 2024.

On June 12, 2020, the Company entered into Amendment No. 1 to the note with Cambridge MedSpace pursuant to which the note was amended to extend the maturity date to March 1, 2021.

On April 6, 2022, the Company entered into Amendment No. 2 to the note with Cambridge MedSpace pursuant to which the maturity date as extended to March 1, 2024.

Debt Exchange Agreement

On February 5, 2024 we entered into the Debt Exchange Agreement with Cambridge MedSpace. Under the agreement, we agreed to issue to the Lender 57 shares of Series C Preferred Stock in exchange for the forgiveness of $55,000 of principal and $13,825 of accrued and unpaid interest.

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

On August 6, 2025, the Company entered into an amendment dated effective August 2, 2025 to the Note extending the maturity date to February 2, 2026.

Upon Closing (as defined below), the Mitta Note was cancelled and the Security Agreement effective as of August 2, 2019 between Mr. Mitta and the Company was terminated.

GHS Investments, LLC

GHS Investments, LLC is owned and controlled by Mark S. Grober, Sarfraz S. Hajee, and Matthew L. Schissler, each of whom has served as a director of the Company since November 5, 2025.

Outstanding Preferred Stock Holdings

As of December 31, 2025, GHS held the following securities of the Company: (i) 100 shares of Series A Supervoting Preferred Stock (100% of class); (ii) 583 shares of Series B Convertible Preferred Stock (100% of class); and (iii) 210 shares of Series D Convertible Preferred Stock (100% of class). The Series B and Series D Preferred Stock were originally issued to GHS pursuant to securities purchase agreements entered into prior to the appointment of Messrs. Grober, Hajee, and Schissler as directors.

Preferred Equity Financing with GHS Investments, LLC

On March 21, 2025, the Company entered into a Securities Purchase Agreement with GHS in the amount of up to $210,000 (the “SPA”). The SPA provides for GHS’s purchase, from time to time, of up to 210 shares of the Company’s newly-designated Series D Convertible Preferred Stock (the “Series D Preferred Stock”). The initial closing under the SPA consisted of 60 shares of Preferred Stock, stated value $1,200 per share, issued to GHS for an initial purchase price of $60,000, or $1,000 per share. At GHS and the Company’s option, and subject to the terms of the SPA and the Certificate of Designation for the Preferred Stock, additional closings in the aggregate amount of up to 150 shares of Preferred Stock for a total aggregate purchase price of up to $150,000 may take place. From March 21, 2025 until present, GHS has purchased 210 shares pursuant to the SPA.

Reorganization

GHS SPA

On October 30, 2025, we entered into a Stock Purchase Agreement (the “SPA”) with GHS, an entity which is owned and controlled by Messrs. Hajee, Grober, and Schissler who serve as directors, pursuant to which, upon the occurrence of certain conditions, including defaults by the Company under its agreements with GHS and subsequent waivers and extensions thereof by GHS, the Company would issue to GHS 100 shares (the “GHS Shares”) of the Company’s Series A Supervoting Preferred Stock (the “Series A Preferred Stock”).

On November 5, 2025 (the “Closing” or, the “Closing Date”), the closing of the SPA occurred, and GHS was issued 100 shares of Series A Preferred Stock.

Emmons Exchange Agreement

On October 30, 2025, the Company entered into a Debt Exchange Agreement (the “Emmons DEA”) with Clifford L. Emmons, it’s Chief Executive Officer and Director. Pursuant to the Emmons DEA, Mr. Emmons exchanged $387,242 of accrued and unpaid fees owed to him by the Company under various agreements for 268.529 shares (the “Emmons Shares”) of the Company’s Series E Convertible Preferred Stock (the “Series E Preferred Stock”). In addition to the issuance of the Emmons Shares, Mr. Emmons agreed to cancel 7,800 shares of Series A Preferred Stock owned by him. The closing of the Emmons DEA occurred on November 5, 2025.

Mitta Exchange Agreement

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

McNemar Exchange Agreement

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

Fees Paid

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2025 were $55,065 and $49,000 for the period ended December 31, 2024, respectively.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those reported above, for the years ended December 31, 2025 and 2024, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning in the years ended December 31, 2025 were $0 and $0 in 2024, respectively.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the years ended December 31, 2025 and 2024, respectively.

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

Financial Statements

The following financial statements are filed with this Annual Report:

Report of Independent Registered Public Accounting Firm for the year ended December 31, 2025 and 2024

Audited Consolidated Balance Sheets at December 31, 2025 and 2024

Audited Consolidated Statements of Operations for the years ended December 31, 2025 and 2024

Audited Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2025 and 2024

Audited Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024

Notes to Audited Consolidated Financial Statements

Exhibits

The following exhibits are included with this Annual Report:

Incorporated by Reference

		Incorporated by Reference
						Filed
Exhibit					Filing	Here-
Number	Exhibit Description	Form	File No.	Exhibit	Date	with
2.1 & 10.1	Securities Exchange Agreement dated March 16, 2017, by and among Gotham Capital Holdings, Inc., OXYS Corp. and the Shareholders of OXYS Corp.	8-K	000-50773	2.1	8/3/17
2.2 & 10.2	Agreement and Plan of Merger dated July 10, 2017	8-K	000-50773	2.1	11/1/17
3.1	Nevada Articles of Incorporation for IIOT-OXYS, Inc.	8-K	000-50773	3.1	11/1/17
3.2	Bylaws for IIOT-OXYS, Inc.	8-K	000-50773	3.2	11/1/17
3.3	Nevada Articles of Merger dated July 14, 2017	8-K	000-50773	3.3	11/1/17
3.4	New Jersey Certificate of Merger dated October 26, 2017	8-K	000-50773	3.4	11/1/17
3.5	Articles of Exchange	8-K	000-50773	2.1	1/12/18
3.6	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State effective January 18, 2021	8-K	000-50773	3.1	1/19/21
3.7	Certificate of Designation for Series B Convertible Preferred Stock	8-K	000-50773	3.1	11/24/20
3.8	Certificate of Designation filed with the Nevada Secretary of State on July 2, 2020	8-K	000-50773	3.1	11/13/20
3.9	Certificate of Designation filed with the Nevada Secretary of State on November 9, 2020	8-K	000-50773	3.2	11/13/20
3.10	Certificate of Designation filed with the Nevada Secretary of State on January 18, 2024	8-K	000-50773	3.1	1/24/24

3.11	Amendment No. 1 to the Certificate of Designation filed with the Nevada Secretary of State on February 12, 2024	8-K	000-50773	3.1	2/16/24
3.12	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State effective September 3, 2025	8-K	000-50773	3.1	9/8/25
3.13	Certificate of Designation for Series E Convertible Preferred Stock	8-K	000-50773	3.1	11/4/25
4.1 & 10.3*	2017 Stock Incentive Plan	8-K	000-50773	4.1	12/19/17
4.2 & 10.4*	2019 Stock Incentive Plan	8-K	000-50773	4.1	3/12/19
10.5	$75,000 Convertible Promissory Note dated July 29, 2020 issued to GHS Investments LLC	8-K	000-50773	99.4	8/3/20
10.6	Extension No. 1 to Convertible Promissory Note dated April 29, 2021 ($75,000) with GHS Investments LLC	10-Q	000-50773	10.2	8/13/21
10.7	Amendment No. 2 dated November 4, 2021 to $75,000 Convertible Promissory Note issued to GHS Investments LLC	S-1	333-261484	10.42	12/3/21
10.8	Amendment No. 3 dated April 29, 2022 to $75,000 Convertible Promissory Note issued to GHS Investments LLC	S-1	333-266351	10.48	7/27/22
10.9	Extension No. 4 to the Convertible Promissory Note issued July 29, 2020 with GHS Investments LLC	10-Q	000-50773	10.1	8/18/23
10.10	Promissory Extension dated May 14, 2025 with GHS Investments, LLC	10-Q	000-50773	10.1	9/19/25
10.11	Promissory Note Extension dated October 29, 2025 with GHS Investments, LLC					X
10.12	Securities Purchase Agreement dated November 16, 2020 with GHS Investments, LLC	S-1	333-252887	10.52	2/9/21
10.13	Securities Purchase Agreement dated August 24, 2023 with GHS Investments, LLC	10-Q	000-50773	10.4	11/13/23
10.14	Common Stock Purchase Agreement dated February 24, 2021 with GHS Investments, LLC	10-Q	000-50773	10.4	5/17/21
10.15	Securities Purchase Agreement dated October 3, 2024 with GHS Investments, LLC	10-K	000-50773	10.60	4/30/25
10.16	Securities Purchase Agreement dated March 21, 2025 with GHS Investments, LLC	10-Q	000-50773	10.2	5/20/25
10.17	Amendment No. 2 dated December 1, 2025 to the Securities Purchase Agreement with GHS Investments, LLC					X
10.18	Stock Purchase Agreement dated October 30, 2025 with GHS Investments					X
10.19	Securities Purchase Agreement dated March 6, 2026 with GHS Investments, LLC					X
10.20*	Debt Forgiveness Agreement with Clifford L. Emmons effective as of December 31, 2019	10-Q	000-50773	10.3	9/14/20
10.21*	Exchange Agreement Dated November 9, 2020 with Clifford L. Emmons	S-1	333-252887	10.55	2/9/21
10.22*	Employment Contract dated Effective April 1, 2022 with Clifford L. Emmons	S-1	333-266351	10.63	7/27/22
10.23	Debt Exchange Agreement dated October 30, 2025 with Clifford L. Emmons					X
10.24*	Debt Forgiveness Agreement with Karen McNemar effective as of December 31, 2019	10-Q	000-50773	10.4	9/14/20
10.25*	Consulting Agreement dated October 30, 2025 with Clifford L. Emmons					X
10.26	Debt Exchange Agreement dated February 5, 2024 with Cambridge MedSpace LLC	10-K	000-50773	10.58	7/3/24
10.27*	Exchange Agreement Dated November 9, 2020 with Karen McNemar	S-1	333-252887	10.57	2/9/21
10.28*	Employment Contract dated Effective April 1, 2022 with Karen McNemar	S-1	333-266351	10.64	7/27/22
10.29	Debt Exchange Agreement dated October 30, 2025 with Karen McNemar					X
10.30*	Exchange Agreement Dated November 9, 2020 with Vidhyadhar Mitta	S-1	333-252887	10.56	2/9/21

10.31	Debt Exchange Agreement dated October 30, 2025 with Vidhyadhar Mitta					X
10.32	Debt Exchange Agreement dated October 30, 2025 with Sergey Gogin and YVSGRAMORAH, LLC					X
10.33	Finder’s Fee Agreement dated August 17, 2023 with J.H. Darbie & Co., Inc.	10-Q	000-50773	10.3	11/13/23
10.34	Finder’s Fee Agreement dated March 13, 2025 with J.H. Darbie & Co., Inc.	10-Q	000-50773	10.1	5/20/25
10.35	Collaboration Agreement effective March 18, 2020 with Aingura IIoT, S.L.	10-Q	000-50773	10.1	8/19/20
10.36	Asset Transfer Agreement dated October 29, 2025 with Aingura IIoT, S.L.					X
14.1	Code of Ethics	10-K	000-50773	14.1	4/17/18
16.1	Letter from Haynie & Company Dated December 1, 2023 Regarding Change in Certifying Accountant	8-K	000-50773	16.1	12/1/23
21.1	List of Subsidiaries	10-K	000-50773	21.1	4/17/18
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer					X
32.1+	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)					X

_________________

*Management contract or compensatory plan or arrangement.

+Furnished not filed.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IIOT-OXYS, INC.

Date: May 11, 2026	By:	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Clifford L. Emmons Clifford L. Emmons	Director and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	May 11, 2026

/s/ Sarfraz Hajee Sarfraz Hajee	Director	May 11, 2026

/s/ Mark Grober	Director	May 11, 2026
Mark Grober

/s/ Matthew Schissler	Director	May 11, 2026
Matthew Schissler

29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IIOT-OXYS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IIOT-OXYS, Inc. (“the Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had recurring net losses, a significant working capital deficit, and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Complex Equity Transactions

As discussed in Note 5 and Note 8, the Company has outstanding Series B, Series C, and Series D, Convertible Preferred Stock that is required to be analyzed pursuant to ASC 815, Derivatives and Hedging. Management uses an option pricing model to evaluate the fair value of its derivative liabilities, which requires management to make assumptions related to fair value measurements. Calculations and accounting for these features require management’s judgments related to initial and subsequent recognition of the debt and related features, use of a valuation model, and value of the inputs used in the selected valuation model.

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

Spokane, Washington

May 11, 2026

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$26,342	$23,593
Prepaid expenses and other current assets	–	2,139
Total Current Assets	26,342	25,732

Intangible assets, net	–	149,449
Total Assets	$26,342	$175,181

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$196,794	$322,473
Accrued liabilities	1,141,681	693,914
Deferred revenue	31,425	31,425
Notes payable - current	13,942	138,942
Shares payable to related parties	–	18,638
Salaries payable to related parties	–	538,981
Derivative liabilities	951,532	758,787
Total Current Liabilities	2,335,374	2,503,160

Notes payable, net of current	–	255,000
Due to stockholders	1,000	1,000
Total Liabilities	2,336,374	2,759,160

Commitments and Contingencies (Note 4)	–	–

Series B Convertible Preferred Stock, 600 shares designated, $0.001 Par Value, $1,200 stated value; 583 shares issued and outstanding at December 31, 2025 and 2024, respectively. Liquidation preference $699,600 and $694,800 at December 31, 2025 and 2024, respectively	699,600	694,800

Series C Convertible Preferred Stock, 5,000 shares designated, $0.001 Par Value, $1,200 stated value; 57 shares issued and outstanding at December 31, 2025 and 2024, respectively. Liquidation preference $68,400 and $68,400 at December 31, 2025 and 2024, respectively	68,400	68,400

Series D Convertible Preferred Stock, 259 shares designated, $0.001 Par Value, $1,200 stated value; 210 shares and 0 shares issued and outstanding at December 31, 2025 and 2024, respectively. Liquidation preference $252,200 and $0 at December 31, 2025 and 2024, respectively	252,000	–

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 Shares authorized
Series A Preferred Stock, 100 shares and 25,845 shares issued and outstanding at December 31, 2025 and 2024, respectively	–	26
Series E Preferred Stock, 1,207 shares and 0 shares issued and outstanding at December 31, 2025 and 2024, respectively	1	–
Common Stock $0.001 Par Value, 10,000,000,000 shares authorized; 586,285,063 shares and 555,015,293 shares issued and outstanding at December 31, 2025 and 2024, respectively	586,286	555,016
Additional paid in capital	8,733,193	7,306,031
Accumulated deficit	(12,649,512)	(11,208,252)
Total Stockholders' Equity (Deficit)	(3,330,032)	(3,347,179)

Total Liabilities and Stockholders' Equity (Deficit)	$26,342	$175,181

The accompanying notes are an integral part of these audited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Operations

	For The Years Ended December 31,
	2025	2024
Revenues	$–	$2,500

Cost of Sales	–	2,125

Gross Profit	–	375

Operating Expenses
Amortization of intangible assets	49,500	49,636
Write-down of intangible assets	99,949	–
Payroll	163,200	200,000
Professional fees	153,857	147,991
Other general and administrative	66,285	30,647
Total Operating Expenses	532,791	428,274

Other Income (Expense)
Gain (loss) on change in FMV of derivative liability	40,258	(111,523)
Loss on derivative	(32,203)	–
Gain on extinguishment of debt	78,884	–
Interest expense	(282,952)	(174,541)
Other income	70,958	34,228
Total Other Income (Expense)	(125,055)	(251,836)

Net Loss Before Income Taxes	(657,846)	(679,735)

Provision for Income Tax	–	–

Net Loss	$(657,846)	$(679,735)

Convertible Preferred Stock Dividend	(783,414)	(84,920)

Net Loss Attributable to Common Stockholders	$(1,441,260)	$(764,655)

Net Profit (Loss) Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding Attributable to Common Stockholders - Basic and Diluted	565,137,893	545,780,320

The accompanying notes are an integral part of these audited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock				Common Stock
	Series A	Amount	Series E	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance - December 31, 2023	25,845	$26	–	$–	470,015,293	$470,016	$7,350,291	$(10,443,597)	$(2,623,264)
Common stock issued for conversion of convertible note payables	–	–	–	–	85,000,000	85,000	(38,000)	–	47,000
Sales commission paid on capital raise	–	–	–	–	–	–	(6,260)	–	(6,260)
Convertible preferred stock dividend	–	–	–	–	–	–		(84,920)	(84,920)
Net loss	–	–	–	–	–	–	–	(679,735)	(679,735)
Balance - December 31, 2024	25,845	26	–	–	555,015,293	555,016	7,306,031	(11,208,252)	(3,347,179)

Cancellation of Series A Preferred Stock as a result of change in control	(25,845)	(26)	–	–	–	–	26	–	–
Issuance of Series A Preferred Stock as a result of change in control	100	–	–	–	–	–	–	–	–
Issuance of Series E Preferred Stock in settlement of payables to related parties	–	–	1,207	1	–	–	1,448,861	–	1,448,862
Common stock issued to related parties for services	–	–	–	–	11,000,000	11,000	400	–	11,400
Common stock issued for services	–	–	–	–	300,000	300	60	–	360
Sales commissions paid on capital raise	–	–	–	–	–	–	(12,200)	–	(12,200)
Common shares issued in settlement of accounts payable	–	–	–	–	19,969,770	19,970	(9,985)	–	9,985
Convertible preferred stock dividend	–	–	–	–	–	–	–	(783,414)	(783,414)
Net loss	–	–	–	–	–	–	–	(657,846)	(657,846)
Balance - December 31, 2025	100	–	1,207	1	586,285,063	586,286	8,733,193	(12,649,512)	(3,330,032)

The accompanying notes are an integral part of these audited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(1,441,260)	$(764,655)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization of intangible assets	49,500	49,636
Write-down of intangible assets	99,949	–
Common stock issued for services	11,760	–
Amortization of debt discount on Series B and D Preferred Stock	46,800	–
(Gain) loss on change in fair value of derivative liability	(40,258)	111,523
Changes in Operating Assets and Liabilities
Decrease in accounts receivable	–	5,460
Decrease in prepaid expenses and other current assets	2,139	166
(Decrease) Increase in accounts payable	(125,679)	118,276
Increase in accrued liabilities	816,103	159,776
Increase in derivative liability	233,003	111,612
(Decrease) increase in shares payable to related parties	(18,638)	3,413
Increase in salaries payable to related parties	171,530	158,402
Net Cash Used in Operating Activities	(195,051)	(46,391)

Cash Flows Used in Investing Activities
Net Cash Used in Investing Activities	–	–

Cash Flows from Financing Activities
Cash received from sale of Series B Preferred Stock	–	75,600
Cash received from sale of Series D Preferred Stock	210,000	–
Cash paid for offering costs	(12,200)	(6,260)
Net Cash Provided by Financing Activities	197,800	69,340

Net Increase in Cash and Cash Equivalents	2,749	22,949

Cash and Cash Equivalents - Beginning of Period	23,593	644

Cash and Cash Equivalents - End of Period	$26,342	$23,593

Supplement Disclosures of Cash Flow Information
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Conversion of convertible notes payable and derivative liabilities	$–	$115,825
Common stock issued in settlement of accounts payable	$9,985	$–
Issuance of Series E Preferred stock in settlement of compensation payable	$1,448,861	$–

The accompanying notes are an integral part of these audited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

On October 30, 2025, the Company had a change of control in management, and the Company and its debtholders mutually agreed to convert convertible promissory notes due, and compensation due to officers in exchange for issuance of Series E Preferred Stock in full settlement of all balances due (Note 4, Note 5, Note 7 and Note 8).

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

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2025 and 2024, respectively, include the accounts of Company, and its wholly-owned subsidiaries OXYS Corporation and HereLab, Inc. HereLab, Inc. currently is a non-operating entity and has no significant transactions. All significant intercompany balances and transactions have been eliminated.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $2,309,032, net loss incurred for the year ended December 31, 2025 of $1,441,260, cash used in operating activities of $195,051, and has an accumulated deficit of $12,649,512 as of December 31, 2025. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company reported a cash balance of $26,342 and $23,593 as of December 31, 2025 and 2024, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an ageing of accounts and follows the guidelines and processes of measuring both current and expected future credit losses. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. The Company adopted and implemented Accounting Standards Codification (“ASC”) Topic 326 Financial Instruments – Credit Losses during 2023 which has no impact on the financial statements as of December 31, 2025 and 2024, respectively. There was no allowance for doubtful accounts as of December 31, 2025 and 2024, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents which are generally not collateralized. The Company’s policy is to place its cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC), up to $250,000. At December 31, 2025 and 2024, the Company had no amounts in excess of the FDIC insurance limit.

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

On October 30, 2025, the Company had a change of control in management and mutually agreed to cancel the three equity incentive plans (a) 952,212 unissued shares of common stock pursuant to the 2017 Plan, (b) 1,470,000 unissued shares of common stock pursuant to the 2019 Plan, and (c) 5,700,000 unissued shares of common stock pursuant to the 2022 Plan. At December 31, 2025, 0 shares of common stock remain unissued pursuant to the 2017 Plan, 2019 Plan and 2022 Plan. All three equity incentive plans were terminated effective December 31, 2025.

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

The Company’s Chief Executive Officer (“CEO”) is our chief operating decision maker (“CODM”) and evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. The Company is devoting all its efforts to identifying technologies in developing and marketing engineered products, software and services for applications in the Industrial Internet, which involves collecting and processing data collected from a wide variety of industrial systems and machines. The Company’s CODM has determined that it operates as a single reportable segment.

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

In November 2024, the FASB issued ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40); Disaggregation of Income Statement Expenses. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026. The Company is currently evaluating the impact, if any, that the updated standard will have on the consolidated financial statements.

NOTE 3 – INTANGIBLE ASSETS

The Company’s intangible assets comprise of intellectual property revolving around their field tests, sensor integrations, and board designs. Intangible assets, net of amortization, amounted to $0 and $149,449 as of December 31, 2025 and 2024, respectively.

	December 31, 2025	December 31, 2024
Intangible Assets	$495,000	$495,000
Write-down of intangible assets	(99,949)	–
Accumulated amortization	(395,051)	(345,551)
Intangible Assets, net	$–	$149,449

The Company determined that its intangible assets were impaired totaling $99,949 and $0 for the years ended December 31, 2025 and 2024, respectively. Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives of ten years. The amortization expense of finite-lived intangibles was $49,500 and $49,636 for the years ended December 31, 2025 and 2024, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

In prior years, the Company entered into consulting agreements with one director, three executive officers, and one engineer of the Company, which included commitments to issue shares of the Company’s common stock from the Company’s 2017 Stock Incentive Plan and 2019 Stock Incentive Plans. The authorized shares pursuant to the 2017 Stock Incentive Plan (“2017 Plan”) were 4,500,000 shares, and per 2019 Stock Incentive Plan (“2019 Plan”) were 5,000,000 shares. The consulting agreements with two consultants have been terminated and shares have been issued in conjunction with the related separation agreements. The vested shares related to the three advisors and the executive officers have not yet been issued in full and therefore remain a liability. According to the terms of the agreements, 3,547,788 shares were vested and issued per the Company’s 2017 Plan as of December 31, 2025 and 2024, and 3,530,000 shares were vested and issued per the Company’s 2019 Plan as of December 31, 2025 and 2024, respectively.

In the event that a consulting agreement is terminated by either party pursuant to the terms of the agreement, all unvested shares which have been earned shall vest on a pro-rata basis as of the effective date of the termination of the agreement and all unearned, unvested shares shall be terminated. The value of the shares was assigned to a fair market value on the effective date of the agreement and the pro-rata number of shares earned was calculated and amortized at the end of each reporting period.

On March 18, 2022, the Company adopted 2022 Stock Incentive Plan (“2022 Plan”) and reserved 20,000,000 shares of common stock for issuance to incentivize its management team. Pursuant to the terms of the 2022 Plan, 14,300,000 shares of common stock were vested and 14,200,000 shares and 3,100,000 were issued as of December 31, 2025 and 2024, respectively. 100,000 shares vested remained to be issued to an advisor pursuant to 2022 Plan as of December 31, 2025.

On October 30, 2025, the Company had a change in control of management and all unvested shares pursuant to the 2017 Plan, 2019 Plan, and 2022 Plan were forfeited and cancelled. The Board of Directors subsequently terminated each of the 2017 Plan, the 2019 Plan, and the 2022 Plan effective December 31, 2025. As of December 31, 2025, there were no unvested shares remaining under any of the Plans.

Employment Agreement – CEO

On June 2, 2022, the Board approved an Employment Agreement with the CEO dated effective April 1, 2022 whereby, the CEO will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the CEO an aggregate of 7,000,000 shares of the Company’s common stock under the 2022 Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2025. The shares are valued at 90% of the average market price of the shares of 30 trading days at the end of each quarter. The Company recorded $353,939 and $279,352 in salaries payable to the CEO as of October 30, 2025 and December 31, 2024, respectively. On October 30, 2025, the Company had a change in control of the management, and the Employment Agreement of the CEO was terminated. The Company and the CEO mutually agreed to settle the past due salary payable of $353,939, and reimbursable expenses and incentives of $33,303, in exchange for 269 shares of Series E Preferred Stock (Note 8).

Employment Agreement – COO/Interim CFO

On June 2, 2022, the Board approved an Employment Agreement with the COO/Interim CFO dated effective April 1, 2022, whereby, the officer will receive an annual salary of $100,000 which accrues unless converted into shares of common stock of the Company at a stipulated conversion rate. If the Company reaches $1,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $150,000 commencing the following month. If the Company reaches $5,000,000 in cumulative sales over a 12-month period, the annual salary will increase to $200,000 commencing the following month. The Company awarded the COO/Interim CFO an aggregate of 7,000,000 shares of the Company common stock under the 2022 Plan, which will vest (i) 1,500,000 shares on April 1, 2023, (ii) 2,500,000 shares on April 1, 2024, and (iii) 3,000,000 shares on April 1, 2025. The shares are valued at 90% of the average market price of the shares of 30 trading days at the end of each quarter. The Company recorded $309,603 and $263,041 in salaries payable to the COO/Interim CFO as of October 30, 2025 and December 31, 2024, respectively. On October 30, 2025, the Company had a change in control of the management, and the Employment Agreement of the CEO was terminated. The Company and the COO/Interim CFO mutually agreed to settle the past due salary payable of $309,603, and reimbursable expenses of $13,666, in exchange for 269 shares of Series E Preferred Stock (Note 8).

NOTE 5 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the outstanding balance of convertible notes payable, interest and conversion rates as of December 31, 2025 and 2024, respectively.

		December 31, 2025	December 31, 2024

A.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at the lowest VWAP or $0.001 per share. The note is secured by substantially all the assets of the Company.	$–	$205,000

D.	Convertible note payable to an investor with interest at 12% per annum, convertible at any time into shares of common stock at the lowest VWAP or $0.001 per share. The note is secured by substantially all the assets of the Company.	–	50,000

E.	Convertible note payable to a related party with interest at 12% per annum, convertible at any time into shares of common stock at $0.0006 per share. Interest is payable. The note is secured by substantially all the assets of the Company.	–	125,000

G.	Convertible note payable to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.0006 per share. Note was issued as payment for future fees to be incurred under the related Equity Financing Agreement. Principal and interest due on maturity on April 29, 2026. The note is secured by substantially all the assets of the Company.	13,942	13,942
		13,942	393,942
	Less current portion	(13,942)	(138,942)
	Long term portion	$–	$255,000

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

On October 30, 2025, the Company had a change of control in management, and mutually agreed with the holder of Note A to convert the principal balance of Note A of $205,000 and accrued interest of $229,511 as of date, in exchange for issuance of 407 shares of Series E Preferred Stock in full settlement of all balances due to Note A holder (Note 8).

The Company recorded interest expense of $20,376 and $24,667 for the years ended December 31, 2025 and 2024, respective. Accrued interest payable on Note A was $0 and $209,135 as of December 31, 2025 and 2024, respectively.

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

On October 30, 2025, the Company had a change of control in management, and mutually agreed with the holder of Note D to convert the principal balance of Note D of $50,000 and accrued interest of $37,684 as of date, in exchange for issuance of 82 shares of Series E Preferred Stock in full settlement of all balances due to Note D holder (Note 8).

The Company recorded interest expense of $4,970 and $6,016 for the years ended December 31, 2025 and 2024, respective. Accrued interest payable on Note D was $0 and $32,714 as of December 31, 2025 and 2024, respectively.

E. August 2019 Convertible Note and Warrants (“Note E”)

On August 6, 2025, the noteholder of Note E agreed to extend the maturity date of the Senior Secured Convertible Promissory Note to February 2, 2026 for no additional consideration. All other terms and conditions of the Note E remained the same.

On October 30, 2025, the Company had a change of control in management, and mutually agreed with the holder of Note E to convert the principal balance of Note E of $125,000 and accrued interest of $91,156 as of date, in exchange for issuance of 180 shares of Series E Preferred Stock in full settlement of all balances due to Note E holder (Note 8).

The Company recorded interest expense of $12,425 and $15,941 on Note E for the years ended December 31, 2025 and 2024, respectively. Accrued interest payable on Note E was $0 and 78,731 as of December 31, 2025 and 2024, respectively.

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

The Company recorded interest expense on Note G of $1,392 and $1,123 for the years ended December 31, 2025 and 2024, respectively. Accrued interest payable on Note G was $2,517 and $1,123 as of December 31, 2025 and 2024, respectively. The principal balance payable of Note G amounted to $13,942 as of December 31, 2025 and 2024, respectively.

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the years ended December 31, 2025 and 2024, respectively:

	For the Year Ended December 31,
	2025	2024
Net loss attributable to common stockholders (basic)	$(1,441,260)	$(764,655)
Shares used to compute net loss per common share, basic and diluted	565,137,893	545,780,320
Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.00)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the years ended December 31, 2025 and 2024, respectively, because their inclusion would be anti-dilutive:

	As of December 31,
	2025	2024
Potentially issuable shares related to convertible notes payable and convertible preferred stock	1,688,880,181	764,494,742
Potentially issuable vested shares to directors, officers and advisors	100,000	8,300,000
Potentially issuable unvested shares to directors and officers	–	6,000,000
Total anti-dilutive common stock equivalents	1,688,980,181	778,794,742

NOTE 7 – RELATED PARTIES

At December 31, 2025 and December 31, 2024, respectively, the amount due to two stockholders was $1,000 relating to depositing funds for opening bank accounts for the Company. The Company leases its current office facility from these stockholders on a month-to-month basis at a monthly rent of $250 starting January 1, 2020. Rent expense totaled $3,000 for each of the years ended December 31, 2025 and 2024, respectively. On October 30, 2025, the Company issued 11,500,000 shares of its common stock in exchange for accrued rent of $5,750 (Note 8). The Company has recorded $500 and $3,250 rent payable to the stockholder in accounts payable as of December 31, 2025 and 2024, respectively.

The Company executed three convertible promissory notes payable to a director (see Note E) for the principal amount of $125,000 and recorded accrued interest payable of $91,156 as of October 30, 2025. On October 30, 2025, the Company had a change of control in management, and mutually agreed with the holder of Note E to convert the principal balance of Note E of $125,000 and accrued interest of $91,156 as of date, in exchange for issuance of 180 shares of Series E Preferred Stock in full settlement of all balances due to Note E holder (Note 8). Accrued interest payable on Note E was $0 and $78,731 as of December 31, 2025 and 2024, respectively. Accrued dividend payable to this holder of Series E Preferred Stock totaled $3,720 as of December 31, 2025.

On October 30, 2025, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mr. Emmons pursuant to which Mr. Emmons agreed to receive a monthly fee of $4,167 payable in Series E Preferred Stock issuable no later than 15 days following the end of the month. The term of the Consulting Agreement is for three months, which is automatically renewable upon the consent of the parties for additional one-month terms. The Company has not issued Series E Preferred Stock for Mr. Emmon’s unpaid compensation for the two months as of December 31, 2025. Accrued dividend payable to this holder of Series E Preferred Stock totaled $5,559 as of December 31, 2025.

On October 30, 2025, the Company had a change in control and GHS Investments, LLP became the majority owner of the issued and outstanding shares of common and preferred stock (See Note 5 and Note 8).

NOTE 8 – STOCKHOLDERS' EQUITY

The Company has an authorized capital of 10,000,000,000 shares, $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock at December 31, 2025. The Company has 586,285,063 shares of common stock, 100 shares of Series A Preferred Stock, 583 shares of Series B, 57 shares of Series C, 210 shares of Series D, and 1,207 shares of Series E Preferred Stock issued and outstanding as of December 31, 2025.

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

On October 30, 2025, the Company issued 11,500,000 shares of common stock to a vendor in settlement of past due rent of $5,750. In addition, on the same date, the Company issued 8,469,770 shares of common stock to a consultant in settlement of accounts payable of $4,235. The common shares issued were valued at the fair value of common stock on the date of issuance.

Stock Incentive Plans

On December 14, 2017, the Board of Directors adopted the 2017 Stock Incentive Plan (the “2017 Plan”), under which 4,500,000 shares of common stock were authorized for issuance. The 2017 Plan was terminated effective December 31, 2025 pursuant to a resolution of the Board of Directors. On October 30, 2025, the Company cancelled 952,212 unissued shares pursuant to the 2017 Plan. As of December 31, 2025, 0 shares remain unissued or unvested pursuant to the 2017 Plan.

On December 14, 2017, the Board of Directors of the Company approved the 2017 Stock Incentive Plan (the “2017 Plan”). Awards may be made under the 2017 Plan for up to 4,500,000 shares of common stock of the Company. All of the Company's employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the 2017 Plan. No awards can be granted under the 2017 Plan after the expiration of 10 years from the plan approval but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards. The 2017 Plan was terminated effective December 31, 2025 pursuant to a resolution of the Board of Directors adopted on April 10, 2026.

On March 11, 2019, the Board of Directors adopted the 2019 Stock Incentive Plan (the “2019 Plan”), under which 5,000,000 shares of common stock were authorized for issuance. On March 5, 2025, the Company issued 200,000 common shares to two consultants for services rendered, valued at $240, pursuant to the 2019 Plan. As of December 31, 2025, 3,530,000 shares had been awarded and 1,470,000 shares remained unissued. The 2019 Plan was terminated effective December 31, 2025 pursuant to a resolution of the Board of Directors.

On March 18, 2022, the Board of Directors adopted the 2022 Stock Incentive Plan (the “2022 Plan”), under which 20,000,000 shares of common stock were authorized for issuance. The Company awarded 14,300,000 shares under the 2022 Plan, of which 14,200,000 had been issued as of December 31, 2025. On October 30, 2025, in connection with the change of control, 6,000,000 unvested shares were cancelled. As of December 31, 2025, 100,000 shares remained vested and unissued (subsequently issued on March 23, 2026 - see Note 10) and 0 shares remained unvested. The 2022 Plan was terminated effective December 31, 2025 pursuant to a resolution of the Board of Directors. The 2022 Plan is further described in Note 4.

On March 5, 2025, the Company issued 5,000,000 shares to an officer and a director and 100,000 shares to an advisor, valued at $6,120, being the fair value of common shares issued on the date of issuance. On June 23, 2025, the Company issued 6,000,000 shares to an officer and a director, valued at $5,400 being the fair value of common shares issued on the date of issuance.

On October 30, 2025, the Company had a change of control in management and mutually agreed to cancel 6,000,000 unissued and unvested shares of common stock pursuant to the 2022 Plan. At December 31, 2025, 100,000 shares of common stock remained vested and unissued pursuant to the 2022 Plan, and 0 shares of common stock remained unvested. On March 23, 2026, the Company issued the remaining 100,000 shares of common stock, fully vested, to the advisor (Note 10). The 2022 Plan was terminated effective December 31, 2025 pursuant to a resolution of the Board of Directors adopted on April 10, 2026.

The common shares vested pursuant to the 2022 Plan amounted to 14,300,000 shares as of the change in control on October 30, 2025. For the year ended December 31, 2025 and 2024, the Company recorded $3,728 and $3,413 as stock compensation expense for 4,734,247 shares and 4,515,068 shares, respectively.

Shares earned and issued related to the consulting agreements are issued under the 2017 Plan and the 2019 Plan (see Note 4).

Vesting of the shares is subject to acceleration of vesting upon the occurrence of certain events such as a Change of Control (as defined in the agreement) or the listing of the Company’s common stock on a senior exchange.

A summary of the status of the Company’s non-vested shares at December 31, 2025 and 2024 and changes during the twelve months ended, is presented below:

2022 Stock Incentive Plan	Shares of Common Stock	Weighted Average Exercise Price
Authorized shares per the 2022 Plan – 20,000,000 shares
Balance - December 31, 2023	14,300,000	$–
Awarded and issued	3,100,000	0.006146
Vested	(8,100,000)	–
Forfeited	–	–
Balance – December 31, 2024 – (Vested)	9,300,000	$0.006146
Balance – December 31, 2024 – (Unvested)	6,100,000	–

Balance - December 31, 2024	9,300,000	$0.006146
Awarded	11,100,000	–
Vested	(14,300,000)	0.006146
Forfeited	6,000,000	–
Balance – December 31, 2025 – (Vested)	100,000	$0.006146
Balance – December 31, 2025 – (Unvested)	–	–

Preferred Stock

Series A Supervoting Preferred Stock

The Board of Directors of the Company authorized the issuance of 25,845 shares of preferred stock, $0.001 par value per share, designated as Series A Supervoting Preferred Stock. On October 30, 2025, the Company entered into a Stock Purchase Agreement with GHS Investments, LLC, a Nevada limited liability company (“GHS”), pursuant to which, upon occurrence of certain conditions, including defaults by the Company under its agreements with GHS and subsequent waivers and extensions thereof by GHS, the Company would issue to GHS 100 shares of the Company’s Series A Supervoting Preferred Stock. On November 5, 2025, the closing of the Stock Purchase Agreement occurred, and GHS was issued 100 shares of Series A Supervoting Preferred Stock. The following conditions were agreed and completed on the closing.

•	On November 5, 2025, the Company and Cliff Emmons, CEO of the Company, mutually agreed to cancel 7,800 shares of Series A Preferred Stock owned by Mr. Emmons.
•	On November 5, 2025, the Company and Mr. Mitta, independent Director of the Company, mutually agreed to cancel 12,000 shares of Series A Preferred Stock owned by Mr. Mitta.
•	On November 5, 2025, the Company and Ms. Karen McNemar, COO/Interim CFO of the Company, mutually agreed to cancel 6,045 shares of Series A Preferred Stock owned by Ms. McNemar.

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

The Company had 100 shares and 25,845 shares of Series A Preferred Stock issued and outstanding at December 31, 2025 and 2024, respectively.

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

Dividends: Each share of Series B Convertible Preferred Stock shall be entitled to receive, and the Company shall pay, cumulative dividends of 12% per annum, payable quarterly, beginning on the Original Issuance Date and ending on the date that such share of Series B Convertible Preferred Share has been converted or redeemed (the “Dividend End Date”). Dividends may be paid in cash or in shares of Series B Convertible Preferred Stock. From and after the initial Closing Date, in addition to the payment of dividends pursuant to Section 2(a), each Holder shall be entitled to receive, and the Company shall pay, dividends on shares of Series B Convertible Preferred Stock equal to (on an as-if-converted-to-Common-Stock basis) and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. Any dividends that are not paid shall continue to accrue and shall entail a late fee which must be paid in cash, at the rate of 18% per annum or lesser rate permitted by applicable law which shall accrue and compound daily from the dividend payment date through and including the date of actual payment in full. Redemption following the event of default shall occur at an amount equaling the product of one hundred thirty-five percent (135%), multiplied by the sum of the stated value, all accrued but unpaid dividends and all other amounts due pursuant to the certificate of designation for all purchased shares. The Holder of Series B Convertible Preferred Stock waived its rights to the event of default of an amount equal to the 135% multiplied by the sum of the stated value of Series B Convertible Preferred Stock for all accrued but unpaid dividends and all other amounts due pursuant to the certificate of designation for all purchased shares. The Company shall pay no dividends on shares of the common stock unless it simultaneously complies with the previous sentence.

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

No additional closing may take place after the two-year anniversary of the SPA, or once the entire $600,000 amount has been funded. If the average daily trading volume for the Company’s common stock for the 30 trading days preceding a particular additional closing is at least $50,000 per day, the Company may, at its option, increase the amount of that additional closing to 75 shares of Series B Convertible Preferred Stock ($75,000).

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

On November 19, 2020, GHS purchased a total of 70 shares of Series B Convertible Preferred Stock for gross proceeds of $45,000 as a loss recorded on issuance to interest expense. The Company paid $900 in selling commissions to complete this financing.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock and recorded a gain in connection with the change in fair market value of the derivative liability of $9,132 and a loss of $14,783 for the years ended December 31, 2025 and 2024, respectively. The Company recorded preferred dividend expense of $138,033 and $10,108 for the years ended December 31, 2025 and 2024, respectively. The Company recorded $179,540 and $41,508 as preferred stock dividend payable as of December 31, 2025 and 2024, respectively. The preferred stock dividend payable at December 31, 2025 included $127,953 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $139,406 for non-payment of dividend as of December 31, 2025. The Company did not record the waived penalty in its financial statements as of December 31, 2025 and 2024, respectively. Derivative liability payable for this transaction totaled $78,317 and $87,450 at December 31, 2025 and 2024, Series B Convertible Preferred Stock mezzanine liability was $84,000 at December 31, 2025 and 2024, respectively.

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

On December 16, 2020 (the date of receipt of cash proceeds of $85,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $106,241, $21,241 as day one loss on the derivative, $17,000 as interest expense, and $17,000 as Series B Convertible Preferred Stock mezzanine liability, and $85,000 as a loss recorded on issuance to interest expense. The expected term of the derivative in calculating the fair value of derivative liability is eighteen months.

The Company recalculated the value of the derivative liability associated with this convertible preferred stock and recorded a gain of $11,089 and a loss of 17,950 in connection with the change in fair market value of the derivative liability for the years ended December 31, 2025 and 2024, respectively. The Company recorded preferred stock dividend expense of $166,478 and $12,274 for the years ended December 31, 2025, and 2024, respectively. The Company recorded $215,975 and $49,497 as preferred stock dividend payable as of December 31, 2025 and 2024, respectively. The preferred stock dividend payable at December 31, 2025 included $154,238 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $170,902 for non-payment of dividend as of December 31, 2025. The Company did not record the waived penalty in its financial statements as of December 31, 2025 and 2024, respectively. Derivative liability payable for this transaction totaled $95,099 and $106,189 as of December 31, 2025 and 2024, and Series B Convertible Preferred Stock mezzanine liability was $102,000 at December 31, 2025 and 2024, respectively.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock in connection with the change in fair market value of the derivative liability and recorded a gain of $6,654 and a loss of 10,770 for the years ended December 31, 2025 and 2024, respectively. The expected term of the derivative in calculating the fair value of derivative liability is eighteen months. The Company recorded preferred stock dividend expense of $66,997 and $7,364 for the years ended December 31, 2025 and 2024, respectively. The Company recorded $89,270 and $22,273 as preferred stock dividend payable as of December 31, 2025 and 2024, respectively. The preferred stock dividend payable at December 31, 2025 included $59,653 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $85,604 for non-payment of dividend as of December 31, 2025. The Company did not record the waived penalty in its financial statements as of December 31, 2025 and 2024, respectively. Derivative liability payable for this transaction totaled $57,060 and $63,713 as of December 31, 2025 and 2024, and Series B Convertible Preferred Stock mezzanine liability was $61,200 as of December 31, 2025 and 2024, respectively.

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

On February 7, 2022 (the date of receipt of cash proceeds of $51,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $65,025, $14,025 as day one loss on the derivative, $10,200 as interest expense, and $10,200 as Series B Convertible Preferred Stock mezzanine liability, and $51,000 as a loss recorded on issuance to interest. The expected term of the derivative in calculating the fair value of derivative liability is eighteen months. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a gain of $6,654 and a loss of $10,770 in connection with the change in fair market value of the derivative liability for the years ended December 31, 2025 and 2024, respectively. In addition, the Company recorded $61,759 and $7,364 as preferred stock dividend expense for the years ended December 31, 2025 and 2024, respectively. Preferred stock dividend payable to GHS on this derivative totaled $83,045 and $21,288 as of December 31, 2025 and 2024, respectively. The preferred stock dividend payable at December 31, 2025 included $54,415 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $82,787 for non-payment of dividend as of December 31, 2025. The Company did not record the waived penalty in its financial statements as of December 31, 2025 and 2024, respectively. Derivative liability payable for this transaction totaled $57,060 and $63,713 as of December 31, 2025 and 2024, and Series B Convertible Preferred Stock mezzanine liability was $61,200 as of December 31, 2025 and 2024, respectively.

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

On March 24, 2022 (the date of receipt of cash proceeds of $136,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $328,422, $192,422 as day one loss on the derivative, $27,200 as interest expense, and $27,200 as Series B Convertible Preferred Stock mezzanine liability, and $136,000 a loss recorded on issuance as interest expense. The expected term of the derivative in calculating the fair value of derivative liability is eighteen months. The Company recalculated the value of the derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a gain of $17,743 and a loss of $28,720 for the years ended December 31, 2025 and 2024, respectively. In addition, the Company recorded preferred stock dividend expense of $151,147 and $19,638 for the years ended December 31, 2025 and 2024, respectively. The preferred stock dividend payable to GHS for this derivative totaled $205,500 and $54,352 as of December 31, 2025 and 2024. The preferred stock dividend payable at December 31, 2025 included $131,563 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $213,765 for non-payment of dividend as of December 31, 2025. The Company did not record the waived penalty in its financial statements as of December 31, 2025 and 2024, respectively. Derivative liability payable for this transaction totaled $152,159 and $169,902 as of December 31, 2025 and 2024, and Series B Convertible Preferred Stock mezzanine liability was $163,200 as of December 31, 2025 and 2024, respectively.

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

On November 17, 2022 (the date of receipt of cash proceeds of $61,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $54,072, $6,928 as day one gain on the derivative, $12,200 as interest expense, $12,200 as Series B Convertible Preferred Stock mezzanine liability, and $61,000 a loss recorded on issuance as interest expense. The expected term of the derivative in calculating the fair value of derivative liability is eighteen months. The Company recalculated the value of the derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a gain of $7,958 and a loss of $12,882 for the years ended December 31, 2025 and 2024, respectively. In addition, the Company recorded preferred stock dividend expense of $56,348 and $8,808 for the years ended December 31, 2025 and 2024, respectively. The preferred stock dividend payable to GHS for this derivative totaled $74,999 and $18,651 as of December 31, 2025 and 2024. The preferred stock dividend payable at December 31, 2025 included $47,564 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $85,326 for non-payment of dividend as of December 31, 2025. The Company did not record the waived penalty in its financial statements as of December 31, 2025 and 2024, respectively. Derivative liability payable for this transaction totaled $68,248 and $76,206 at December 31, 2025 and 2024, and Series B Convertible Preferred Stock mezzanine liability was $73,200 at December 31, 2025 and 2024, respectively.

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

On August 24, 2023 (the date of receipt of cash proceeds of $62,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $61,679, $321 as day one gain on the derivative, $12,400 as interest expense, and $12,400 as Series B Convertible Preferred Stock mezzanine liability, and $62,000 a loss recorded on issuance as interest expense. The expected term of the derivative in calculating the fair value of derivative liability is eighteen months.

The Company recalculated the value of the derivative liability associated with the convertible in connection with the change in fair market value of the derivative liability note and recorded a gain of $8,144 and a loss of $13,100 for the years ended December 31, 2025 and 2024, respectively. In addition, the Company recorded preferred stock dividend expense of $50,373 and $8,952 for the years ended December 31, 2025 and 2024, respectively. The preferred stock dividend payable to GHS for this derivative totaled $62,481 and $12,108 as of December 31, 2025 and 2024, respectively. The preferred stock dividend payable at December 31, 2025 included $41,445 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $75,541 for non-payment of dividend as of December 31, 2025. The Company did not record the waived penalty in its financial statements as of December 31, 2025 and 2024, respectively. Derivative liability payable for this transaction totaled $69,367 and $77,511 as of December 31, 2025 and 2024, and Series B Convertible Preferred Stock mezzanine liability was $74,400 at December 31, 2025 and 2024, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0004 to $0.0014, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0006 to $0.0015, an expected dividend yield of 0%, expected volatility ranging from 189.98% to 202.70%, risk-free interest rates ranging from 3.48% to 5.46%, and an expected term of 1.5 years.

April 16, 2024

On April 16, 2024, pursuant to the terms of the SPA, GHS purchased 20 shares of Series B Convertible Preferred Stock for gross proceeds of $17,600. The Company paid $2,400 in selling commissions to complete this financing.

On April 16, 2024 (the date of receipt of cash proceeds of $17,600 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $20,324, $321 as day one loss on the derivative, $4,000 as interest expense, and $24,000 as Series B Convertible Preferred Stock mezzanine liability, and $20,000 a loss recorded on issuance as interest expense. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of the derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a gain of $2,419 and a loss of $1,965 for the years ended December 31, 2025 and 2024, respectively. In addition, the Company recorded preferred stock dividend expense of $7,766 and $2,044 for the years ended December 31, 2025 and 2024, respectively. The preferred stock dividend payable to GHS for this derivative totaled $9,810 and $2,044 as of December 31, 2025 and 2024, respectively. The preferred stock dividend payable at December 31, 2025 included $4,886 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $9,915 for non-payment of dividend as of December 31, 2025. The Company did not record the waived penalty in its financial statements as of December 31, 2025 and 2024, respectively. Derivative liability payable for this transaction totaled $19,870 and $22,289 as of December 31, 2025 and 2024, and Series B Convertible Preferred Stock mezzanine liability was $24,000 as of December 31, 2025 and 2024, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0004 to $0.0009, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0006 to $0.0014, an expected dividend yield of 0%, expected volatility ranging from 186.23% to 205.33%, risk-free interest rates ranging from 3.48% to 5.18%, and an expected term of 1 year.

October 3, 2024

On October 3, 2024, pursuant to the terms of the SPA, GHS purchased 43 shares of Series B Convertible Preferred Stock and committed an additional 4 shares for services/fees for gross consideration of $43,000. The Company paid $3,860 in selling commissions and legal fees to complete this financing.

On October 3, 2024 (the date of receipt of cash proceeds of $39,140), the Company valued the fair value of the derivative and recorded an initial derivative liability of $43,000, $11,480 as day one loss on the derivative, $8,600 as interest expense, and $51,600 as Series B Convertible Preferred Stock mezzanine liability, and $39,140 a loss recorded on issuance as interest expense. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of the derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a gain of $5,685 and a gain of $2,951 for the years ended December 31, 2025 and 2024, respectively. In addition, the Company recorded preferred stock dividend expense of $15,399 and $1,650 for the years ended December 31, 2025 and 2024, respectively. The preferred stock dividend payable to GHS for this derivative totaled $17,049 and $1,650 as of December 31, 2025 and 2024, respectively. The preferred stock dividend payable at December 31, 2025 included $8,491 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $21,531 for non-payment of dividend as of December 31, 2025. The Company did not record the waived penalty in its financial statements as of December 31, 2025 and 2024, respectively. Derivative liability payable for this transaction totaled $646,694 and $52,378 as of December 31, 2025 and December 31, 2024, and Series B Convertible Preferred Stock mezzanine liability was $56,400 as of December 31, 2025 and 2024, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0004 to $0.0009, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0006 to $0.0012, an expected dividend yield of 0%, expected volatility ranging from 182.85% to 201.59%, risk-free interest rates ranging from 3.48% to 4.16%, and an expected term of 1 year.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock in connection with the change in fair market value of the derivative liability and recorded a gain of $9,721 and a loss of $3,226 for the years ended December 31, 2025 and 2024, respectively. The Company recorded $19,471 and $6,859 as preferred stock dividend expense for the years ended December 31, 2025 and 2024, respectively. The Company recorded $26,330 and $6,859 as preferred stock dividend payable as of December 31, 2025 and 2024, respectively. Derivative liability payable for this transaction totaled $39,223 and $43,894 as of December 31, 2025 and 2024, and Series C Convertible Preferred Stock mezzanine liability was $68,400 as of December 31, 2025 and 2024, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0004 to $0.00138, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0006 to $0.0014, an expected dividend yield of 0%, expected volatility ranging from 191.75% to 202.70%, risk-free interest rates ranging from 3.48% to 5.09%, and an expected term of 1 year.

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

Dividends: Each share of Series D Convertible Preferred Stock shall be entitled to receive, and the Company shall pay, cumulative dividends of 12% per annum, payable quarterly, beginning on the Original Issuance Date and ending on the date that such share of Series D Convertible Preferred Share has been converted or redeemed (the “Dividend End Date”). Dividends may be paid in cash or in shares of Series D Convertible Preferred Stock. From and after the issuance date, in addition to the payment of dividends pursuant to Section 3 (a), each Holder shall be entitled to receive, and the Company shall pay, dividends on shares of Series D Convertible Preferred Stock equal to (on an as-if-converted-to-Common-Stock basis) and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. Any dividends that are not paid shall continue to accrue and shall entail a late fee which must be paid in cash, at the rate of 18% per annum or lesser rate permitted by applicable law which shall accrue and compound daily from the dividend payment date through and including the date of actual payment in full. Redemption following the event of default shall occur at an amount equaling the product of one hundred thirty-five percent (135%), multiplied by the sum of the stated value, all accrued but unpaid dividends and all other amounts due pursuant to the certificate of designation for all purchased shares. The Holder of Series D Convertible Preferred Stock waived its rights to the event of default of an amount equal to the 135% multiplied by the sum of the stated value of Series D Convertible Preferred Stock for all accrued but unpaid dividends and all other amounts due pursuant to the certificate of designation for all purchased shares. The Company shall pay no dividends on shares of the common stock unless it simultaneously complies with the previous sentence.

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

On March 21, 2025 (the date of receipt of cash proceeds of $50,800), the Company valued the fair value of the derivative and recorded an initial derivative liability of $65,024, $14,224 as day one loss on the derivative, $12,000 as interest expense, and $72,000 as Series D Convertible Preferred Stock mezzanine liability, and $50,800 a loss recorded on issuance as interest expense. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of the derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $12,946 for the year ended December 31, 2025. In addition, the Company recorded preferred stock dividend expense of $14,374 for the year ended December 31, 2025. The preferred stock dividend payable to GHS for this derivative totaled $14,374 as of December 31, 2025. The preferred stock dividend payable at December 31, 2025 included $7,628 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $25,326 for non-payment of dividend as of December 31, 2025. The Company did not record the waived penalty in its financial statements as of December 31, 2025 and 2024, respectively. The derivative liability payable for this transaction totaled $77,970 as of December 31, 2025, and Series D Convertible Preferred Stock mezzanine liability was $72,000 at December 31, 2025.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price ranging from $0.0004 to $0.0008, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0006 to $0.001, an expected dividend yield of 0%, expected volatility ranging from 191.75% to 199.73%, risk-free interest rates ranging from 3.48% to 4.04%, and an expected term of 1 year.

April 10, 2025

On April 10, 2025, pursuant to the terms of the SPA, GHS purchased 45 shares of Series D Convertible Preferred Stock for gross consideration of $45,000. The Company paid $900 in selling commissions and legal fees to complete this financing.

On April 10, 2025 (the date of receipt of cash proceeds of $44,100), the Company valued the fair value of the derivative and recorded an initial derivative liability of $57,220, $12,220 as day one loss on the derivative, $9,000 as interest expense, and $54,000 as Series D Convertible Preferred Stock mezzanine liability, and $45,000 a loss recorded on issuance as interest expense. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $1,257 for the year ended December 31, 2025. In addition, the Company recorded preferred stock dividend expense of $5,193 for the year ended December 31, 2025. The preferred stock dividend payable to GHS for this derivative totaled $5,193 as of December 31, 2025. The preferred stock dividend payable at December 31, 2025 included $488 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. The derivative liability payable for this transaction totaled $58,477 as of December 31, 2025, and Series D Convertible Preferred Stock mezzanine liability was $54,000 as of December 31, 2025.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price ranging from $0.0004 to $0.0007, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0006 to $0.0010, an expected dividend yield of 0%, expected volatility ranging from 191.75% to 199.89%, risk-free interest rates ranging from 3.48% to 3.97%, and an expected term of 1 year.

May 14, 2025 - 1

On May 14, 2025, pursuant to the terms of the SPA, GHS purchased 11 shares of Series D Convertible Preferred Stock for gross consideration of $11,000. The Company paid $220 in selling commissions and legal fees to complete this financing.

On May 10, 2025 (the date of receipt of cash proceeds of $10,780), the Company valued the fair value of the derivative and recorded an initial derivative liability of $13,815, $2,815 as day one loss on the derivative, $2,200 as interest expense, $13,815 as Series D Convertible Preferred Stock mezzanine liability, and $11,000 a loss recorded on issuance as interest expense. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $479 for the year ended December 31, 2025. In addition, the Company recorded preferred stock dividend expense of $1,111 for the year ended December 31, 2025. The preferred stock dividend payable to GHS for this derivative totaled $1,111 as of December 31, 2025. The preferred stock dividend payable at December 31, 2025 included $109 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. The derivative liability payable for this transaction totaled $14,294 as of December 31, 2025, and Series D Convertible Preferred Stock mezzanine liability was $13,200 as of December 31, 2025.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price ranging from $0.0004 to $0.0007, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0006 to $0.0010, an expected dividend yield of 0%, expected volatility ranging from 191.75% to 199.89%, risk-free interest rates ranging from 3.48% to 4.14%, and an expected term of 1 year.

May 14, 2025 - 2

On May 14, 2025, pursuant to the terms of the SPA, GHS purchased 25 shares of Series D Convertible Preferred Stock for gross consideration of $25,000. The Company paid $500 in sales commission and legal fees to complete this financing.

On May 10, 2025 (the date of receipt of cash proceeds of $24,500), the Company valued the fair value of the derivative and recorded an initial derivative liability of $31,399, $6,399 as day one loss on the derivative, $5,000 as interest expense, $13,815 as Series D Convertible Preferred Stock mezzanine liability, and $11,000 a loss recorded on issuance as interest expense. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $1,089 for the year ended December 31, 2025. In addition, the Company recorded preferred stock dividend expense of $2,526 for the year ended December 31, 2025. The preferred stock dividend payable to GHS for this derivative totaled $2,526 as of December 31, 2025. The preferred stock dividend payable at December 31, 2025 included $248 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. The derivative liability payable for this transaction totaled $32,487 as of December 31, 2025, and Series D Convertible Preferred Stock mezzanine liability was $30,000 as of December 31, 2025.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price ranging from $0.0004 to $0.0007, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0006 to $0.0010, an expected dividend yield of 0%, expected volatility ranging from 191.75% to 199.89%, risk-free interest rates ranging from 3.48% to 4.14%, and an expected term of 1 year.

October 30, 2025

On October 30, 2025, pursuant to the terms of the SPA, GHS purchased 35 shares of Series D Convertible Preferred Stock for gross consideration of $35,000. The Company paid $700 in selling commissions and legal fees to complete this financing.

On October 30, 2025 (the date of receipt of cash proceeds of $34,300), the Company valued the fair value of the derivative and recorded an initial derivative liability of $28,724, $6,276 as day one loss on the derivative, $7,000 as interest expense, $7,000 as Series D Convertible Preferred Stock mezzanine liability, and $35,000 a loss recorded on issuance as interest expense. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $16,758 for the year ended December 31, 2025. In addition, the Company recorded preferred stock dividend expense of $1,099 for the year ended December 31, 2025. The preferred stock dividend payable to GHS for this derivative totaled $1,099 as of December 31, 2025. The preferred stock dividend payable at December 31, 2025 included $243 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. The derivative liability payable for this transaction totaled $45,482 as of December 31, 2025, and Series D Convertible Preferred Stock mezzanine liability was $42,000 as of December 31, 2025.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price ranging from $0.0005 to $0.0006, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0005 to $0.0007, an expected dividend yield of 0%, expected volatility ranging from 198.09% to 198.95%, risk-free interest rates ranging from 3.48% to 3.70%, and an expected term of 1 year.

December 2, 2025

On December 2, 2025, pursuant to the terms of the SPA, GHS purchased 34 shares of Series D Convertible Preferred Stock for gross consideration of $34,000. The Company paid $680 in sales commissions and legal fees to complete this financing.

On December 2, 2025 (the date of receipt of cash proceeds of $33,320), the Company valued the fair value of the derivative and recorded an initial derivative liability of $36,821, $2,821 as day one loss on the derivative, $6,800 as interest expense, $6,800 as Series D Convertible Preferred Stock mezzanine liability, and $34,000 a loss recorded on issuance as interest expense. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $7,362 for the year ended December 31, 2025. In addition, the Company recorded preferred stock dividend expense of $394 for the year ended December 31, 2025. The preferred stock dividend payable to GHS for this derivative totaled $394 as of December 31, 2025. The preferred stock dividend payable at December 31, 2025 included $58 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. The derivative liability payable for this transaction totaled $44,183 as of December 31, 2025, and Series D Convertible Preferred Stock mezzanine liability was $40,800 as of December 31, 2025.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price of $0.0006, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0007 to $0.0008, an expected dividend yield of 0%, expected volatility ranging from 174.48% to 198.95%, risk-free interest rates ranging from 3.48% to 3.59%, and an expected term of 1 year.

Series E Preferred Stock

On October 30, 2025, the Board of Directors of the Company had authorized issuance of up to 3,000 shares of preferred stock, $0.001 par value per share, designated as Series E Convertible Preferred Stock. Each share of Preferred Stock shall have a par value of $0.001 per share and a stated value of $1,200, subject to the increase set forth in the Certificate of Designation.

Dividends: Each share of Preferred Stock shall be entitled to receive, and the Corporation shall pay, cumulative dividends of 10% per annum, payable quarterly, beginning on the Original Issue Date and ending on the date that such share of Preferred Share has been converted or redeemed. Dividends may be paid in cash or in shares of Preferred Stock, at the Corporation’s discretion. From and after the initial Closing Date, in addition to the payment of dividends, each Holder shall be entitled to receive, and the Corporation shall pay, dividends on shares of Preferred Stock equal to (on an as-if-converted-to-Common-Stock basis) and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. The Corporation shall pay no dividends on shares of the Common Stock unless it simultaneously complies with the previous sentence. Any dividends that are not paid a Dividend Payment Date shall continue to accrue and shall entail a late fee (“Late Fees”), which must be paid in cash, at the rate of 12% per annum or the lesser rate permitted by applicable law which shall accrue and compound daily from the Dividend Payment Date through and including the date of actual payment in full.

Voting Rights. The Preferred Stock will vote together with the common stock on an as-converted basis subject to the Beneficial Ownership Limitations. However, as long as any shares of Preferred Stock are outstanding, the Corporation shall not, without the affirmative vote of the Holders of a majority of the then outstanding shares of the Preferred Stock directly and/or indirectly (a) alter or change adversely the powers, preferences or rights given to the Preferred Stock or alter or amend this Certificate of Designation, (b) authorize or create any class of stock ranking as to redemption or distribution of assets upon a Liquidation (as defined in Section 5) senior to, or otherwise pari passu with, the Preferred Stock or, authorize or create any class of stock ranking as to dividends senior to, or otherwise pari passu with, the Preferred Stock, (c) amend its Articles of Incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (d) increase the number of authorized shares of Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing.

Liquidation: Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary (a “Liquidation”), the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under this Certificate of Designation, for each share of Preferred Stock before any distribution or payment shall be made to the holders of any Junior Securities, and if the assets of the Corporation shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Holders shall be ratably distributed among the Holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. A Fundamental Transaction or Change of Control Transaction shall not be deemed a Liquidation. The Corporation shall mail written notice of any such Liquidation, not less than forty-five (45) days prior to the payment date stated therein, to each Holder.

Conversion: Each share of Preferred Stock shall be convertible, at any time and from time to time from and after the Original Issue Date at the option of the Holder thereof, into that number of shares of Common Stock (subject to certain limitations) determined by dividing the Stated Value of such share of Preferred Stock by Conversion Price. Holders shall effect conversions by providing the Corporation with the form of conversion notice. Each Notice of Conversion shall specify the number of shares of Preferred Stock to be converted, the number of shares of Preferred Stock owned prior to the conversion at issue, the number of shares of Preferred Stock owned subsequent to the conversion at issue and the date on which such conversion is to be effected, which date may not be prior to the date the applicable Holder delivers by facsimile or email such Notice of Conversion to the Corporation (such date, the “Conversion Date”). If no Conversion Date is specified in a Notice of Conversion, the Conversion Date shall be the date that such Notice of Conversion to the Corporation is deemed delivered hereunder. The calculations and entries set forth in the Notice of Conversion shall control in the absence of manifest or mathematical error. To effect conversions of shares of Preferred Stock, a Holder shall not be required to surrender the certificate(s) representing the shares of Preferred Stock to the Corporation unless all of the shares of Preferred Stock represented thereby are so converted, in which case such Holder shall deliver the certificate representing such shares of Preferred Stock promptly following the Conversion Date at issue. Shares of Preferred Stock converted into Common Stock or redeemed in accordance with the terms hereof shall be canceled and shall not be reissued.

Conversion price: The conversion price for the Preferred Stock shall be a fixed price equal to $0.0005. All such foregoing determinations will be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the Common Stock during such measuring period. Nothing herein shall limit a Holder’s right to pursue actual damages including, but not limited to, as a result of a Triggering Event pursuant to Section 10 hereof and the Holder shall have the right to pursue all remedies available to it hereunder, at law or in equity including, without limitation, a decree of specific performance and/or injunctive relief. The exercise of such rights shall not prohibit the Holder from seeking to enforce damages pursuant to any other Section hereof or under applicable law.

Corporation Redemption: The Corporation shall have the right to redeem, all (but not less than all), shares of the Preferred Stock issued and outstanding at any time after the Original Issue Date, upon three (3) business days’ notice, at a redemption price per Preferred Stock then issued and outstanding (the “Corporation Redemption Price”), equal to the product of (i) the Premium Rate (means 1.10) multiplied by (ii) the sum of (x) the Stated Value, (y) all accrued but unpaid dividends, and (z) all other amount due to the Holder pursuant to this Certificate of Designation and/or any Transaction Document including, but not limited to Late Fees, liquidated damages and the legal fees and expenses of the Holder’s counsel relating to this Certification of Designation, any other Transaction Document and/or the transactions contemplated thereunder and/or hereunder. Notwithstanding the delivery of a Corporation Redemption Notice, a Holder may convert some or all of its shares of Preferred Stock until the date it receives in full Corporation Redemption Price, provided, however, that notwithstanding anything to the contrary provided herein or elsewhere (i) in the event a Holder would be precluded from converting any shares of Preferred Stock, due to the limitation contained in Section 5, the Corporation Redemption Payment Date, for such Holder only, shall automatically be extended by one hundred twenty (120) days (or such shorter period as so provided to the Corporation by the Holder at any time and (ii) if a Mandatory Conversion has occurred prior to the Corporation Redemption Payment Date and for whatever reason including, but not limited to, the Beneficial Ownership Limitation, a Holder still owns Preferred Stock, any such Holder may elect to extend the Corporation Redemption Payment Date as to any or all of such Holder’s Preferred Stock for up to one hundred twenty (120) days following the Corporation Redemption Payment Date to allow such Holder to convert its remaining Preferred Stock into Conversion Shares.

On October 30, 2025, the Company entered into a Debt Exchange Agreement (the “Emmons DEA”) with Clifford L. Emmons, it’s Chief Executive Officer and Director. Pursuant to the Emmons DEA, Mr. Emmons exchanged $387,242 of accrued compensation and unpaid fees owed to him by the Company under various agreements, for 268.529 shares of the Company’s Series E Convertible Preferred Stock (the “Series E Preferred Stock”). In addition to the issuance of the Company’s Series E Preferred Stock, Mr. Emmons agreed to cancel 7,800 shares of Series A Preferred Stock owned by him. The closing of the Emmons DEA occurred on November 5, 2025. The Company recorded $5,599 as dividend payable to Mr. Emmons as of December 31, 2025.

On October 30, 2025, the Company entered into a Debt Exchange Agreement (the “Mitta DEA”) with Vidhyadhar Mitta, it’s former Director. Pursuant to the Mitta DEA, Mr. Mitta exchanged $216,156 of principal and accrued and unpaid interest owed to him by the Company under the 12% Secured Convertible Promissory Note issued to Mr. Mitta on August 2, 2019 for 180 shares of Series E Preferred Stock. In addition to the issuance of the Series E Preferred Stock, Mr. Mitta agreed to cancel 12,000 shares of Series A Preferred Stock owned by him. The closing of the Mitta DEA occurred on November 5, 2025. The Company recorded $3,720 as dividend payable to Mr. Mitta as of December 31, 2025.

On October 30, 2025, the Company entered into a Debt Exchange Agreement (the “McNemar DEA”) with Karen McNemar, it’s former Chief Financial Officer. Pursuant to the McNemar DEA, Ms. McNemar exchanged $323,269 of accrued and unpaid fees owed to her by the Company under various agreements for 269 shares of Series E Preferred Stock. In addition to the issuance of the Series E Preferred Stock, Ms. McNemar agreed to cancel 6,045 shares of Series A Preferred Stock owned by her. The closing of the McNemar DEA occurred on November 5, 2025. The Company recorded $5,559 as dividend payable to Ms. McNemar as of December 31, 2025.

On October 30, 2025, the Company entered into a Debt Exchange Agreement (the “Senior Secured DEA”) with Sergey Gogin and Yvsgramorah, LLC, an entity controlled by Mr. Gogin (the “Senior Secured Holders”). Pursuant to the Senior Secured DEA, the Senior Secured Holders exchanged an aggregate of $522,195 of principal and accrued and unpaid interest owed to the Senior Secured Holders by the Company under the Senior Secured Convertible Note issued to Mr. Gogin on January 22, 2018 (the “Gogin Note”) and the Senior Secured Convertible Note issued to Yvsgramorah, LLC on March 6, 2019 (the “YVS Note,” together, with the Gogin Note, the “Senior Secured Notes”) for an aggregate of 489 shares (the “Senior Secured Shares”) of Series E Preferred Stock. The closing of the Senior Secured DEA occurred on November 5, 2025. The Company recorded $10,106 as dividend payable to Mr. Gogin as of December 31, 2025.

The following table represents the change in the fair value of the derivative liabilities for the year ended December 31, 2025 and 2024, respectively.

	Level 1	Level 2	Level 3
Balance at December 31, 2023	$–	$–	$535,653
Additions to derivative liability	–	–	111,611
Change in the fair value of derivative liability	–	–	111,523
Balance at December 31, 2024	$–	$–	$758,787

Balance at December 31, 2024	$–	$–	$758,787
Additions to derivative liability	–	–	233,003
Change in the fair value of derivative liability	–	–	(40,258)
Balance at December 31, 2025	$–	$–	$951,532

As a result of issuance of derivative instruments, the Company recorded a derivative liability of $951,532 and $758,787 as of December 31, 2025 and 2024, Series B Convertible Preferred Stock liability of $699,600 and $694,800 as of December 31, 2025 and 2024, Series C Convertible Preferred Stock liability of $68,400 as of December 31, 2025 and 2024, and Series D Convertible Preferred Stock liability of $252,000 and $0 as of December 31, 2025 and 2024, respectively.

Warrants

A summary of the status of the Company’s warrants as of December 31, 2025 and 2024, and changes during the nine months then ended, is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2023	2,868,397	$0.00084	0.4 Years
Issued	–	–
Expired/Forfeited	(2,868,397)	–
Outstanding at December 31, 2024	–	$–	–

Outstanding at December 31, 2024	–	$–	–
Issued	–	–
Expired/Forfeited	–	–
Outstanding at December 31, 2025	–	$–	–

NOTE 9 – INCOME TAXES

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate reported in the financial statements for the years ended December 31, 2025 and 2024, respectively:

	2025			2024
US Federal statutory rate	$302,665	21.00%		$160,577	21.00%
Effects of:
State and local taxes, net of federal benefits	69,901	4.85%		33,722	4.85%
Other permanent items	(9,656)	(0.67%	)	3,364	0.44%
Change in valuation allowance	(362,910)	25.18%		(197,663)	26.29%
Tax expense at actual rate	$–	0.00%		$–	0.00%

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carry forward	$3,270,366	$2,897,800
Total gross deferred tax assets	3,270,366	2,897,800
Less: valuation allowance	(3,270,366)	(2,897,800)
Net deferred tax assets	$–	$–

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

At December 31, 2025 and 2024, the Company had accumulated net operating losses of approximately $12,450,000 and $11,208,000, respectively, for U.S. federal and Massachusetts income tax purposes available to offset future taxable incomes. The net operating losses generated in tax years prior to December 31, 2017, can carry forward for 20 years, whereas the net operating losses generated after December 31, 2017 can carry forward indefinitely. Management determined that it was unlikely that the Company’s deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

In the ordinary course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. The Company is delinquent in filing its Federal and State income tax returns for the years ended December 31, 2022, 2023, 2024, and 2025. As of December 31, 2025, tax years 2025, 2024, 2023, and 2022 remain open for examination by the Internal Revenue Service and the Massachusetts Division of Revenue. The Company has received no notice of audit from the Internal Revenue Service or the Massachusetts Division of Revenue for any of the open tax years.

NOTE 10 – SUBSEQUENT EVENTS

On March 6, 2026, the Company entered into a Securities Purchase Agreement ( “SPA”) with GHS Investments for the purchase and sale of up to 97 shares of the Company’s Series D Preferred Stock for an aggregate purchase price of up to $88,000. On March 12, 2026, pursuant to the SPA, the Company issued to GHS Investments 43 shares of Series D Preferred Stock, $0.001 par value, $1,200 stated value, for a cash consideration of $40,140. The Company paid sales commissions of $860 and $2,000 in legal fees to complete this sale transaction.

On March 23, 2026, the Company issued 100,000 shares of its common stock, fully vested, to a consultant pursuant to 2022 Plan (Note 8).

On April 10, 2026, the Board of Directors adopted a resolution to terminate the company’s three equity compensation plans: the 2017 Stock Incentive Plan (the "2017 Plan"), the 2019 Stock Incentive Plan (the "2019 Plan"), and the 2022 Stock Incentive Plan (the "2022 Plan"). Each of the Plans was terminated effective December 31, 2025.

On April 16, 2026, the Board of Directors adopted a resolution to approve and authorize an amendment to the Original Certificate of Designation for Series D to increase the total number of authorized shares of Series D Preferred Stock from 210 shares to 500 shares.

On April 21, 2026, GHS Investments entered into a financing arrangement and purchased 45 shares of Series D Convertible Preferred Stock, $0.001 par value, $1,200 stated value, for a cash consideration of $43,100, The Company paid sales commissions of $900 and $1,000 in legal fees to complete this sale transaction.

Management evaluated all subsequent events through the date of filing.

