Form 10-Q
period 2026-03-31
IIOT-OXYS, Inc.
filed 2026-07-09
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the registrant’s common stock on July 9, 2026 was 586,385,063.

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to IIOT-OXYS, Inc., a Nevada corporation, and as applicable to its wholly owned subsidiaries, OXYS Corporation, a Nevada corporation, and HereLab, Inc., a Delaware corporation.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,838	$26,342
Total Current Assets	6,838	26,342

Total Assets	$6,838	$26,342

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$187,552	$196,794
Accrued liabilities	1,322,046	1,141,681
Deferred revenue	31,425	31,425
Notes payable - current	13,942	13,942
Derivative liabilities	1,105,758	951,532
Total Current Liabilities	2,660,723	2,335,374

Due to stockholders	1,000	1,000
Total Liabilities	2,661,723	2,336,374

Commitments and Contingencies (Note 3)

Series B Convertible Preferred Stock, 600 shares designated, $0.001 Par Value, $1,200 stated value; 583 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively. Liquidation preference $699,600 at March 31, 2026 and December 31, 2025, respectively	699,600	699,600

Series C Convertible Preferred Stock, 5,000 shares designated, $0.001 Par Value, $1,200 stated value; 57 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively. Liquidation preference $68,400 at March 31, 2026 and December 31, 2025, respectively	68,400	68,400

Series D Convertible Preferred Stock, 500 shares designated, $0.001 Par Value, $1,200 stated value; 253 shares and 210 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively. Liquidation preference $303,600 and $252,000 at March 31, 2026 and December 31, 2025, respectively	303,600	252,000

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 Shares authorized
Series A Preferred Stock, 100 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	–	–
Series E Preferred Stock, 1,207 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1	1
Common Stock $0.001 Par Value, 10,000,000,000 shares authorized; 586,385,063 shares and 586,285,063 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	586,386	586,286
Additional paid in capital	8,730,313	8,733,193
Accumulated deficit	(13,043,185)	(12,649,512)
Total Stockholders' Equity (Deficit)	(3,726,485)	(3,330,032)

Total Liabilities and Stockholders' Equity (Deficit)	$6,838	$26,342

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended March 31,
	2026	2025
Revenues	$–	$–

Cost of Sales	–	–

Gross Profit	–	–

Operating Expenses
Amortization of intangible assets	–	12,205
Payroll expense	–	50,000
Professional fees	56,224	14,585
Other general and administrative	7,365	15,468
Total Operating Expenses	63,589	92,258

Other Income (Expense)
Gain (loss) on change in FMV of derivative liability	(97,220)	15,764
Loss on derivatives	(16,866)	(14,224)
Interest expense	(49,084)	(75,375)
Other income	597	8,882
Total Other Income (Expense)	(162,573)	(64,953)

Net Loss Before Income Taxes	(226,162)	(157,211)

Provision for Income Tax	–	–

Net Loss	(226,162)	(157,211)

Convertible Preferred Stock Dividend	(167,511)	(23,102)

Net Loss Attributable to Common Stockholders	$(393,673)	$(180,313)

Net Profit (Loss) Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding Attributable to Common Stockholders - Basic and Diluted	586,292,841	556,489,737

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

For the Three Months Ended March 31, 2026

	Preferred Stock				Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Series A	Amount	Series E	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2025	100	$–	1,207	$1	586,285,063	$586,286	$8,733,193	$(12,649,512)	$(3,330,032)
Common stock issued for services	–	–	–	–	100,000	100	(20)	–	80
Sales commission paid on capital raise	–	–	–	–	–	–	(2,860)	–	(2,860)
Convertible preferred stock dividend	–	–	–	–	–	–	–	(167,511)	(167,511)
Net loss	–	–	–	–	–	–	–	(226,162)	(226,162)
Balance - March 31, 2026	100	$–	1,207	$1	586,385,063	$586,386	$8,730,313	$(13,043,185)	$(3,726,485)

For the Three Months Ended March 31, 2025

	Preferred Stock				Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Series A	Amount	Series E	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2024	25,845	$26	–	$–	555,015,293	$555,016	$7,306,031	$(11,208,252)	$(3,347,179)
Sales commission paid on capital raise	–	–	–	–	–	–	(9,200)	–	(9,200)
Common stock issued for services	–	–	–	–	300,000	300	60	–	360
Common stock issued to related parties for services	–	–	–	–	5,000,000	5,000	1,000	–	6,000
Convertible preferred stock dividend	–	–	–	–	–	–	–	(23,102)	(23,102)
Net loss	–	–	–	–	–	–	–	(157,211)	(157,211)
Balance - March 31, 2025	25,845	$26	–	$–	560,315,293	$560,316	$7,297,891	$(11,388,565)	$(3,530,332)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(226,162)	$(157,211)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock compensation expense for services	–	1,295
Amortization of intangible assets	–	12,205
Common stock issued for services	100	–
Amortization of debt discount on Series B and D Preferred Stock	8,600	12,000
Loss (Gain) on change in fair value of derivative liability	97,220	(15,764)
Changes in Operating Assets and Liabilities
Decrease in prepaid expenses and other current assets	–	(15,000)
(Decrease) Increase in accounts payable	(9,242)	(34,827)
Increase in accrued liabilities	12,854	38,986
Increase in derivative liability	57,006	69,825
Increase in shares payable to related parties	–	360
Increase in salaries payable to related parties	–	31,599
Net Cash Used in Operating Activities	(59,624)	(56,532)

Cash Flows from Financing Activities
Cash received from sale of Series D Preferred Stock	43,000	60,000
Cash paid for offering costs	(2,880)	(9,200)
Net Cash Provided By Financing Activities	40,120	50,800

Net Increase in Cash and Cash Equivalents	(19,504)	(5,732)

Cash and Cash Equivalents - Beginning of Period	26,342	23,593

Cash and Cash Equivalents - End of Period	$6,838	$17,861

Supplement Disclosures of Cash Flow Information
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Preferred stock dividend declared but unpaid	$167,511	$23,102
Issuance of common stock for services	$80	$6,360

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2026 and 2025

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

On October 30, 2025, the Company had a change of control in management, and the Company and its debtholders mutually agreed to convert their convertible promissory notes due, and compensation due to officers in exchange for issuance of Series E Preferred Stock in full settlement of all balances due (Note 3, Note 6 and Note 7).

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements as of March 31, 2026, the Company has suffered continuing operating losses, has a (a) working capital deficit of $2,653,885, (b) net loss from operations for the three months ended March 31, 2026 of $393,673, (c) cash used in operating activities of $59,624, and (d) accumulated deficit of $13,043,185. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2025, filed with the SEC on May 11, 2026.

Principles of Consolidation

The consolidated condensed financial statements for March 31, 2026 and 2025, respectively, include the accounts of the Company, and its wholly owned subsidiaries OXYS Corporation and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

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

Revenue Recognition

The Company recognizes revenue when the products are delivered to the customer or services are performed in accordance with the contractual terms of the contract with its customer. The Company recognizes revenue in accordance with ASC Topic No. 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

2017 Stock Incentive Plan & 2019 Stock Incentive Plan

In prior years, the Company entered into consulting agreements with one director, three executive officers, and one engineer of the Company, which included commitments to issue shares of the Company’s common stock from the Company’s 2017 Stock Incentive Plan (“2017 Plan”) and 2019 Stock Incentive Plan (“2019 Plan”). The authorized shares pursuant to the 2017 Plan were 4,500,000 shares, and per 2019 Plan were 5,000,000 shares. In the event that a consulting agreement is terminated by either party pursuant to the terms of the agreement, all unvested shares which have been earned shall vest on a pro-rata basis as of the effective date of the termination of the agreement and all unearned, unvested shares shall be terminated. The value of the shares was assigned to a fair market value on the effective date of the agreement and the pro-rata number of shares earned was calculated and amortized at the end of each reporting period. The consulting agreements with two consultants have been terminated and shares have been issued in conjunction with the related separation agreements. According to the terms of the agreements, 3,547,788 shares were vested and issued per the Company’s 2017 Plan as of December 31, 2025 and 2024, and 3,530,000 shares were vested and issued per the Company’s 2019 Plan as of December 31, 2025 and 2024, respectively.

2022 Stock Incentive Plan

On March 18, 2022, the Company adopted 2022 Stock Incentive Plan (“2022 Plan”) and reserved 20,000,000 shares of common stock for issuance to incentivize its management team. Pursuant to the terms of the 2022 Plan, 14,300,000 shares of common stock were vested and 14,200,000 shares and 3,100,000 were issued as of December 31, 2025 and 2024, respectively. 100,000 shares vested remained to be issued to an advisor pursuant to 2022 Plan as of December 31, 2025, and were issued to the advisor on March 24, 2026.

On October 30, 2025, the Company had a change in control of management and all unvested shares pursuant to the 2017 Plan, 2019 Plan, and 2022 Plan were forfeited and cancelled. The Board of Directors subsequently terminated each of the 2017 Plan, the 2019 Plan, and the 2022 Plan effective December 31, 2025. As of December 31, 2025, there were no unvested shares remaining under any of the Plans.

Employment Agreement – CEO

On October 30, 2025, the Company had a change in control of the management, and the Employment Agreement of Mr. Cliff Emmons, CEO of the Company, was terminated. The Company entered into a Consulting Agreement with Mr. Emmons pursuant to which Mr. Emmons will receive a monthly fee of $4,167 payable in Series E Preferred Stock issuable no later than 15 days following the end of the month. The term of the Consulting Agreement was for three months which is automatically renewable upon the consent of the parties for additional one-month terms. The Company recorded $12,500 in Consulting fees expense for the three months ended March 31, 2026. Consulting fees and reimbursable expenses payable to Mr. Emmons totaled $25,068 and $8,402 at March 31, 2026 and December 31, 2025, respectively.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the outstanding balance of convertible note payable, interest and conversion rates as of March 31, 2026 and December 31, 2025, respectively.

	March 31, 2026 (Unaudited)	December 31, 2025

Convertible note payable (Note “G”) to an investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.0006 per share. Note was issued as payment for future fees to be incurred under the related Equity Financing Agreement. Principal and interest due on maturity on October 31, 2026. The note is secured by substantially all the assets of the Company.	$13,942	$13,942
	13,942	13,942
Less current portion	(13,942)	(13,942)
Long term portion	$–	$–

July 2020 Equity Financing Arrangement (“Note G”)

On October 29, 2025, the noteholder of Note G agreed to extend the maturity date of the Secured Convertible Promissory Note from October 29, 2025 to April 29, 2026, and then further extended to October 31, 2026. All other terms and conditions of the Note G remained the same.

The Company recorded interest expense on Note G of $344 and $344 for the three months ended March 31, 2026 and 2025, respectively. Accrued interest payable on Note G was $2,861 and $2,517 as of March 31, 2026 and December 31, 2025, respectively. The principal balance payable of Note G totaled $13,942 as of March 31, 2026 and December 31, 2025, respectively.

NOTE 5 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025
Net loss attributable to common stockholders (basic)	$(393,673)	$(180,313)
Shares used to compute net loss per common share, basic and diluted	586,292,841	556,489,737
Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.00)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the three months ended March 31, 2026 and 2025, respectively, because their inclusion would be anti-dilutive:

	As of March 31,
	2026	2025
Potentially issuable shares related to convertible notes payable	18,670,141	777,016,043
Potentially issuable vested shares to directors and officers	–	8,200,000
Potentially issuable unvested shares to directors and officers	–	6,100,000
Total anti-dilutive common stock equivalents	18,670,141	791,316,043

NOTE 6 – RELATED PARTIES

The Company executed a Convertible Promissory Note (“Note”) payable to its CEO and director (“Officer”) and indebted in the principal amount of $55,000 as of December 31, 2023. On February 5, 2024, the Company and the Officer entered into a Debt Exchange Agreement to convert $55,000 principal balance of Note and $13,825 of accrued and unpaid interest as of the maturity date of Note on March 1, 2024. In exchange for the cancellation of all indebtedness of the Company owed the Officer as evidenced by the Note, and for no additional consideration, the Company agreed to issue to Officer 57 shares of the Company’s Series C Convertible Preferred Stock, at the stated value of $1,200 per share (See Note 7). Accrued dividend payable on this Convertible Preferred Stock (including default for non-payment of dividend) totaled $30,547 and $26,330 as of March 31, 2026 and December 31, 2025, respectively.

On October 30, 2025, the Company had a change in control and GHS Investments, LLP became the majority owner of the issued and outstanding shares of common and preferred stock (See Note 5 and Note 8).

On October 30, 2025, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with its Officer, pursuant to which the Officer agreed to receive a monthly fee of $4,167 payable in Series E Preferred Stock issuable no later than 15 days following the end of the month. The term of the Consulting Agreement is for three months, which is automatically renewable upon the consent of the parties for additional one-month terms. The Company has not issued Series E Preferred Stock for the Officer’s unpaid compensation as of March 31, 2026. The Company has recorded consulting fees expense of $12,500 for the three months ended March 31, 2026. Consulting fees and reimbursable expenses payable to the Officer totaled $25,068 and $8,402 as of March 31, 2026 and December 31, 2025, respectively. The expected number of Series E Preferred Stock to be issued totaled 21 shares and 7 shares as of March 31, 2026 and December 31, 2025, respectively.

On October 30, 2025, the Company entered into a Debt Exchange Agreement (the “Emmons DEA”) with Clifford L. Emmons, it’s Chief Executive Officer and Director. Pursuant to the Emmons DEA, Mr. Emmons exchanged $387,242 of accrued compensation and unpaid fees owed to him by the Company under various agreements, for 269 shares of the Company’s Series E Convertible Preferred Stock (the “Series E Preferred Stock”). In addition to the issuance of the Company’s Series E Preferred Stock, Mr. Emmons agreed to cancel 7,800 shares of Series A Preferred Stock owned by him. The closing of the Emmons DEA occurred on November 5, 2025. The Company recorded dividend expense of $4,217 for the three months ended March 31, 2026, The Company recorded $30,547 and $26,330 as dividend payable to Mr. Emmons as of March 31, 2026 and December 31, 2025, respectively (Note 7).

NOTE 7 – STOCKHOLDERS' EQUITY

The Company has an authorized capital of 10,000,000,000 shares, $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock at March 31, 2026. The Company has 586,385,063 shares of common stock, 100 shares of Series A Preferred Stock, 583 shares of Series B Preferred Stock, 57 shares of Series C Preferred Stock, 253 shares of Series D Preferred Stock, and 1,207 shares of Series E Preferred Stock issued and outstanding as of March 31, 2026.

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

Stock Incentive Plans

On December 14, 2017, the Board of Directors of the Company approved the 2017 Stock Incentive Plan (the “2017 Plan”). Awards may be made under the 2017 Plan for up to 4,500,000 shares of common stock of the Company. All the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the 2017 Plan. No awards can be granted under the 2017 Plan after the expiration of 10 years from the plan approval, but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards. On October 30, 2025, the Company cancelled 952,212 unissued shares pursuant to the 2017 Plan. As of March 31, 2026 and December 31, 2025, 0 shares remain unissued or unvested pursuant to the 2017 Plan.

On March 11, 2019, the Board of Directors of the Company approved the 2019 Stock Incentive Plan (the “2019 Plan”). Awards may be made under the 2019 Plan for up to 5,000,000 shares of common stock of the Company. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the 2019 Plan. No awards can be granted under the 2019 Plan after the expiration of 10 years from the plan approval but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards. On October 30, 2025, the Company cancelled 1,270,000 unissued shares pursuant to the 2019 Plan. As of March 31, 2026 and December 31, 2025, 0 shares remain unissued or unvested pursuant to the 2019 Plan.

On March 18, 2022, the Board of Directors adopted the 2022 Stock Incentive Plan (the “2022 Plan”), under which 20,000,000 shares of common stock were authorized for issuance. The Company has awarded 14,300,000 shares under the 2022 Plan, of which 14,200,000 were issued as of December 31, 2025 and 100,000 shares were issued on March 24, 2026. In connection with the change of control on October 30, 2025, 6,000,000 unvested shares were cancelled. The 2022 Plan was terminated effective December 31, 2025 pursuant to a resolution of the Board of Directors.

Shares earned and issued related to the consulting agreements are issued under the 2017 Stock Incentive Plan and the 2019 Stock Incentive Plan (see Note 3).

A summary of the status of the Company’s non-vested shares at March 31, 2026 and 2025 and changes during the three months ended, is presented below:

2022 Stock Incentive Plan	Shares of Common Stock	Weighted Average Exercise Price
Authorized shares per the 2022 Plan – 20,000,000 shares
Balance - December 31, 2024	11,200,000	$–
Awarded	–	0.006146
Issued	(5,100,000)	–
Forfeited	–	–
Balance – March 31, 2025 – (Unvested)	6,100,000	$0.006146

Balance - December 31, 2025	6,100,000	$0.006146
Awarded	–	–
Issued	(100,000)	0.006146
Forfeited	(6,000,000)	–
Balance – March 31, 2026 – (Unvested)	–	$–

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

The Company had 100 shares of Series A Preferred Stock issued and outstanding at March 31, 2026 and December 31, 2025, respectively.

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

On November 19, 2020 (the date of receipt of cash proceeds of $45,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $103,267, $58,267 as day one loss on the derivative, $39,000 as interest expense, and $39,000 as Series B Convertible Preferred Stock mezzanine liability, and $45,000 as a loss recorded on issuance to interest expense. The expected term of the derivative in calculating the fair value of derivative liability is eighteen months.

The Company recalculated the value of the derivative liability associated with this convertible preferred stock and recorded a loss in connection with the change in fair market value of the derivative liability of $6,630 for the three months ended March 31, 2026, and a gain of $2,751 for the three months ended March 31, 2025, respectively. The Company recorded preferred dividend expense of $18,334 and $2,485 for the three months ended March 31, 2026 and 2025, respectively. The Company recorded $197,874 and $179,540 as preferred stock dividend payable as of March 31, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at March 31, 2026 included $139,406 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $139,406 for non-payment of dividend as of March 31, 2026. Derivative liability payable for this transaction totaled $84,947 and $78,317 at March 31, 2026 and December 31, 2025, respectively. Series B Convertible Preferred Stock mezzanine liability was $84,000 at March 31, 2026 and December 31, 2025, respectively.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock and recorded a loss of $8,050 in connection with the change in fair market value of the derivative liability for the three months ended March 31, 2026, and recorded a gain of $3,341 for the three months ended March 31, 2025, respectively. The Company recorded preferred dividend expense of $21,814 and $3,018 for the three months ended March 31, 2026 and 2025, respectively. The Company recorded $237,789 and $215,975 as preferred stock dividend payable as of March 31, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at March 31, 2026 included $170,942 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $170,902 for non-payment of dividend as of March 31, 2026. Derivative liability payable for this transaction totaled $103,150 and $95,099 at March 31, 2026 and December 31, 2025, respectively. Series B Convertible Preferred Stock mezzanine liability was $102,000 at March 31, 2026 and December 31, 2025, respectively.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock and recorded a loss of $4,830 in connection with the change in fair market value of the derivative liability for the three months ended March 31, 2026, and recorded a gain of $2,005 for the three months ended March 31, 2025, respectively. The Company recorded preferred dividend expense of $25,684 and $1,811 for the three months ended March 31, 2026 and 2025, respectively. The Company recorded $114,954 and $89,270 as preferred stock dividend payable as of March 31, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at March 31, 2026 included $85,337 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $85,604 for non-payment of dividend as of March 31, 2026. Derivative liability payable for this transaction totaled $61,890 and $57,060 at March 31, 2026 and December 31, 2025, respectively. Series B Convertible Preferred Stock mezzanine liability was $61,200 at March 31, 2026 and December 31, 2025, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0004 to $0.0050 the closing stock price of the Company's common stock on the date of valuation ranging from $0.0006 to $0.0070, an expected dividend yield of 0%, expected volatility ranging from 173.26% to 221.64%, risk-free interest rates ranging from 0.91% to 5.46%, and an expected term of 1.50 years.

February 7, 2022

On February 7, 2022, pursuant to the terms of the SPA, GHS purchased an additional 51 shares of Series B Convertible Preferred Stock for gross proceeds of $51,000. The Company paid $1,000 in selling commissions to complete this financing.

On February 7, 2022 (the date of receipt of cash proceeds of $51,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $65,025, $14,025 as day one loss on the derivative, $10,200 as interest expense, and $10,200 as Series B Convertible Preferred Stock mezzanine liability, and $51,000 as a loss recorded on issuance to interest expense. The expected term of the derivative in calculating the fair value of derivative liability is eighteen months. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss of $4,830 in connection with the change in fair market value of the derivative liability for the three months ended March 31, 2026, and recorded a gain of $2,005 for the three months ended March 31, 2025, respectively. In addition, the Company recorded $10,560 and $1,811 as preferred stock dividend expense for the three months ended March 31, 2026 and 2025, respectively. Preferred stock dividend payable to GHS on this derivative totaled $93,607 and $83,047 as of March 31, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at March 31, 2026 included $64,975 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $82,787 for non-payment of dividend as of March 31, 2026. The Company did not record the waived penalty in its financial statements as of March 31, 2026 and 2025, respectively. Derivative liability payable for this transaction totaled $61,890 and $57,060 as of March 31, 2026 and December 31, 2025, and Series B Convertible Preferred Stock mezzanine liability was $61,200 as of March 31, 2026 and December 31, 2025, respectively.

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

On March 24, 2022 (the date of receipt of cash proceeds of $136,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $328,422, $192,422 as day one loss on the derivative, $27,200 as interest expense, and $27,200 as Series B Convertible Preferred Stock mezzanine liability, and $136,000 as a loss recorded on issuance to interest expense. The expected term of the derivative in calculating the fair value of derivative liability is eighteen months. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss of $12,880 in connection with the change in fair market value of the derivative liability for the three months ended March 31, 2026, and recorded a gain of $5,345 for the three months ended March 31, 2025, respectively. In addition, the Company recorded $10,158 and $4,829 as preferred stock dividend expense for the three months ended March 31, 2026 and 2025, respectively. Preferred stock dividend payable to GHS on this derivative totaled $215,658 and $205,500 as of March 31, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at March 31, 2026 included $141,721 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $213,765 for non-payment of dividend as of March 31, 2026. Derivative liability payable for this transaction totaled $165,040 and $152,159 as of March 31, 2026 and December 31, 2025, and Series B Convertible Preferred Stock mezzanine liability was $163,200 as of March 31, 2026 and December 31, 2025, respectively.

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

On November 17, 2022 (the date of receipt of cash proceeds of $61,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $54,072, $6,928 as day one gain on the derivative, $12,200 as interest expense, $12,200 as Series B Convertible Preferred Stock mezzanine liability, and $61,000 as a loss recorded on issuance to interest expense. The expected term of the derivative in calculating the fair value of derivative liability is eighteen months. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss of $5,777 in connection with the change in fair market value of the derivative liability for the three months ended March 31, 2026, and recorded a gain of $2,398 for the three months ended March 31, 2025, respectively. In addition, the Company recorded $10,267 and $2,166 as preferred stock dividend expense for the three months ended March 31, 2026 and 2025, respectively. Preferred stock dividend payable to GHS on this derivative totaled $85,266 and $74,999 as of March 31, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at March 31, 2026 included $57,831 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $85,326 for non-payment of dividend as of March 31, 2026. Derivative liability payable for this transaction totaled $74,025 and $68,248 as of March 31, 2026 and December 31, 2025, and Series B Convertible Preferred Stock mezzanine liability was $73,200 as of March 31, 2026 and December 31, 2025, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0004 to $0.0020, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0006 to $0.0022, an expected dividend yield of 0%, expected volatility ranging from 173.26% to 201.59%, risk-free interest rates ranging from 3.68% to 5.46%, and an expected term of 1.5 years.

August 24, 2023

On August 24, 2023, pursuant to the terms of the SPA, GHS purchased 62 shares of Series B Convertible Preferred Stock for gross proceeds of $62,000. The Company paid $1,240 in selling commissions to complete this financing.

On August 24, 2023 (the date of receipt of cash proceeds of $62,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $61,679, $321 as day one gain on the derivative, $12,400 as interest expense, and $12,400 as Series B Convertible Preferred Stock mezzanine liability, and $62,000 as a loss recorded on issuance to interest expense. The expected term of the derivative in calculating the fair value of derivative liability is eighteen months.

The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss of $5,872 in connection with the change in fair market value of the derivative liability for the three months ended March 31, 2026, and recorded a gain of $2,440 for the three months ended March 31, 2025, respectively. In addition, the Company recorded $9,535 and $2,201 as preferred stock dividend expense for the three months ended March 31, 2026 and 2025, respectively. Preferred stock dividend payable to GHS on this derivative totaled $72,016 and $62,481 as of March 31, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at March 31, 2026 included $50,980 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $75,541 for non-payment of dividend as of March 31, 2026. Derivative liability payable for this transaction totaled $75,239 and $69,367 as of March 31, 2026 and December 31, 2025, and Series B Convertible Preferred Stock mezzanine liability was $74,400 as of March 31, 2026 and December 31, 2025, respectively.

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

On April 16, 2024 (the date of receipt of cash proceeds of $17,600 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $20,324, $321 as day one loss on the derivative, $4,000 as interest expense, and $24,000 as Series B Convertible Preferred Stock mezzanine liability, and $20,000 as a loss recorded on issuance to interest expense. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss of $1,706 in connection with the change in fair market value of the derivative liability for the three months ended March 31, 2026, and recorded a gain of $678 for the three months ended March 31, 2025, respectively. In addition, the Company recorded $1,957 and $710 as preferred stock dividend expense for the three months ended March 31, 2026 and 2025, respectively. Preferred stock dividend payable to GHS on this derivative totaled $11,767 and $9,810 as of March 31, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at March 31, 2026 included $6,843 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $9,915 for non-payment of dividend as of March 31, 2026. Derivative liability payable for this transaction totaled $21,575 and $19,870 as of March 31, 2026 and December 31, 2025, and Series B Convertible Preferred Stock mezzanine liability was $24,000 as of March 31, 2026 and December 31, 2025, respectively.

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

October 3, 2024

On October 3, 2024, pursuant to the terms of the SPA, GHS purchased 43 shares of Series B Convertible Preferred Stock and committed an additional 4 shares for services/fees for gross consideration of $43,000. The Company paid $7,860 in selling commissions and legal fees to complete this financing.

On October 3, 2024 (the date of receipt of cash proceeds of $39,140), the Company valued the fair value of the derivative and recorded an initial derivative liability of $47,000, $16,189 as day one loss on the derivative, $9,400 as interest expense, and $56,400 as Series B Convertible Preferred Stock mezzanine liability, and $39,140 as a loss recorded on issuance to interest expense. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss of $4,008 and $2,865 in connection with the change in fair market value of the derivative liability for the three months ended March 31, 2026 and 2025, respectively. In addition, the Company recorded $4,252 and $1,809 as preferred stock dividend expense for the three months ended March 31, 2026 and 2025, respectively. Preferred stock dividend payable to GHS on this derivative totaled $21,301 and $17,049 as of March 31, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at March 31, 2026 included $12,743 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $21,531 for non-payment of dividend as of March 31, 2026. Derivative liability payable for this transaction totaled $50,701 and $46,694 as of March 31, 2026 and December 31, 2025, and Series B Convertible Preferred Stock mezzanine liability was $56,400 as of March 31, 2026 and December 31, 2025, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0004 to $0.0009, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0006 to $0.0012, an expected dividend yield of 0%, expected volatility ranging from 173.26% to 201.59%, risk-free interest rates ranging from 3.68% to 4.16%, and an expected term of 1 year.

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

March 1, 2024

On March 1, 2024, a convertible promissory noteholder and the Company mutually agreed to convert the principal balance of $55,000 and accrued interest of $13,825 into a total of 57 shares of Series C Convertible Preferred Stock. The Company valued the fair value of the derivative and recorded an initial derivative liability of $40,668, $425 as contra interest expense, $28,157 as day one gain on the derivative, $68,825 as a loss recorded on issuance to interest expense, and $68,825 as Series C Convertible Preferred Stock mezzanine liability. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss of $11,718 and $2,565 in connection with the change in fair market value of the derivative liability for the three months ended March 31, 2026 and 2025, respectively. In addition, the Company recorded $4,217 and $2,024 as preferred stock dividend expense for the three months ended March 31, 2026 and 2025, respectively. Preferred stock dividend payable to GHS on this derivative totaled $30,547 and $26,330 as of March 31, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at March 31, 2026 included $15,480 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $21,531 for non-payment of dividend as of March 31, 2026. Derivative liability payable for this transaction totaled $50,941 and $39,223 as of March 31, 2026 and December 31, 2025, and Series C Convertible Preferred Stock mezzanine liability was $68,400 as of March 31, 2026 and December 31, 2025, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0004 to $0.0014, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0006 to $0.0014, an expected dividend yield of 0%, expected volatility ranging from 173.26% to 202.70%, risk-free interest rates ranging from 3.68% to 5.09%, and an expected term of 1 year.

Series D Convertible Preferred Stock

On March 17, 2025, the Board of Directors of the Company had authorized issuance of up to 210 shares of preferred stock, $0.001 par value per share, designated as Series D Convertible Preferred Stock (Note 8). Each share of Preferred Stock shall have a par value of $0.001 per share and a stated value of $1,200, subject to the increase set forth in the Certificate of Designation.

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

On March 21, 2025 (the date of receipt of cash proceeds of $50,800), the Company valued the fair value of the derivative and recorded an initial derivative liability of $65,024, $14,224 as day one loss on the derivative, $12,000 as interest expense, and $72,000 as Series D Convertible Preferred Stock mezzanine liability, and $50,800 as a loss recorded on issuance to interest expense. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss of $7,600 and a gain of $191 in connection with the change in fair market value of the derivative liability for the three months ended March 31, 2026 and 2025, respectively. In addition, the Company recorded $4,916 and $237 as preferred stock dividend expense for the three months ended March 31, 2026 and 2025, respectively. Preferred stock dividend payable to GHS on this derivative totaled $19,290 and $14,374 as of March 31, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at March 31, 2026 included $12,544 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $25,326 for non-payment of dividend as of March 31, 2026. Derivative liability payable for this transaction totaled $85,570 and $77,970 as of March 31, 2026 and December 31, 2025, and Series D Convertible Preferred Stock mezzanine liability was $72,000 as of March 31, 2026 and December 31, 2025, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price ranging from $0.0004 to $0.0008, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0006 to $0.001, an expected dividend yield of 0%, expected volatility ranging from 173.26% to 199.73%, risk-free interest rates ranging from 3.68% to 4.04%, and an expected term of 1 year.

April 10, 2025

On April 10, 2025, pursuant to the terms of the SPA, GHS purchased 45 shares of Series D Convertible Preferred Stock for gross consideration of $45,000. The Company paid $900 in selling commissions and legal fees to complete this financing.

On April 10, 2025 (the date of receipt of cash proceeds of $44,100), the Company valued the fair value of the derivative and recorded an initial derivative liability of $57,220, $12,220 as day one loss on the derivative, $9,000 as interest expense, and $54,000 as Series D Convertible Preferred Stock mezzanine liability, and $45,000 as a loss recorded on issuance to interest expense. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $5,700 for the three months ended March 31, 2026. In addition, the Company recorded preferred stock dividend expense of $2,632 for the three months ended March 31, 2026. Preferred stock dividend payable to GHS on this derivative totaled $7,825 and $5,193 as of March 31, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at March 31, 2026 included $3,120 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. Derivative liability payable for this transaction totaled $64,177 and $58,477 as of March 31, 2026 and December 31, 2025, and Series D Convertible Preferred Stock mezzanine liability was $54,000 as of March 31, 2026 and December 31, 2025, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price ranging from $0.0004 to $0.0007, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0006 to $0.0010, an expected dividend yield of 0%, expected volatility ranging from 173.26% to 199.89%, risk-free interest rates ranging from 3.68% to 3.97%, and an expected term of 1 year.

May 14, 2025 - 1

On May 14, 2025, pursuant to the terms of the SPA, GHS purchased 11 shares of Series D Convertible Preferred Stock for gross consideration of $11,000. The Company paid $220 in selling commissions and legal fees to complete this financing.

On May 10, 2025 (the date of receipt of cash proceeds of $10,780), the Company valued the fair value of the derivative and recorded an initial derivative liability of $13,815, $2,815 as day one loss on the derivative, $2,200 as interest expense, $13,815 as Series D Convertible Preferred Stock mezzanine liability, and $11,000 as a loss recorded on issuance to interest expense. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $1,393 for the three months ended March 31, 2026. In addition, the Company recorded preferred stock dividend expense of $644 for the three months ended March 31, 2026. Preferred stock dividend payable to GHS on this derivative totaled $1,755 and $1,111 as of March 31, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at March 31, 2026 included $753 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. Derivative liability payable for this transaction totaled $15,688 and $14,294 as of March 31, 2026 and December 31, 2025, and Series D Convertible Preferred Stock mezzanine liability was $13,200 as of March 31, 2026 and December 31, 2025, respectively.

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

On May 10, 2025 (the date of receipt of cash proceeds of $24,500), the Company valued the fair value of the derivative and recorded an initial derivative liability of $31,399, $6,399 as day one loss on the derivative, $5,000 as interest expense, $13,815 as Series D Convertible Preferred Stock mezzanine liability, and $11,000 as a loss recorded on issuance to interest expense. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $3,167 for the three months ended March 31, 2026. In addition, the Company recorded preferred stock dividend expense of $1,463 for the three months ended March 31, 2026. Preferred stock dividend payable to GHS on this derivative totaled $3,989 and $2,526 as of March 31, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at March 31, 2026 included $1,711 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. Derivative liability payable for this transaction totaled $35,654 and $32,487 as of March 31, 2026 and December 31, 2025, and Series D Convertible Preferred Stock mezzanine liability was $30,000 as of March 31, 2026 and December 31, 2025, respectively.

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

The Company recalculated the value of derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $4,433 for the three months ended March 31, 2026. In addition, the Company recorded preferred stock dividend expense of $1,927 for the three months ended March 31, 2026. Preferred stock dividend payable to GHS on this derivative totaled $3,026 and $1,099 as of March 31, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at March 31, 2026 included $2,170 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. Derivative liability payable for this transaction totaled $49,916 and $45,482 as of March 31, 2026 and December 31, 2025, and Series D Convertible Preferred Stock mezzanine liability was $42,000 as of March 31, 2026 and December 31, 2025, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price ranging from $0.00048 to $0.0005, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0005 to $0.0008, an expected dividend yield of 0%, expected volatility ranging from 173.26% to 198.95%, risk-free interest rates ranging from 3.48% to 3.70%, and an expected term of 1 year.

December 2, 2025

On December 2, 2025, pursuant to the terms of the SPA, GHS purchased 34 shares of Series D Convertible Preferred Stock for gross consideration of $34,000. The Company paid $680 in sales commissions and legal fees to complete this financing.

On December 2, 2025 (the date of receipt of cash proceeds of $33,320), the Company valued the fair value of the derivative and recorded an initial derivative liability of $36,821, $2,821 as day one loss on the derivative, $6,800 as interest expense, $6,800 as Series D Convertible Preferred Stock mezzanine liability, and $34,000 as a loss recorded on issuance as interest expense. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $4,307 for the three months ended March 31, 2026. In addition, the Company recorded preferred stock dividend expense of $1,836 for the three months ended March 31, 2026. Preferred stock dividend payable to GHS on this derivative totaled $2,230 and $394 as of March 31, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at March 31, 2026 included $1,841 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. Derivative liability payable for this transaction totaled $48,490 and $44,183 as of March 31, 2026 and December 31, 2025, and Series D Convertible Preferred Stock mezzanine liability was $40,800 as of March 31, 2026 and December 31, 2025, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price ranging from $0.00048 to $0.0006, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0007 to $0.0008, an expected dividend yield of 0%, expected volatility ranging from 173.26% to 198.95%, risk-free interest rates ranging from 3.48% to 3.68%, and an expected term of 1 year.

March 12, 2026

On March 12, 2026, pursuant to the terms of the SPA, GHS purchased 43 shares of Series D Convertible Preferred Stock for gross consideration of $43,000. The Company paid $2,860 in sales commissions and legal fees to complete this financing.

On March 12, 2026 (the date of receipt of cash proceeds of $40,140), the Company valued the fair value of the derivative and recorded an initial derivative liability of $57,006, $16,866 as day one loss on the derivative, $8,600 as interest expense, $8,600 as Series D Convertible Preferred Stock mezzanine liability, and $40,140 as a loss recorded on issuance as interest expense. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $4,319 for the three months ended March 31, 2026. In addition, the Company recorded preferred stock dividend expense of $357 for the three months ended March 31, 2026. Preferred stock dividend payable to GHS on this derivative totaled $357 as of March 31, 2026. Derivative liability payable for this transaction totaled $61,325 as of March 31, 2026, and Series D Convertible Preferred Stock mezzanine liability was $51,600 as of March 31, 2026.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price ranging from $0.00048 to $0.0006, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0008 to $0.0010, an expected dividend yield of 0%, expected volatility ranging from 173.26% to 175.68%, risk-free interest rates ranging from 3.66% to 3.68%, and an expected term of 1 year.

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

On October 30, 2025, the Company entered into a Debt Exchange Agreement (the “Emmons DEA”) with Clifford L. Emmons, it’s Chief Executive Officer and Director. Pursuant to the Emmons DEA, Mr. Emmons exchanged $387,242 of accrued compensation and unpaid fees owed to him by the Company under various agreements, for 269 shares of the Company’s Series E Convertible Preferred Stock (the “Series E Preferred Stock”). In addition to the issuance of the Company’s Series E Preferred Stock, Mr. Emmons agreed to cancel 7,800 shares of Series A Preferred Stock owned by him. The closing of the Emmons DEA occurred on November 5, 2025. The Company recorded dividend expense of $8,237 for the three months ended March 31, 2026, The Company recorded $13,796 and $5,599 as dividend payable to Mr. Emmons as of March 31, 2026 and December 31, 2025, respectively.

On October 30, 2025, the Company entered into a Debt Exchange Agreement (the “Mitta DEA”) with Vidhyadhar Mitta, it’s former Director. Pursuant to the Mitta DEA, Mr. Mitta exchanged $216,156 of principal and accrued and unpaid interest owed to him by the Company under the 12% Secured Convertible Promissory Note issued to Mr. Mitta on August 2, 2019 for 180 shares of Series E Preferred Stock. In addition to the issuance of the Series E Preferred Stock, Mr. Mitta agreed to cancel 12,000 shares of Series A Preferred Stock owned by him. The closing of the Mitta DEA occurred on November 5, 2025. The Company recorded dividend expense of $5,512 for the three months ended March 31, 2026. The Company recorded $9,233 and $5,559 as dividend payable to Mr. Mitta as of March 31, 2026 and December 31, 2025, respectively.

On October 30, 2025, the Company entered into a Debt Exchange Agreement (the “McNemar DEA”) with Karen McNemar, it’s former Chief Financial Officer. Pursuant to the McNemar DEA, Ms. McNemar exchanged $323,269 of accrued and unpaid fees owed to her by the Company under various agreements for 269 shares of Series E Preferred Stock. In addition to the issuance of the Series E Preferred Stock, Ms. McNemar agreed to cancel 6,045 shares of Series A Preferred Stock owned by her. The closing of the McNemar DEA occurred on November 5, 2025. The Company recorded dividend expense of $8,237 for the three months ended March 31, 2026. The Company recorded $13,796 and $5,559 as dividend payable to Ms. McNemar as of March 31, 2026 and December 31, 2025, respectively.

On October 30, 2025, the Company entered into a Debt Exchange Agreement (the “Senior Secured DEA”) with Sergey Gogin and Yvsgramorah, LLC, an entity controlled by Mr. Gogin (the “Senior Secured Holders”). Pursuant to the Senior Secured DEA, the Senior Secured Holders exchanged an aggregate of $522,195 of principal and accrued and unpaid interest owed to the Senior Secured Holders by the Company under the Senior Secured Convertible Note issued to Mr. Gogin on January 22, 2018 (the “Gogin Note”) and the Senior Secured Convertible Note issued to Yvsgramorah, LLC on March 6, 2019 (the “YVS Note,” together, with the Gogin Note, the “Senior Secured Notes”) for an aggregate of 489 shares (the “Senior Secured Shares”) of Series E Preferred Stock. The closing of the Senior Secured DEA occurred on November 5, 2025. The Company recorded dividend expense of $14,973 for the three months ended March 31, 2026. The Company recorded $25,079 and $10,106 as dividend payable to Mr. Gogin as of March 31, 2026 and December 31, 2025, respectively.

The following table represents the change in the fair value of the derivative liabilities for the three months ended March 31, 2026 and 2025, respectively.

	Level 1	Level 2	Level 3
Balance at December 31, 2024	$–	$–	$758,787
Additions to derivative liability	–	–	64,985
Gain due to change in the fair value of derivative liability	–	–	(15,724)
Balance at March 31, 2025	$–	$–	$808,048

Balance at December 31, 2025	$–	$–	$951,532
Additions to derivative liability	–	–	57,006
Loss due to change in the fair value of derivative liability	–	–	97,220
Balance at March 31, 2026	$–	$–	$1,105,758

As a result of issuance of derivative instruments, the Company recorded a derivative liability of $1,105,758 and $951,532 as of March 31, 2026 and December 31, 2025, Series B Convertible Preferred Stock liability of $699,600 as of March 31, 2026 and December 31, 2025, Series C Convertible Preferred Stock liability of $68,400 as of March 31, 2026 and December 31, 2025, and Series D Convertible Preferred Stock liability of $303,600 and $252,000 as of March 31, 2026 and December 31, 2025, respectively.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated all subsequent events through the date of filing.

On April 10, 2026, the Board of Directors adopted a resolution to terminate the company’s three equity compensation plans: the 2017 Stock Incentive Plan (the “2017 Plan”), the 2019 Stock Incentive Plan (the “2019 Plan”), and the 2022 Stock Incentive Plan (the “2022 Plan”). Each of the Plans was terminated effective December 31, 2025.

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

On May 6, 2026, the Company entered into an extension to the July 29, 2020 Convertible Promissory Note G issued to GHS Investments in the original principal amount of $75,000.. The maturity date of the Note G was extended from April 29, 2026 to October 31, 2026. In addition, all prior Events of Default (as defined in the Note) were waived by GHS (Note 4).

On June 12, 2026, GHS Investments entered into a financing arrangement and purchased 37 shares of Series D Convertible Preferred Stock, $0.001 par value, $1,200 stated value, for a cash consideration of $36,280. The Company paid sales commissions of $720.

On July 9, 2026, GHS Investments entered into a financing arrangement and purchased 27 shares of Series D Convertible Preferred Stock, $0.001 par value, $1,200 stated value, for a cash consideration of $26,460. The Company paid sales commissions of $540.

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

The financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the quarterly periods ended March 31, 2026 and 2025 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

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

On October 30, 2025, we had a change of control in management, and the Company and its debtholders mutually agreed to convert their convertible promissory notes due, and compensation due to officers in exchange for issuance of Series E Preferred Stock in full settlement of all balances due.

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

Results of Operations for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025 (Unaudited)

For the three months ended March 31, 2026, we did not record any revenues and related cost of sales. Our operating expenses totaled $63,589 which included professional fees of $56,224 for accounts, attorneys and consultants, and general and administrative expenses of $7,365. We recorded net other expenses of $162,573 consisting of a loss of $97,220 due to change in fair market value of derivative liability; loss on derivatives of $16,866; interest expense of $49,084 on promissory notes payable; and $597 of refund received upon department of treasury. We also recorded preferred stock dividend of $167,511 on convertible preferred stocks. As a result of the above, we recorded a net loss of $393,673 attributable to common stockholders for the three months ended March 31, 2026.

For the three months ended March 31, 2025, we did not record any revenues and related cost of sales. Our operating expenses totaled $92,258 which included payroll costs of $50,000, amortization of intangible assets of $12,205, and general and administrative expenses of $30,053. We recorded net other expense of $64,953 consisting of gain of $15,764 due to change in fair market value of derivative liability; loss on derivatives of $14,224; interest expense of $75,375 primarily due to recording of $62,800 as interest expense on issuance of Series D Convertible Preferred Stock; and other income of $8,882 received as employee retention credit from the Internal Revenue Service in February 2025.We also recorded preferred stock dividend on convertible preferred stock of $23,102. As a result of the above, we recorded a net loss of $180,313 attributable to common stockholders for the three months ended March 31, 2025.

During the current and prior period, we did not record an income tax benefit due to the uncertainty associated with the Company’s ability to utilize the deferred tax assets.

No revenues were earned in Q1, 2026, as in prior year quarter ending March 31, 2025. We believe revenue growth for the rest of 2026 will be challenging given the difficulty in raising additional capital to fuel sales and marketing efforts. Potential future revenue growth depends on our ability to raise said capital and the following factors:

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

On November 5th, 2025, control of the Company was transferred to our lead investor GHS. Vidhydahar Mitta, our former independent board member, and Karen McNemar, our former interim CFO and COO, have resigned their positions. We thank them for their service to the Company. Cliff Emmons will continue in the role of CEO and, together with our new board, we are optimistic that under this new leadership the Company will have greater access to capital to secure additional assets for the Company, including potential synergistic mergers. We expect the net result will be increased shareholder value.

Liquidity and Capital Resources for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025 (Unaudited)

At March 31, 2026, we reported a cash balance of $6,838 as a result of net decrease of cash balance of $19,504 from $26,342 at December 31, 2025. This decrease was primarily as a result of net cash used in operating activities of $59,624, offset by net cash provided by sale of Series D convertible preferred stock of $43,000, and cash payment of $2,880 in offering costs.

___________________

1 https://www.marketsandmarkets.com/Market-Reports/smart-manufacturing-market-105448439.html

2 https://www.marketsandmarkets.com/Market-Reports/structural-health-monitoring-market-101431220.html

Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2026 was $59,624, primarily attributed to the net loss of $226,162, common stock issued for services of $100, amortization of debt discount on Series B and D convertible preferred stock of $8,600, loss due to change in the fair value of derivative liability of $97,220, and net increase in operating assets and liabilities of $60,618. The Company recorded changes in operating assets and liabilities primarily attributable to decrease in accounts payable of $9,242, increase in accrued liabilities of $12,854, and an increase in derivative liabilities of $57,006.

Net cash flows used in operating activities for the three months ended March 31, 2025 was $56,532, primarily attributed to the net loss of $157,211, stock compensation expense for services of $1,295, amortization of intangible assets of $12,205, gain due to change in fair value of derivative liability of $15,764 of Series C and Series D Convertible Preferred Stock, and net increase in operating assets and liabilities of $90,943. The Company recorded changes in operating assets and liabilities primarily attributable to an increase in prepaid expenses and other current assets of $15,000, decrease in accounts payable of $34,827, increase in accrued liabilities of $638,986, increase in derivative liabilities of $69,825, increase in shares payable to related parties of $360, and increase in salaries payable to related parties of $31,599.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 and 2025 was $0.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026, was $40,120, due to cash received from sale of Series D Convertible Preferred Stock of $43,000, and cash payments of offering costs of $2,880.

Net cash provided by financing activities for the three months ended March 31, 2025, was $50,800, due to cash received from sale of Series D Convertible Preferred Stock of $60,000, net of cash payments of offering costs of $9,200.

As a result of the above activities, the Company recorded a decrease in cash of $19,504 for the three months ended March 31, 2026, respectively.

The accompanying condensed unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $2,653,885, net loss from operations for the three months ended March 31, 2026 of $226,162, net cash used in operating activities of $59,624, and has an accumulated deficit of $13,043,185 as of March 31, 2026. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed unaudited financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Clifford L. Emmons, who serves as our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosure. Mr. Emmons evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2026. Based on his evaluation, Mr. Emmons concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 5. Other Information.

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

SEC Ref. No.	Title of Document
10.1*	Securities Purchase Agreement dated March 6, 2026 with GHS Investments, LLC
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IIOT-OXYS, Inc.

Date: July 9, 2026	By	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

