Form 10-Q
period 2026-06-30
IIOT-OXYS, Inc.
filed 2026-08-13
CIK 1290658

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s common stock on August 12, 2026 was 586,385,063.

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to IIOT-OXYS, Inc., a Nevada corporation, and as applicable to its wholly owned subsidiaries, OXYS Corporation, a Nevada corporation, and HereLab, Inc., a Delaware corporation.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,651	$26,342
Prepaid expenses and other current assets	13,648	–
Total Current Assets	22,299	26,342

Total Assets	$22,299	$26,342

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$181,730	$196,794
Accrued liabilities	1,522,408	1,141,681
Deferred revenue	31,425	31,425
Notes payable - current	13,942	13,942
Derivative liabilities	1,438,201	951,532
Total Current Liabilities	3,187,706	2,335,374

Due to stockholders	1,000	1,000
Total Liabilities	3,188,706	2,336,374

Commitments and Contingencies (Note 3)

Series B Convertible Preferred Stock, 600 shares designated, $0.001 Par Value, $1,200 stated value; 583 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively. Liquidation preference $699,600 at June 30, 2026 and December 31, 2025, respectively	699,600	699,600

Series C Convertible Preferred Stock, 5,000 shares designated, $0.001 Par Value, $1,200 stated value; 57 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively. Liquidation preference $68,400 at June 30, 2026 and December 31, 2025, respectively	68,400	68,400

Series D Convertible Preferred Stock, 500 shares designated, $0.001 Par Value, $1,200 stated value; 347 shares and 210 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively. Liquidation preference $416,400 and $252,000 at June 30, 2026 and December 31, 2025, respectively	416,400	252,000

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 Shares authorized
Series A Preferred Stock, 100 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	–	–
Series E Preferred Stock, 1,207 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1	1
Common Stock $0.001 Par Value, 10,000,000,000 shares authorized; 586,385,063 shares and 586,285,063 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	586,386	586,286
Additional paid in capital	8,727,693	8,733,193
Accumulated deficit	(13,664,887)	(12,649,512)
Total Stockholders' Equity (Deficit)	(4,350,807)	(3,330,032)

Total Liabilities and Stockholders' Equity (Deficit)	$22,299	$26,342

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$–	$–	$–	$–

Cost of Sales	–	–	–	–

Gross Profit	–	–	–	–

Operating Expenses
Amortization of intangible assets	–	12,341	–	24,546
Payroll expense	–	50,000	–	100,000
Professional fees	74,728	70,280	130,954	84,865
Other general and administrative	8,493	(11,648)	15,858	3,820
Total Operating Expenses	83,221	120,973	146,812	213,231

Other Income (Expense)
Gain (loss) on change in FMV of derivative liability	(198,868)	212,547	(296,088)	228,311
Loss on derivatives	(54,197)	(21,434)	(71,062)	(35,658)
Interest expense	(110,528)	(108,916)	(159,611)	(184,291)
Other income	–	13,447	597	22,329
Total Other Income (Expense)	(363,593)	95,644	(526,164)	30,691

Net Loss Before Income Taxes	(446,814)	(25,329)	(672,976)	(182,540)

Provision for Income Tax	–	–	–	–

Net Loss	$(446,814)	$(25,329)	$(672,976)	$(182,540)

Convertible Preferred Stock Dividend	(174,888)	(25,082)	(342,399)	(48,184)

Net Loss Attributable to Common Stockholders	$(621,702)	$(50,411)	$(1,015,375)	$(230,724)

Net Profit (Loss) Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding Attributable to Common Stockholders - Basic and Diluted	586,385,063	560,776,831	586,339,207	558,645,127

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

For the Three Months Ended June 30, 2026

	Preferred Stock				Common Stock
	Series A	Amount	Series E	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance - March 31, 2026	100	$–	1,207	$1	586,385,063	$586,386	$8,730,313	$(13,043,185)	$(3,726,485)
Sales commissions paid on capital raise	–	–	–	–	–	–	(2,620)	–	(2,620)
Convertible preferred stock dividend	–	–	–	–	–	–	–	(174,888)	(174,888)
Net loss	–	–	–	–	–	–	–	(446,814)	(446,814)
Balance - June 30, 2026	100	$–	1,207	$1	586,385,063	$586,386	$8,727,693	$(13,664,887)	$(4,350,807)

For the Six Months Ended June 30, 2026

	Preferred Stock				Common Stock
	Series A	Amount	Series E	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance - December 31, 2025	100	$–	1,207	$1	586,285,063	$586,286	$8,733,193	$(12,649,512)	$(3,330,032)
Common stock issued for services	–	–	–	–	100,000	100	(20)	–	80
Sales commissions paid on capital raise	–	–	–	–	–	–	(5,480)	–	(5,480)
Convertible preferred stock dividend	–	–	–	–	–	–	–	(342,399)	(342,399)
Net Loss - Six months ended June 30, 2026	–	–	–	–	–	–	–	(672,976)	(672,976)
Balance - June 30, 2026	100	$–	1,207	$1	586,385,063	$586,386	$8,727,693	$(13,664,887)	$(4,350,807)

For the Three Months Ended June 30, 2025

	Preferred Stock				Common Stock
	Series A	Amount	Series E	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance - March 31, 2025	25,845	$26	–	$–	560,315,293	$560,316	$7,297,891	$(11,388,565)	$(3,530,332)
Common stock issued to related parties for services	–	–	–	–	6,000,000	6,000	(600)	–	5,400
Sales commission paid on capital raise	–	–	–	–	–	–	(1,620)	–	(1,620)
Convertible preferred stock dividend	–	–	–	–	–	–	–	(25,082)	(25,082)
Net loss	–	–	–	–	–	–	–	(25,329)	(25,329)
Balance - June 30, 2025	25,845	$26	–	$–	566,315,293	$566,316	$7,295,671	$(11,438,976)	$(3,576,963)

For the Six Months Ended June 30, 2025

	Preferred Stock				Common Stock
	Series A	Amount	Series E	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance - December 31, 2024	25,845	$26	–	$–	555,015,293	$555,016	$7,306,031	$(11,208,252)	$(3,347,179)
Common stock issued to related parties for services	–	–	–	–	11,000,000	11,000	400	–	11,400
Common stock issued for services	–	–	–	–	300,000	300	60	–	360
Sales commission paid on capital raise	–	–	–	–	–	–	(10,820)	–	(10,820)
Convertible preferred stock dividend	–	–	–	–	–	–	–	(48,184)	(48,184)
Net loss	–	–	–	–	–	–	–	(182,540)	(182,540)
Balance - June 30, 2025	25,845	$26	–	$–	566,315,293	$566,316	$7,295,671	$(11,438,976)	$(3,576,963)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(672,976)	$(182,540)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Initial loss on derivatives	54,197	35,658
Stock compensation expense for services	80	2,529
Amortization of intangible assets	–	24,546
Amortization of preferred stock discount	39,400	33,000
Loss (gain) due to change in fair value of derivative liability	296,088	(228,311)
Changes in Operating Assets and Liabilities
(Increase) decrease in prepaid expenses and other current assets	(13,648)	2,139
Decrease in accounts payable	(15,064)	(47,467)
Increase in accrued liabilities	38,327	37,291
Increase in derivative liability	136,385	167,459
Increase in salaries payable to related parties	–	78,628
Net Cash Used in Operating Activities	(137,211)	(131,801)

Cash Flows from Financing Activities
Cash received from sale of Series D Preferred Stock	125,000	141,000
Cash paid for offering costs	(5,480)	(10,820)
Net Cash Provided by Financing Activities	119,520	130,180

Net (Decrease) increase in Cash and Cash Equivalents	(17,691)	17,454

Cash and Cash Equivalents - Beginning of Period	26,342	23,593

Cash and Cash Equivalents - End of Period	$8,651	$41,047

Supplement Disclosures of Cash Flow Information
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Preferred stock dividend declared but unpaid	$342,399	$–
Issuance of common stock for services	$–	$11,760

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

IIOT-OXYS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2026 and 2025

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $3,165,406, net loss incurred for the six months ended June 30, 2026 of $1,015,375, cash used in operating activities of $137,211, and has an accumulated deficit of $13,664,887 as of June 30, 2026. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The consolidated condensed financial statements for June 30, 2026, and 2025, respectively, include the accounts of the Company, and its wholly owned subsidiaries OXYS Corporation and HereLab, Inc. All significant intercompany balances and transactions have been eliminated.

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

Reclassification of Prior Period Balances

Certain prior period balances are reclassified to conform with current year balances for presentation purposes, resulting in no changes in assets, liabilities and stockholders’ equity.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

2017 Stock Incentive Plan & 2019 Stock Incentive Plan

In prior years, the Company entered into consulting agreements with one director, three executive officers, and one engineer of the Company, which included commitments to issue shares of the Company’s common stock from the Company’s 2017 Stock Incentive Plan and 2019 Stock Incentive Plans. The authorized shares pursuant to the 2017 Stock Incentive Plan were 4,500,000 shares, and per 2019 Stock Incentive Plan were 5,000,000 shares. The consulting agreements with two consultants have been terminated and shares have been issued in conjunction with the related separation agreements. The vested shares related to the three advisors and the executive officers have not yet been issued in full, and therefore, remain a liability. According to the terms of the agreements, 3,547,788 shares were vested and issued per the Company’s 2017 Stock Incentive Plan as of December 31, 2025 and 2024, and 3,530,000 shares were vested and issued per the Company’s 2019 Stock Incentive Plan as of December 31, 2025 and 2024, respectively. As of June 30, 2026 and December 31, 2025, there were no unvested shares remaining under any of the Plans.

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

On October 30, 2025, the Company had a change in control of management and all unvested shares pursuant to the 2017 Plan, 2019 Plan, and 2022 Plan were forfeited and cancelled. The Board of Directors subsequently terminated each of the 2017 Plan, the 2019 Plan, and the 2022 Plan effective December 31, 2025. As of June 30, 2026 and December 31, 2025, there were no unvested shares remaining under any of the Plans.

Employment Agreement – CEO

On October 30, 2025, the Company had a change in control of the management, and the Employment Agreement of Mr. Cliff Emmons, CEO of the Company, was terminated. The Company entered into a Consulting Agreement with Mr. Emmons pursuant to which Mr. Emmons will receive a monthly fee of $4,167 payable in Series E Preferred Stock issuable no later than 15 days following the end of the month. The term of the Consulting Agreement was for three months which is automatically renewable upon the consent of the parties for additional one-month terms. The Company recorded $12,500 in Consulting fees expense for the three months ended June 30, 2026. Consulting fees and reimbursable expenses payable to Mr. Emmons totaled $37,568 and $12,568 at June 30, 2026 and December 31, 2025, respectively.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the outstanding balance of convertible note payable, interest and conversion rates as of June 30, 2026 and December 31, 2025, respectively.

	June 30, 2026 (Unaudited)	December 31, 2025

Convertible note payable (Note “G”) to a related party investor with interest at 10% per annum, convertible at any time into shares of common stock at $0.0006 per share. Note was issued as payment for future fees to be incurred under the related Equity Financing Agreement. Principal and interest due on maturity on October 31, 2026. The note is secured by substantially all the assets of the Company.	$13,942	$13,942
	13,942	13,942
Less: current portion	(13,942)	(13,942)
Long term portion	$–	$–

July 2020 Equity Financing Arrangement (“Note G”)

On October 29, 2025, a related party noteholder of Note G agreed to extend the maturity date of the Secured Convertible Promissory Note from October 29, 2025 to April 29, 2026. On May 21, 2026, pursuant to Extension No. 7 to the Note, the maturity date was further extended to October 31, 2026, and the noteholder waived all prior Events of Default (as defined in the Note), known or unknown, as of the effective date of the Extension. All other terms and conditions of Note G remained the same.

The Company recorded interest expense on Note G of $348 and $348 for the three months ended June 30, 2026 and 2025, and $691 and $691 for the six months ended June 30, 2026 and 2025, respectively. Accrued interest payable on Note G was $3,209 and $2,517 as of June 30, 2026 and December 31, 2025, respectively. The principal balance payable of Note G amounted to $13,942 as of June 30, 2026 and December 31, 2025, respectively.

NOTE 5 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to common stockholders (basic)	$(621,702)	$(50,411)	$(1,015,375)	$(230,724)
Shares used to compute net loss per common share, basic and diluted	586,385,063	560,776,831	586,339,207	558,645,127
Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the six months ended June 30, 2026 and 2025, respectively, because their inclusion would be anti-dilutive:

	As of June 30,
	2026	2025
Warrants to purchase common stock	–	–
Potentially issuable shares related to convertible notes payable	19,056,362	780,922,851
Total anti-dilutive common stock equivalents	19,056,362	780,922,851

NOTE 6 – RELATED PARTIES

The Company executed a Convertible Promissory Note (“Note”) payable to its CEO and director (“Officer”) and indebted in the principal amount of $55,000 as of December 31, 2023. On February 5, 2024, the Company and the Officer entered into a Debt Exchange Agreement to convert $55,000 principal balance of Note and $13,825 of accrued and unpaid interest as of the maturity date of Note on March 1, 2024. In exchange for the cancellation of all indebtedness of the Company owed the Officer as evidenced by the Note, and for no additional consideration, the Company agreed to issue to Officer on March 1, 2024, 57 shares of the Company’s Series C Convertible Preferred Stock, at the stated value of $1,200 per share (See Note 7). Accrued dividend payable on this Convertible Preferred Stock (including default for non-payment of dividend) totaled $34,983 and $26,330 as of June 30, 2026 and December 31, 2025, respectively.

On October 30, 2025, the Company had a change in control and GHS Investments, LLC became the majority owner of the issued and outstanding shares of common and preferred stock (See Note 7).

On October 29, 2025, a related party noteholder of Note G agreed to extend the maturity date of the Secured Convertible Promissory Note from October 29, 2025 to April 29, 2026. On May 21, 2026, pursuant to Extension No. 7 to the Note, the maturity date was further extended to October 31, 2026, and the noteholder waived all prior Events of Default (as defined in the Note), known or unknown, as of the effective date of the Extension.. All other terms and conditions of Note G remained the same.

The Company recorded interest expense on Note G of $348 and $348 for the three months ended June 30, 2026 and 2025, and $691 and $691 for the six months ended June 30, 2026 and 2025, respectively. Accrued interest payable to the related party noteholder of Note G was $3,209 and $2,517 as of June 30, 2026 and December 31, 2025, respectively. The principal balance payable to the related party of Note G amounted to $13,942 as of June 30, 2026 and December 31, 2025, respectively.

On October 30, 2025, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with its Officer, pursuant to which the Officer agreed to receive a monthly fee of $4,167 payable in Series E Preferred Stock, issuable no later than 15 days following the end of the month. The term of the Consulting Agreement is for three months, which is automatically renewable upon the consent of the parties for additional one-month terms. The Company has not issued Series E Preferred Stock for the Officer’s unpaid compensation as of June 30, 2026. The Company has recorded consulting fees expense of $12,500 and $25,000 for the three months and six months ended June 30, 2026. Consulting fees and reimbursable expenses payable to the Officer totaled $37,568 and $12,568 as of June 30, 2026 and December 31, 2025, respectively. The expected number of Series E Preferred Stock to be issued to the Officer totaled 32 shares and 11 shares as of June 30, 2026 and December 31, 2025, respectively.

On October 30, 2025, the Company entered into a Debt Exchange Agreement (the “Emmons DEA”) with Clifford L. Emmons, it’s Chief Executive Officer and Director. Pursuant to the Emmons DEA, Mr. Emmons exchanged $387,242 of accrued compensation and unpaid fees owed to him by the Company under various agreements, for 269 shares of the Company’s Series E Convertible Preferred Stock (the “Series E Preferred Stock”). In addition to the issuance of the Company’s Series E Preferred Stock, Mr. Emmons agreed to cancel 7,800 shares of Series A Preferred Stock owned by him. The closing of the Emmons DEA transaction occurred on November 5, 2025. The Company recorded dividend expense of $4,436 and $8,653 for the three months and six months ended June 30, 2026, The Company recorded $34,983 and $26,330 as dividend payable to Mr. Emmons as of June 30, 2026 and December 31, 2025, respectively (Note 7).

NOTE 7 – STOCKHOLDERS' EQUITY

The Company has an authorized capital of 10,000,000,000 shares, $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock at June 30, 2026. The Company has 586,385,063 shares of common stock, 100 shares of Series A Preferred Stock, 583 shares of Series B Preferred Stock, 57 shares of Series C Preferred Stock, 335 shares of Series D Preferred Stock, and 1,207 shares of Series E Preferred Stock issued and outstanding as of June 30, 2026.

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

Stock Incentive Plans

On December 14, 2017, the Board of Directors of the Company approved the 2017 Stock Incentive Plan (the “2017 Plan”). Awards may be made under the 2017 Plan for up to 4,500,000 shares of common stock of the Company. All the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the 2017 Plan. No awards can be granted under the 2017 Plan after the expiration of 10 years from the plan approval, but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards. On October 30, 2025, the Company cancelled 952,212 unissued shares pursuant to the 2017 Plan. As of June 30, 2026 and December 31, 2025, 0 shares remain unissued or unvested pursuant to the 2017 Plan.

On March 11, 2019, the Board of Directors of the Company approved the 2019 Stock Incentive Plan (the “2019 Plan”). Awards may be made under the 2019 Plan for up to 5,000,000 shares of common stock of the Company. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the 2019 Plan. No awards can be granted under the 2019 Plan after the expiration of 10 years from the plan approval but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards. On October 30, 2025, the Company cancelled 1,270,000 unissued shares pursuant to the 2019 Plan. As of June 30, 2026 and December 31, 2025, 0 shares remain unissued or unvested pursuant to the 2019 Plan.

On March 18, 2022, the Board of Directors adopted the 2022 Stock Incentive Plan (the “2022 Plan”), under which 20,000,000 shares of common stock were authorized for issuance. The Company has awarded 14,300,000 shares under the 2022 Plan, of which 14,200,000 were issued as of December 31, 2025 and 100,000 shares were issued on March 24, 2026. In connection with the change of control on October 30, 2025, 6,000,000 unvested shares were cancelled. The 2022 Plan was terminated effective December 31, 2025 pursuant to a resolution of the Board of Directors. As of June 30, 2026 and December 31, 2025, 0 shares remain unissued or unvested pursuant to the 2022 Plan.

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

The Company had 100 shares of Series A Preferred Stock issued and outstanding at June 30, 2026 and December 31, 2025, respectively.

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

•	115% of the stated value if the redemption takes place within 90 days of issuance
•	120% of the stated value if the redemption takes place after 90 days and within 120 days of issuance
•	125% of the stated value if the redemption takes place after 120 days and within 180 days of issuance; and
•	each share of Preferred Stock is redeemed one year from the day of issuance.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock and recorded a gain in connection with the change in fair market value of the derivative liability of $38,368 and $44,998 for the three months and six months ended June 30, 2026, and a loss of $18,715 and 21,466 for the three months and six months ended June 30, 2025, respectively. The Company recorded preferred dividend expense of $19,167 and $37,501 for the three months and six months ended June 30, 2026, and $2,513 and $4,999 for the three months and six months ended June 30, 2025, respectively. The Company recorded $217,041 and $179,540 as preferred stock dividend payable as of June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable is included in accrued expenses payable at June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at June 30, 2026 included $139,406 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $139,406 for non-payment of dividend as of June 30, 2026. Derivative liability payable for this transaction totaled $123,315 and $78,317 at June 30, 2026 and December 31, 2025, and Series B Convertible Preferred Stock mezzanine liability was $84,000 at June 30, 2026 and December 31, 2025, respectively.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock and recorded a loss of $15,218 and $23,268 in connection with the change in fair market value of the derivative liability for the three months and six months ended June 30, 2026, and recorded a loss of $22,725 and $19,384 for the three months and six months ended June 30, 2025, respectively. The Company recorded preferred stock dividend expense of $22,056 and $43,870 for the three months and six months ended June 30, 2026, and $3,052 and $6,070 for the three months and six months ended June 30, 2025, respectively. The Company recorded $259,845 and $215,975 as preferred stock dividend payable as of June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable is included in accrued expenses payable at June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at June 30, 2026 included $170,902 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $170,902 for non-payment of dividend as of June 30, 2026. Derivative liability payable for this transaction totaled $118,367 and $95,099 as of June 30, 2026 and December 31, 2025, respectively, and Series B Convertible Preferred Stock mezzanine liability was $102,000 at June 30, 2026 and December 31, 2025, respectively.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock in connection with the change in fair market value of the derivative liability and recorded a loss of $9,131 and $13,961 for the three months and six months ended June 30, 2026, and recorded a gain of $13,635 and $15,639 for the three months and six months ended June 30, 2025, respectively. The Company recorded preferred stock dividend income of $4,447 and expense of $21,237 for the three months and six months ended June 30, 2026, and $1,831 and $3,642 for the three months and six months ended June 30, 2025, respectively. The Company recorded $110,507 and $89,270 as preferred stock dividend payable as of June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable is included in accrued expenses payable at June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at June 30, 2026 included $85,604 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $85,604 for non-payment of dividend as of June 30, 2026. Derivative liability payable for this transaction totaled $71,020 and $57,060 as of June 30, 2026 and December 31, 2025, and Series B Convertible Preferred Stock mezzanine liability was $61,200 as of June 30, 2026 and December 31, 2025, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0004 to $0.0050 the closing stock price of the Company's common stock on the date of valuation ranging from $0.00065 to $0.0070, an expected dividend yield of 0%, expected volatility ranging from 173.04% to 221.64%, risk-free interest rates ranging from 0.91% to 5.46%, and an expected term of 1.50 years.

February 7, 2022

On February 7, 2022, pursuant to the terms of the SPA, GHS purchased an additional 51 shares of Series B Convertible Preferred Stock for gross proceeds of $51,000. The Company paid $1,000 in selling commissions to complete this financing.

On February 7, 2022 (the date of receipt of cash proceeds of $51,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $65,025, $14,025 as day one loss on the derivative, $10,200 as interest expense, and $10,200 as Series B Convertible Preferred Stock mezzanine liability, and $51,000 as a loss recorded on issuance to interest expense. The Company recalculated the value of the derivative liability associated with the convertible note and recorded a loss of $9,131 and $13,961 in connection with the change in fair market value of the derivative liability for the three months and six months ended June 30, 2026, and recorded a gain of $13,635 and $15,639 for the three months and six months ended June 30, 2025, respectively. In addition, the Company recorded $10,106 and $20,666 as preferred stock dividend expense for the three months and six months ended June 30, 2026, and $1,831 and $3,642 for the three months and six months ended June 30, 2025, respectively. Preferred stock dividend payable to GHS on this derivative totaled $103,713 and $83,047 as of June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable is included in accrued expenses payable at June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at June 30, 2026 included $82,787 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $82,787 for non-payment of dividend as of June 30, 2026. Derivative liability payable for this transaction totaled $71,020 and $57,060 as of June 30, 2026 and December 31, 2025, and Series B Convertible Preferred Stock mezzanine liability was $61,200 as of June 30, 2026 and December 31, 2025, respectively.

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

On March 24, 2022 (the date of receipt of cash proceeds of $136,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $328,422, $192,422 as day one loss on the derivative, $27,200 as interest expense, and $27,200 as Series B Convertible Preferred Stock mezzanine liability, and $136,000 as a loss recorded on issuance to interest expense. The Company recalculated the value of the derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $24,348 and $34,506 for the three months and six months ended June 30, 2026, and a gain of $36,360 and $41,705 for the three months and six months ended June 30, 2026, respectively. In addition, the Company recorded preferred stock dividend expense of $41,496 and $51,654 for the three months and six months ended June 30, 2026 and $4,883 and $9,712 for the three months and six months ended June 30, 2025, respectively. The preferred stock dividend payable to GHS for this derivative totaled $257,154 and $205,500 as of June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable is included in accrued expenses payable at June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at June 30, 2026 included $213,765 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $213,765 for non-payment of dividend as of June 30, 2026. Derivative liability payable for this transaction totaled $128,197 and $169,902 as of June 30, 2026 and December 31, 2025, and Series B Convertible Preferred Stock mezzanine liability was $163,200 as of June 30, 2026 and December 31, 2025, respectively.

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

On November 17, 2022 (the date of receipt of cash proceeds of $61,000 issuance), the Company valued the fair value of the derivative and recorded an initial derivative liability of $54,072, $6,928 as day one gain on the derivative, $12,200 as interest expense, $12,200 as Series B Convertible Preferred Stock mezzanine liability, and $61,000 as a loss recorded on issuance to interest expense. The Company recalculated the value of the derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $10,921 and $84,946 for the three months and six months ended June 30,2026, and a gain of $16,308 and $18,706 for the three months and six months ended June 30, 2025, respectively. In addition, the Company recorded preferred stock dividend expense of $10,381 and $20,648 for the three months and six months ended June 30, 2026, and $2,190 and $4,356 for the three months and six months ended June 30, 2025, respectively. The preferred stock dividend payable to GHS for this derivative totaled $95,647 and 74,999 as of June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable is included in accrued expenses payable at June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at June 30, 2026 included $85,326 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $85,326 for non-payment of dividend as of June 30, 2026. Derivative liability payable for this transaction totaled $84,946 and $68,248 at June 30, 2026 and December 31, 2025, and Series B Convertible Preferred Stock mezzanine liability was $73,200 at June 30, 2026 and December 31, 2025, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0004 to $0.0020, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0006 to $0.0022, an expected dividend yield of 0%, expected volatility ranging from 173.04% to 201.59%, risk-free interest rates ranging from 3.48% to 5.46%, and an expected term of 1.5 years.

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

The Company recalculated the value of the derivative liability associated with the convertible in connection with the change in fair market value of the derivative liability note and recorded a loss of $11,100 and $16,972 for the three months and six months ended June 30, 2026, and a gain of $16,581 and $19,021 for the three months and six months ended June 30, 2025, respectively. In addition, the Company recorded preferred stock dividend expense of $9,641 and $19,176 for the three months and six months ended June 30, 2026, and $2,226 and $4,427 for the three months and six months ended June 30, 2025, respectively. The preferred stock dividend payable to GHS for this derivative totaled $81,657 and $62,481 as of June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable is included in accrued expenses payable at June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at June 30, 2026 included $75,751 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $75,751 for non-payment of dividend as of June 30, 2026. Derivative liability payable for this transaction totaled $86,339 and $69,367 as of June 30, 2026 and December 31, 2025, and Series B Convertible Preferred Stock mezzanine liability was $74,400 at June 30, 2026 and December 31, 2025, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0004 to $0.0014, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0006 to $0.0015, an expected dividend yield of 0%, expected volatility ranging from 173.04% to 202.70%, risk-free interest rates ranging from 3.48% to 5.46%, and an expected term of 1.5 years.

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

The Company recalculated the value of the derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $3,448 and $5,154 for the three months and six months ended June 30, 2026 and recorded a gain of $5,084 and $5,762 for the three months and six months ended June 30, 2025, respectively. In addition, the Company recorded preferred stock dividend expense of $1,978 and $3,935 for the three months and six months ended June 30, 2026, and $718 and $1,428 for the three months and six months ended June 30, 2025, respectively. The preferred stock dividend payable to GHS for this derivative totaled $13,745 and $9,810 as of June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable is included in accrued expenses payable at June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at June 30, 2026 included $9,915 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $9,915 for non-payment of dividend as of June 30, 2026. Derivative liability payable for this transaction totaled $25,023 and $19,870 as of June 30, 2026 and December 31, 2025, and Series B Convertible Preferred Stock mezzanine liability was $24,000 as of June 30, 2026 and December 31, 2025, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0004 to $0.0009, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0006 to $0.0014, an expected dividend yield of 0%, expected volatility ranging from 173.04% to 205.33%, risk-free interest rates ranging from 3.98% to 5.18%, and an expected term of 1 years.

October 3, 2024

On October 3, 2024, pursuant to the terms of the SPA, GHS purchased 43 shares of Series B Convertible Preferred Stock and committed an additional 4 shares for services/fees for gross consideration of $43,000. The Company paid $3,860 in selling commissions and legal fees to complete this financing.

On October 3, 2024 (the date of receipt of cash proceeds of $39,140), the Company valued the fair value of the derivative and recorded an initial derivative liability of $43,000, $11,480 as day one loss on the derivative, $8,600 as interest expense, and $51,600 as Series B Convertible Preferred Stock mezzanine liability, and $39,140 as a loss recorded on issuance to interest expense.

The Company recalculated the value of the derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $8,103 and $12,111 for the three months and six months ended June 30, 2026, and a gain of $16,405 and $13,540 for the three months ended June 30, 2025, respectively. In addition, the Company recorded preferred stock dividend expense of $4,388 and $8,640 for the three months and six months ended June 30, 2026, and $1,687 and $3,497 for the three months and six months ended June 30, 2025, respectively. The preferred stock dividend payable to GHS for this derivative totaled $25,689 and $17,049 as of June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable is included in accrued expenses payable at June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at June 30, 2026 included $21,531 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. GHS waived the cumulative penalty of $21,531 for non-payment of dividend as of June 30, 2026. Derivative liability payable for this transaction totaled $58,805 and $46,694 as of June 30, 2026 and December 31, 2025, and Series B Convertible Preferred Stock mezzanine liability was $56,400 as of June 30, 2026 and December 31, 2025, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0004 to $0.0009, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0006 to $0.0012, an expected dividend yield of 0%, expected volatility ranging from 173.04% to 201.59%, risk-free interest rates ranging from 3.98% to 4.16%, and an expected term of 1 year.

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

The Company recalculated the value of the derivative liability associated with this convertible preferred stock in connection with the change in fair market value of the derivative liability and recorded a gain of $8,487 and a loss of $3,231 for the three months and six months ended June 30, 2026, and a gain of $2,349 and a loss of $176 for the three months and six months ended June 30, 2025, respectively. The Company recorded $4,436 and $8,653 as preferred stock dividend expense at a default rate of 18% per annum pursuant to the terms of the agreement, for the three months and six months ended June 30, 2026, and recorded $2,046 and $4,070 as preferred stock dividend expense for the three months and six months ended June 30, 2025, respectively. The Company recorded $34,983 and $26,330 as preferred stock dividend payable as of June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable is included in accrued expenses payable at June 30, 2026 and December 31, 2025, respectively. Derivative liability payable for this transaction totaled $42,454 and $39,223 as of June 30, 2026 and December 31, 2025, and Series C Convertible Preferred Stock mezzanine liability was $68,400 as of June 30, 2026 and December 31, 2025, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise prices ranging from $0.0006 to $0.00138, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0006 to $0.0014, an expected dividend yield of 0%, expected volatility ranging from 173.04% to 202.70%, risk-free interest rates ranging from 3.98% to 5.09%, and an expected term of 1 year.

Series D Convertible Preferred Stock

On March 17, 2025, the Company filed the original Certificate of Designation designating up to 210 shares of preferred stock, $0.001 par value per share, as Series D Convertible Preferred Stock. On April 16, 2026, the Board of Directors of the Company and the sole holder of the Series D Convertible Preferred Stock approved Amendment No. 1 to the Certificate of Designation, increasing the number of shares designated as Series D Convertible Preferred Stock from 210 to up to 500 shares (which shall not be subject to increase without the written consent of all of the holders of the Series D Convertible Preferred Stock). Each share of Preferred Stock shall have a par value of $0.001 per share and a stated value of $1,200, subject to the increase set forth in the Certificate of Designation.

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

The Company recalculated the value of the derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $13,332 and $20,932 for the three months and six months ended June 30, 2026, and recorded a gain of $15,252 and $15,443 for the three months and six months ended June 30, 2025, respectively. In addition, the Company recorded preferred stock dividend expense of $4,971 and $9,887 for the three months and six months ended June 30, 2026, and recorded $2,154 and $2,391 for the three months and six months ended June 30, 2025, respectively. The preferred stock dividend payable to GHS for this derivative totaled $24,261 and $14,374 as of June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at June 30, 2026 included $25,326 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. The preferred stock dividend payable is included in accrued expenses payable at June 30, 2026 and December 31, 2025, respectively. GHS waived the cumulative penalty of $25,326 for non-payment of dividend as of June 30, 2026. The derivative liability payable for this transaction totaled $98,902 and $77,970 as of June 30, 2026 and December 31, 2025, and Series D Convertible Preferred Stock mezzanine liability was $72,000 as of June 30, 2026 and December 31, 2025, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price ranging from $0.00032 to $0.0008, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0006 to $0.001, an expected dividend yield of 0%, expected volatility ranging from 173.04% to 199.73%, risk-free interest rates ranging from 3.48% to 4.04%, and an expected term of 1 year.

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

The Company recalculated the value of derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $9,999 and $15,699 for the three months and six months ended June 30, 2026, and recorded a gain of $20,034 for the three months and six months ended June 30, 2025, respectively. In addition, the Company recorded preferred stock dividend expense of $2,661 and $5,293 calculated at the default rate of 18% per annum pursuant to the terms of the agreement for non-payment of dividend, for the three months and six months ended June 30, 2026, and recorded $1,438 and $1,438 for the three months and six months ended June 30, 2025, respectively. Preferred stock dividend payable to GHS on this derivative totaled $10,486 and $5,193 as of June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable is included in accrued expenses payable at June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at June 30, 2026 included $3,120 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. Derivative liability payable for this transaction totaled $74,176 and $58,477 as of June 30, 2026 and December 31, 2025, and Series D Convertible Preferred Stock mezzanine liability was $54,000 as of June 30, 2026 and December 31, 2025, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price ranging from $0.00032 to $0.0007, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0006 to $0.0010, an expected dividend yield of 0%, expected volatility ranging from 173.04% to 199.89%, risk-free interest rates ranging from 3.96% to 3.98%, and an expected term of 1 year.

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

The Company recalculated the value of derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $2,444 and $3,837 for the three months and six months ended June 30, 2026, and recorded a gain of $4,726 for the three months and six months ended June 30, 2025, respectively. In addition, the Company recorded preferred stock dividend expense of $654 and $1,298 calculated at the default rate of 18% per annum pursuant to the terms of the agreement for non-payment of dividend, for the three months and six months ended June 30, 2026, and recorded $204 for the three months and six months ended June 2025, respectively. Preferred stock dividend payable to GHS on this derivative totaled $2,409 and $1,111 as of June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable is included in accrued expenses payable at June 30, 2026 and December 31, 2025, respectively. Derivative liability payable for this transaction totaled $18,132 and $14,294 as of June 30, 2026 and December 31, 2025, and Series D Convertible Preferred Stock mezzanine liability was $13,200 as of June 30, 2026 and December 31, 2025, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price ranging from $0.00032 to $0.0007, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0006 to $0.0010, an expected dividend yield of 0%, expected volatility ranging from 173.04% to 199.89%, risk-free interest rates ranging from 3.48% to 4.14%, and an expected term of 1 year.

May 14, 2025 - 2

On May 14, 2025, pursuant to the terms of the SPA, GHS purchased 25 shares of Series D Convertible Preferred Stock for gross consideration of $25,000. The Company paid $500 in selling commissions and legal fees to complete this financing.

On May 10, 2025 (the date of receipt of cash proceeds of $24,500), the Company valued the fair value of the derivative and recorded an initial derivative liability of $31,399, $6,399 as day one loss on the derivative, $5,000 as interest expense, $5,000 as Series D Convertible Preferred Stock mezzanine liability, and $25,000 as a loss recorded on issuance to interest expense. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $5,555 and $8,722 for the three months and six months ended June 30, 2026, and recorded a gain of $10,740 for the three months and six months ended June 30, 2025, respectively. In addition, the Company recorded preferred stock dividend expense of $1,487 and $2,950 calculated at the default rate of 18% per annum pursuant to the terms of the agreement for non-payment of dividend, for the three months and six months ended June 30, 2026, and recorded $464 for the three months and six months ended June 2025, respectively. Preferred stock dividend payable to GHS on this derivative totaled $5,476 and $2,526 as of June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable is included in accrued expenses payable at June 30, 2026 and December 31, 2025, respectively. Derivative liability payable for this transaction totaled $41,209 and $32,487 as of June 30, 2026 and December 31, 2025, and Series D Convertible Preferred Stock mezzanine liability was $30,000 as of June 30, 2026 and December 31, 2025, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price ranging from $0.00032 to $0.0007, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0006 to $0.0010, an expected dividend yield of 0%, expected volatility ranging from 173.04% to 199.89%, risk-free interest rates ranging from 3.48% to 4.14%, and an expected term of 1 year.

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

The Company recalculated the value of derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $7,777 and $12,210 for the three months and six months ended June 30, 2026. In addition, the Company recorded preferred stock dividend expense of $2,016 and $3,943 for the three months and six months ended June 30, 2026. Preferred stock dividend payable to GHS on this derivative totaled $5,042 and $1,099 as of June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable is included in accrued expenses payable at June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at June 30, 2026 included $2,170 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. Derivative liability payable for this transaction totaled $57,693 and $45,482 as of June 30, 2026 and December 31, 2025, and Series D Convertible Preferred Stock mezzanine liability was $42,000 as of June 30, 2026 and December 31, 2025, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price ranging from $0.00032 to $0.0005, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0005 to $0.0008, an expected dividend yield of 0%, expected volatility ranging from 173.04% to 198.95%, risk-free interest rates ranging from 3.48% to 3.98%, and an expected term of 1 year.

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

The Company recalculated the value of derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $7,555 and $11,861 for the three months and six months ended June 30, 2026. In addition, the Company recorded preferred stock dividend expense of $1,857 and $3,693 for the three months and six months ended June 30, 2026. Preferred stock dividend payable to GHS on this derivative totaled $4,087 and $394 as of June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable is included in accrued expenses payable at June 30, 2026 and December 31, 2025, respectively. The preferred stock dividend payable at June 30, 2026 included $1,841 of cumulative dividend payable at a default rate of 18% per annum pursuant to the terms of the agreement. Derivative liability payable for this transaction totaled $56,044 and $44,183 as of June 30, 2026 and December 31, 2025, and Series D Convertible Preferred Stock mezzanine liability was $40,800 as of June 30, 2026 and December 31, 2025, respectively.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price ranging from $0.00032 to $0.0006, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0006 to $0.0008, an expected dividend yield of 0%, expected volatility ranging from 173.26% to 198.95%, risk-free interest rates ranging from 3.48% to 3.98%, and an expected term of 1 year.

March 12, 2026

On March 12, 2026, pursuant to the terms of the SPA, GHS purchased 43 shares of Series D Convertible Preferred Stock for gross consideration of $43,000. The Company paid $2,860 in sales commissions and legal fees to complete this financing. In addition, GHS received 4 shares of Series D Convertible Preferred Stock as an equity incentive to consummate the purchase transaction pursuant to amended terms of the SPA.

On March 12, 2026 (the date of receipt of cash proceeds of $40,140), the Company valued the fair value of the derivative and recorded an initial derivative liability of $62,309, $22,169 as day one loss on the derivative, $13,400 as interest expense, $13,400 as Series D Convertible Preferred Stock mezzanine liability, and $40,140 as a loss recorded on issuance as interest expense. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $10,443 and $15,164 for the three months and six months ended June 30, 2026. In addition, the Company recorded preferred stock dividend expense of $2,068 and $2,425 for the three months and six months ended June 30, 2026. Preferred stock dividend payable to GHS on this derivative totaled $2,425 as of June 30, 2026. The preferred stock dividend payable is included in accrued expenses payable at June 30, 2026 and December 31, 2025, respectively. Derivative liability payable for this transaction totaled $77,473 as of June 30, 2026, and Series D Convertible Preferred Stock mezzanine liability was $56,400 as of June 30, 2026.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price ranging from $0.00032 to $0.0006, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0006 to $0.0010, an expected dividend yield of 0%, expected volatility ranging from 173.04% to 175.68%, risk-free interest rates ranging from 3.66% to 3.98%, and an expected term of 1 year.

April 21, 2026

On April 21, 2026, pursuant to the terms of the SPA, GHS purchased 45 shares of Series D Convertible Preferred Stock for gross consideration of $45,000. The Company paid $1,900 in sales commissions and legal fees to complete this financing. In addition, GHS received 5 shares of Series D Convertible Preferred Stock as an equity incentive to consummate the purchase transaction pursuant to amended terms of the SPA.

On April 21, 2026 (the date of receipt of cash proceeds of $43,100), the Company valued the fair value of the derivative and recorded an initial derivative liability of $60,836, $17,736 as day one loss on the derivative, $15,000 as interest expense, $15,000 as Series D Convertible Preferred Stock mezzanine liability, and $43,100 as a loss recorded on issuance as interest expense. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a loss of $21,582 for the three months and six months ended June 30, 2026. In addition, the Company recorded preferred stock dividend expense of $1,260 for the three months and six months ended June 30, 2026. Preferred stock dividend payable to GHS on this derivative totaled $1,260 as of June 30, 2026. The preferred stock dividend payable is included in accrued expenses payable at June 30, 2026 and December 31, 2025, respectively. Derivative liability payable for this transaction totaled $82,418 as of June 30, 2026, and Series D Convertible Preferred Stock mezzanine liability was $60,000 as of June 30, 2026.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price ranging from $0.00032 to $0.0005, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0006 to $0.0007, an expected dividend yield of 0%, expected volatility ranging from 173.04% to 175.64%, risk-free interest rates ranging from 3.69% to 3.98%, and an expected term of 1 year.

June 15, 2026

On June 15, 2026, pursuant to the terms of the SPA, GHS purchased 37 shares of Series D Convertible Preferred Stock for gross consideration of $37,000. The Company paid $720 in sales commissions and legal fees to complete this financing. In addition, GHS received 3 shares of Series D Convertible Preferred Stock as an equity incentive to consummate the purchase transaction pursuant to amended terms of the SPA.

On June 15, 2026 (the date of receipt of cash proceeds of $36,280), the Company valued the fair value of the derivative and recorded an initial derivative liability of $67,437, $31,157 as day one loss on the derivative, $11,000 as interest expense, $11,000 as Series D Convertible Preferred Stock mezzanine liability, and $36,280 as a loss recorded on issuance as interest expense. The expected term of the derivative in calculating the fair value of derivative liability is one year.

The Company recalculated the value of derivative liability associated with the convertible note in connection with the change in fair market value of the derivative liability and recorded a gain of $1,502 for the three months and six months ended June 30, 2026. In addition, the Company recorded preferred stock dividend expense of $222 for the three months and six months ended June 30, 2026. Preferred stock dividend payable to GHS on this derivative totaled $222 as of June 30, 2026. The preferred stock dividend payable is included in accrued expenses payable at June 30, 2026 and December 31, 2025, respectively. Derivative liability payable for this transaction totaled $65,934 as of June 30, 2026, and Series D Convertible Preferred Stock mezzanine liability was $48,000 as of June 30, 2026.

The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion exercise price ranging from $0.0003 to $0.00032, the closing stock price of the Company’s common stock on the date of valuation ranges from $0.0006 to $0.0006, an expected dividend yield of 0%, expected volatility ranging from 173.04% to 182.47%, risk-free interest rates ranging from 3.84% to 3.98%, and an expected term of 1 year.

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

On October 30, 2025, the Company entered into a Debt Exchange Agreement (the “Emmons DEA”) with Clifford L. Emmons, it’s Chief Executive Officer and Director. Pursuant to the Emmons DEA, Mr. Emmons exchanged $387,242 of accrued compensation and unpaid fees owed to him by the Company under various agreements, for 269 shares of the Company’s Series E Convertible Preferred Stock (the “Series E Preferred Stock”). In addition to the issuance of the Company’s Series E Preferred Stock, Mr. Emmons agreed to cancel 7,800 shares of Series A Preferred Stock owned by him. The closing of the Emmons DEA occurred on November 5, 2025. The Company recorded dividend expense of $8,578 and $16,815 for the three months and six months ended June 30, 2026. The Company has recorded $22,374 and $5,599 as dividend payable to Mr. Emmons as of June 30, 2026 and December 31, 2025, respectively.

On October 30, 2025, the Company entered into a Debt Exchange Agreement (the “Mitta DEA”) with Vidhyadhar Mitta, it’s former Director. Pursuant to the Mitta DEA, Mr. Mitta exchanged $216,156 of principal and accrued and unpaid interest owed to him by the Company under the 12% Secured Convertible Promissory Note issued to Mr. Mitta on August 2, 2019 for 180 shares of Series E Preferred Stock. In addition to the issuance of the Series E Preferred Stock, Mr. Mitta agreed to cancel 12,000 shares of Series A Preferred Stock owned by him. The closing of the Mitta DEA occurred on November 5, 2025. The Company recorded dividend expense of $5,740 and $11,252 for the three months and six months ended June 30, 2026. The Company recorded $14,972 and $3,720 as dividend payable to Mr. Mitta as of June 30, 2026 and December 31, 2025, respectively.

On October 30, 2025, the Company entered into a Debt Exchange Agreement (the “McNemar DEA”) with Karen McNemar, it’s former Chief Financial Officer. Pursuant to the McNemar DEA, Ms. McNemar exchanged $323,269 of accrued and unpaid fees owed to her by the Company under various agreements for 269 shares of Series E Preferred Stock. In addition to the issuance of the Series E Preferred Stock, Ms. McNemar agreed to cancel 6,045 shares of Series A Preferred Stock owned by her. The closing of the McNemar DEA occurred on November 5, 2025. The Company recorded dividend expense of $8,578 and $16,815 for the three months and six months ended June 30, 2026. The Company recorded $22,374 and $5,559 as dividend payable to Ms. McNemar as of June 30, 2026 and December 31, 2025, respectively.

On October 30, 2025, the Company entered into a Debt Exchange Agreement (the “Senior Secured DEA”) with Sergey Gogin and Yvsgramorah, LLC, an entity controlled by Mr. Gogin (the “Senior Secured Holders”). Pursuant to the Senior Secured DEA, the Senior Secured Holders exchanged an aggregate of $522,195 of principal and accrued and unpaid interest owed to the Senior Secured Holders by the Company under the Senior Secured Convertible Note issued to Mr. Gogin on January 22, 2018 (the “Gogin Note”) and the Senior Secured Convertible Note issued to Yvsgramorah, LLC on March 6, 2019 (the “YVS Note,” together, with the Gogin Note, the “Senior Secured Notes”) for an aggregate of 489 shares (the “Senior Secured Shares”) of Series E Preferred Stock. The closing of the Senior Secured DEA occurred on November 5, 2025. The Company recorded dividend expense of $15,594 and $30,567 for the three months and six months ended June 30, 2026. The Company recorded $40,673 and $10,106 as dividend payable to Mr. Gogin as of June 30, 2026 and December 31, 2025, respectively.

The following table represents the change in the fair value of the derivative liabilities for the six months ended June 30, 2026 and 2025, respectively.

	Level 1	Level 2	Level 3
Balance at December 31, 2024	$–	$–	$758,787
Additions to derivative liability	–	–	167,459
Change in the fair value of derivative liability	–	–	(228,311)
Balance at June 30, 2025	$–	$–	$697,935

Balance at December 31, 2025	$–	$–	$951,532
Additions to derivative liability	–	–	190,581
Change in the fair value of derivative liability	–	–	296,088
Balance at June 30, 2026	$–	$–	$1,438,201

As a result of issuance of derivative instruments, the Company recorded a derivative liability of $1,438,201 and $951,532 as of June 30, 2026 and December 31, 2025, Series B Convertible Preferred Stock liability of $699,600 as of June 30, 2026 and December 31, 2025, Series C Convertible Preferred Stock liability of $68,400 as of June 30, 2026 and December 31, 2025, and Series D Convertible Preferred Stock liability of $402,000 and $252,000 as of June 30, 2026 and December 31, 2025, respectively.

NOTE 8 – SUBSEQUENT EVENT

On July 9, 2026, GHS Investments entered into a financing arrangement and purchased 27 shares of Series D Convertible Preferred Stock, $0.001 par value, for $1,000 per share, for a cash consideration of $26,460. The Company paid sales commission of $540 to complete this sale transaction.

On August 7, 2026, GHS Investments entered into a financing arrangement and purchased 37 shares of Series D Convertible Preferred Stock, $0.001 par value, for $1,000 per share, for a cash consideration of $36,260. The Company paid sales commission of $740 to complete this sale transaction.

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

The financial information presented below and the following Management Discussion and Analysis of the Consolidated Financial Condition, Results of Operations, Stockholders’ Equity and Cash Flow for the quarterly periods ended June 30, 2026 and 2025 gives effect to our acquisition of OXYS Corporation (“OXYS”) on July 28, 2017. In accordance with the accounting reporting requirements for the recapitalization related to the “reverse merger” of OXYS, the financial statements for OXYS have been adjusted to reflect the change in the shares outstanding and the par value of the common stock of OXYS. Additionally, all intercompany transactions between the Company and OXYS have been eliminated.

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

Results of Operations for the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025 (Unaudited)

For the three months ended June 30, 2026, we did not record any revenues and related cost of sales. Our operating expenses totaled $83,221 which included professional fees to consultants, accountants and auditors totaling $74,728, and other general and administrative expenses relating to dues and subscriptions and state filing fees totaling $8,493. We recorded net other expense of $363,593 consisting of a loss of $198,868 due to change in fair market value of derivative liability; loss on derivatives on Series D Convertible Preferred Stock of $54,197; and interest expense of $110,528 primarily due to loss recorded on issuance of derivatives to interest expense on issuance of Series D Convertible Preferred Stock. We also recorded preferred stock dividend and default dividend due to non-payment of dividend on convertible preferred stock of $174,888. As a result of the above, we recorded a net loss of $621,702 attributable to common stockholders for the three months ended June 30, 2026.

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

Results of Operations for the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025 (Unaudited)

For the six months ended June 30, 2026, we did not earn any revenues and did not incur related cost of sales. Our operating expenses were $146,812 which primarily included legal and professional fees paid to consultants, accountants and auditors totaling $130,954, and general and administrative expenses of $15,858 which primarily included dues and subscriptions, transfer agent fees and corporate filing fees. We recorded net other expense of $526,164 consisting of a loss of $296,088 due to change in fair market value of derivative liability, loss on derivatives of $71,062 on Series D Convertible Preferred Stock, and interest expense of $159,611 primarily due to loss recorded on issuance of derivatives to interest expense on issuance of Series D Convertible Preferred Stock. We also recorded $342,399 as preferred stock dividend on convertible preferred stock for the six months ended June 30, 2026. As a result, we incurred a net loss of $1,015,375 attributable to common stockholders for the six months ended June 30, 2026.

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

No revenues were earned in the quarter ended June 30, 2026, as in prior year quarter ending June 30, 2025. We believe revenue growth for the rest of 2026 will be challenging given the difficulty in raising additional capital to fuel sales and marketing efforts. Potential future revenue growth depends on our ability to raise said capital and the following factors:

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

Liquidity and Capital Resources for the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025 (Unaudited)

At June 30, 2026, we reported a cash balance of $8,651 as a result of a decrease of $17,691 from $26,342 cash balance at December 31, 2025. This decrease was primarily as a result of net cash provided by sale of Series D convertible preferred stock of $125,000, offset by cash used by operating activities of $137,211 and cash payment of $5,480 in offering costs.

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2026 was $137,211, primarily attributed to the net loss of $672,976, initial loss on derivatives of $54,197, stock compensation expense of $80, amortization of preferred stock discount on Series D convertible preferred stock of $39,400, loss due to change in the fair value of derivative liability of $296,088, and net increase in operating assets and liabilities of $146,001. The Company recorded changes in operating assets and liabilities primarily attributable to decrease in prepaid expenses and other current assets of $13,648, decrease in accounts payable of $15,064, increase in accrued liabilities of $38,327, and increase in derivative liabilities of $136,385.

Net cash flows used in operating activities for the six months ended June 30, 2025 was $131,801, primarily attributed to the net loss of $182,540, initial loss on derivatives of $35,658, stock compensation expense of $2,529, amortization of intangible assets of $24,546, amortization of preferred stock discounts on Series B & D convertible preferred stock of $33,000, gain on change in the fair value of derivative liability of $228,311, and net decrease in operating assets and liabilities of $202,392. The Company recorded changes in operating assets and liabilities primarily attributable to decrease in prepaids and other current assets of $2,139, decrease in accounts payable of $47,467, increase in accrued liabilities of $37,291, increase in derivative liabilities of $167,459, and increase in salaries payable to related parties of $78,628.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 and 2025 was $0.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $119,520 due to cash received of $125,000 from equity financing of convertible preferred stock, net of cash payment of $5,480 in fees paid in connection with the capital raise.

Net cash provided by financing activities for the six months ended June 30, 2025, was $130,180, due to cash received from sale of Series D Convertible Preferred Stock of $141,000, net of cash payments of offering costs of $10,820.

As a result of the above activities, the Company recorded a decrease in cash of $17,691 for the six months ended June 30, 2026, and an increase in cash of $17,454 for the six months ended June 30, 2025, respectively.

The accompanying condensed unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered continuing operating losses, has a working capital deficit of $3,145,626, net loss incurred for the six months ended June 30, 2026 of $1,015,375, net cash used in operating activities of $137,211, and has an accumulated deficit of $13,664,887 as of June 30, 2026. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed unaudited financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Clifford L. Emmons, who serves as our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosure. Mr. Emmons evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2026. Based on his evaluation, Mr. Emmons concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2026, the Company sold an aggregate of 90 shares of Series D Convertible Preferred Stock to GHS for gross consideration of $82,000. These sales were exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D thereunder. GHS is an “accredited investor” as defined in Rule 501 under the Securities Act. The Company did not engage in any general solicitation or advertising in connection with the issuance of the Preferred Stock. Selling commissions in the amount of $1,620 were paid to J.H. Darbie & Co. pursuant to the Agreement.

Item 5. Other Information

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

IIOT-OXYS, Inc.

Date: August 13, 2026	By	/s/ Clifford L. Emmons
Clifford L. Emmons, Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

